Form 10-Q
period 2018-08-04
OXFORD INDUSTRIES INC
filed 2018-09-13
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of August 31, 2018
Common Stock, $1 par value	16,951,448

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Second Quarter of Fiscal 2018

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
DEFINITIONS
As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "discontinued operations" means the assets and operations of our former Ben Sherman operating group which we sold in 2015; "TBBC" means The Beaufort Bonnet Company, which we acquired in December 2017; and "U.S. Tax Reform" means the United States Tax Cuts and Jobs Act as enacted on December 22, 2017. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2019	52 weeks ending February 1, 2020
Fiscal 2018	52 weeks ending February 2, 2019
Fiscal 2017	53 weeks ended February 3, 2018
Fiscal 2016	52 weeks ended January 28, 2017
Fourth Quarter Fiscal 2018	13 weeks ending February 2, 2019
Third Quarter Fiscal 2018	13 weeks ending November 3, 2018
Second Quarter Fiscal 2018	13 weeks ended August 4, 2018
First Quarter Fiscal 2018	13 weeks ended May 5, 2018
Fourth Quarter Fiscal 2017	14 weeks ended February 3, 2018
Third Quarter Fiscal 2017	13 weeks ended October 28, 2017
Second Quarter Fiscal 2017	13 weeks ended July 29, 2017
First Quarter Fiscal 2017	13 weeks ended April 29, 2017
First Half Fiscal 2018	26 weeks ended August 4, 2018
First Half Fiscal 2017	26 weeks ended July 29, 2017

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)
(unaudited)

	August 4, 2018	February 3, 2018	July 29, 2017
ASSETS
Current Assets
Cash and cash equivalents	$7,054	$6,343	$5,983
Receivables, net	69,724	67,542	59,264
Inventories, net	123,924	126,812	119,620
Prepaid expenses and other current assets	29,393	35,421	19,626
Total Current Assets	$230,095	$236,118	$204,493
Property and equipment, net	195,378	193,533	193,668
Intangible assets, net	177,418	178,858	174,262
Goodwill	66,581	66,703	60,059
Other non-current assets, net	23,918	24,729	24,265
Total Assets	$693,390	$699,941	$656,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$51,487	$66,175	$60,332
Accrued compensation	21,606	29,941	25,403
Other accrued expenses and liabilities	37,828	36,802	32,757
Liabilities related to discontinued operations	—	2,092	3,425
Total Current Liabilities	$110,921	$135,010	$121,917
Long-term debt	24,936	45,809	37,601
Other non-current liabilities	74,649	74,029	70,836
Deferred taxes	15,752	15,269	15,520
Liabilities related to discontinued operations	—	—	1,507
Commitments and contingencies
Shareholders’ Equity
Common stock, $1.00 par value per share	16,951	16,839	16,827
Additional paid-in capital	138,613	136,664	132,668
Retained earnings	316,507	280,395	264,282
Accumulated other comprehensive loss	(4,939)	(4,074)	(4,411)
Total Shareholders’ Equity	$467,132	$429,824	$409,366
Total Liabilities and Shareholders’ Equity	$693,390	$699,941	$656,747

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	First Half Fiscal 2018	First Half Fiscal 2017
Net sales	$302,641	$284,709	$575,269	$557,072
Cost of goods sold	123,344	118,740	231,826	231,693
Gross profit	$179,297	$165,969	$343,443	$325,379
SG&A	146,340	132,911	286,060	266,102
Royalties and other operating income	3,556	3,344	7,503	7,084
Operating income	$36,513	$36,402	$64,886	$66,361
Interest expense, net	602	742	1,383	1,672
Earnings before income taxes	$35,911	$35,660	$63,503	$64,689
Income taxes	8,727	12,971	15,752	24,803
Net earnings	$27,184	$22,689	$47,751	$39,886

Net earnings per share:
Basic	$1.63	$1.37	$2.87	$2.41
Diluted	$1.61	$1.36	$2.84	$2.39

Weighted average shares outstanding:
Basic	16,683	16,605	16,661	16,577
Diluted	16,840	16,700	16,804	16,698

Dividends declared per share	$0.34	$0.27	$0.68	$0.54

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	First Half Fiscal 2018	First Half Fiscal 2017
Net earnings	$27,184	$22,689	$47,751	$39,886
Other comprehensive income (loss), net of taxes:
Net foreign currency translation (loss) income	(284)	1,151	(865)	865
Comprehensive income	$26,900	$23,840	$46,886	$40,751

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Half Fiscal 2018	First Half Fiscal 2017
Cash Flows From Operating Activities:
Net earnings	$47,751	$39,886
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	20,224	19,486
Amortization of intangible assets	1,373	1,082
Equity compensation expense	3,598	3,075
Amortization of deferred financing costs	212	211
Deferred income taxes	330	1,942
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	(2,460)	(1,336)
Inventories, net	19	23,731
Prepaid expenses and other current assets	8,494	5,298
Current liabilities	(23,366)	(9,955)
Other non-current assets, net	606	22
Other non-current liabilities	751	(307)
Cash provided by operating activities	$57,532	$83,135
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(302)	(614)
Purchases of property and equipment	(22,349)	(18,527)
Cash used in investing activities	$(22,651)	$(19,141)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(165,928)	(163,703)
Proceeds from revolving credit arrangements	145,055	109,794
Proceeds from issuance of common stock	814	713
Repurchase of equity awards for employee tax withholding liabilities	(2,351)	(2,206)
Cash dividends declared and paid	(11,522)	(9,096)
Cash used in financing activities	$(33,932)	$(64,498)
Net change in cash and cash equivalents	$949	$(504)
Effect of foreign currency translation on cash and cash equivalents	(238)	155
Cash and cash equivalents at the beginning of year	6,343	6,332
Cash and cash equivalents at the end of the period	$7,054	$5,983
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$1,211	$1,543
Cash paid for income taxes	$11,839	$18,128

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SECOND QUARTER OF FISCAL 2018

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

Recently Issued Accounting Standards Applicable to Future Periods
In February 2016, the FASB issued revised lease accounting guidance. The guidance requires companies to record substantially all leases as assets and liabilities on the balance sheet. For these leases, we will be required to recognize (1) a right to use asset which will represent our right to use, or control the use of, a specified asset for a lease term and (2) a lease liability equal to our obligation to make lease payments arising from a lease measured on a discounted basis. Also, the revised guidance requires additional qualitative and quantitative footnote disclosures in our consolidated financial statements. The guidance will be effective in the First Quarter of Fiscal 2019 with early adoption permitted. The guidance requires the use of the modified retrospective transition approach, which includes a number of optional practical expedients that companies may elect to apply. In March 2018, the FASB approved a new, optional transition method that will provide companies the option to use the effective date as the date of initial application on transition.

We are evaluating the potential impact of the revised lease accounting guidance on our consolidated balance sheet, statement of operations and statement of cash flows, and are in the process of implementing changes to our systems, processes and controls.  Our implementation plan includes assessing lease arrangements, evaluating practical expedient and policy elections, transitioning to new software in order to meet the accounting and reporting requirements of the guidance and identifying and implementing changes to our business processes and controls to support the adoption of the revised guidance.  Considering the magnitude of our existing operating leases to our business operations, the new lease guidance is expected to have a significant impact on our consolidated balance sheet by requiring the recognition of a significant amount of lease-related right of use assets and liabilities.  While we are continuing to assess the potential impact of the revised guidance, we do not anticipate the adoption of the guidance will have a material impact on our consolidated statement of operations and statement of cash flows.
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. This guidance amends the impairment model by requiring that companies use a forward-looking approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables. This guidance will be effective in Fiscal 2020 with early adoption permitted. We are currently assessing the impact that adopting this guidance will have on our consolidated financial statements.
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

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and other items that are not allocated to the operating groups including LIFO accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our operating groups. The operations of TBBC, which we acquired in December 2017, and our Lyons, Georgia distribution center are included in Corporate and Other. For a more extensive description of our operating groups, see Part I, Item 1. Business included in our Annual Report on Form 10-K for Fiscal 2017.

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	First Half Fiscal 2018	First Half Fiscal 2017
Net sales
Tommy Bahama	$192,728	$187,580	$359,860	$360,076
Lilly Pulitzer	71,623	69,458	140,250	132,801
Lanier Apparel	23,860	17,848	43,769	41,204
Southern Tide	11,777	9,395	25,249	22,037
Corporate and Other	2,653	428	6,141	954
Total net sales	$302,641	$284,709	$575,269	$557,072
Depreciation and amortization
Tommy Bahama	$8,260	$7,714	$15,326	$15,288
Lilly Pulitzer	2,624	2,079	5,103	4,074
Lanier Apparel	139	150	280	298
Southern Tide	136	103	261	209
Corporate and Other	312	332	627	699
Total depreciation and amortization	$11,471	$10,378	$21,597	$20,568
Operating income (loss)
Tommy Bahama	$20,621	$21,916	$34,924	$37,954
Lilly Pulitzer	18,421	20,982	34,247	38,669
Lanier Apparel	825	195	1,187	1,053
Southern Tide	1,420	645	3,907	2,749
Corporate and Other	(4,774)	(7,336)	(9,379)	(14,064)
Total operating income	$36,513	$36,402	$64,886	$66,361
Interest expense, net	602	742	1,383	1,672
Earnings before income taxes	$35,911	$35,660	$63,503	$64,689

3.     Accumulated Other Comprehensive Loss: Substantially all amounts included in accumulated other comprehensive loss in our consolidated balance sheets, as well as any related changes, for each period presented, reflect the net foreign currency translation adjustment related to our Tommy Bahama operations in Canada, Australia and Japan.

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
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides us with up to one year to finalize accounting for the impacts of U.S. Tax Reform. Since our initial accounting for U.S Tax Reform impact is incomplete, we may include provisional amounts when reasonable estimates can be made or continue to apply the prior tax law if a reasonable estimate cannot be made. In accordance with SAB 118, as of August 4, 2018 and February 3, 2018, we estimated provisional tax amounts related to our deferred income tax assets and liabilities, including the impacts of the change in the federal corporate tax rate, deductions for executive compensation, our indefinite reinvestment assertion, the transition tax, GILTI, BEAT and FDII. Also, as of August 4, 2018 and February 3, 2018, we have not yet elected an accounting policy related to how we will account for GILTI and therefore have not included any deferred tax impacts of GILTI in our consolidated financial statements. Further, as of August 4, 2018 and February 3, 2018, we continue to assert, on a provisional basis, that substantially all of our investments in foreign subsidiaries and related earnings are permanently reinvested outside of the United States, or that there is no tax payable for any subsidiaries in which we are not permanently reinvested. Therefore, we have not recorded any deferred tax liabilities related to these investments and earnings.

As a result of the provisional revaluation impact on our deferred taxes and certain other items related to U.S. Tax Reform, we recognized a reduction in tax expense of $12 million in our Fiscal 2017 statement of operations. During the First Half of Fiscal 2018, we did not recognize any measurement period adjustments to the provisional amounts recognized during Fiscal 2017. We are still finalizing our calculations related to the impact of U.S. Tax Reform.

The effective tax rate for the Second Quarter of Fiscal 2018, Second Quarter of Fiscal 2017, First Half of Fiscal 2018 and First Half of Fiscal 2017 were 24.3%, 36.4%, 24.8% and 38.3%, respectively. The effective tax rate for both the Second Quarter of Fiscal 2018 and the First Half of Fiscal 2018 decreased from the Second Quarter of Fiscal 2017 and the First Half of Fiscal 2017, primarily due to the lower federal corporate tax rate resulting from U.S. Tax Reform. Our effective tax rate for the full year of Fiscal 2018 is expected to be approximately 26%, which includes the U.S. federal statutory rate of 21% and state income taxes, net of the related federal income tax benefit; the rate differential related to foreign operations; valuation allowances against operating losses and other carryforwards; the excess tax benefit related to restricted stock vesting; and various other items impacting the effective tax rate. The effective rate for Fiscal 2018 may vary from 26% as a result of adjustments to the provisional amounts recognized for U.S. Tax Reform as discussed above as well as any discrete items recognized during Fiscal 2018. The final impact of U.S. Tax Reform may differ from our provisional amounts recognized in Fiscal 2017 due to, among other things, additional regulatory guidance that may be issued, us obtaining additional information to refine our estimated tax amounts and changes in current interpretations and assumptions.

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

We adopted the revised revenue recognition guidance as of the first day of Fiscal 2018 using the modified retrospective method, applying the guidance only to contracts that were not completed prior to Fiscal 2018. There was no adjustment for the cumulative effect of applying the guidance to retained earnings upon adoption as there was no change in the timing of revenue recognition for any of our revenue streams. We have changed our accounting policies and practices and designed and implemented specific controls over our evaluation of the impact of the new guidance, including disclosure requirements and the collection of relevant data for the reporting process.
Our revenue streams consist of direct to consumer sales, including our retail store, e-commerce and restaurant operations, and wholesale sales, as well as royalty income, which is included in royalties and other income in our consolidated statements of operations. The table below quantifies the amount of net sales by distribution channel (in thousands) and as a percentage of net sales.

	Second Quarter of Fiscal 2018		Second Quarter of Fiscal 2017		First Half of Fiscal 2018		First Half of Fiscal 2017
Retail	$134,581	45%	$127,197	45%	$242,316	42%	$229,860	41%
E-commerce	63,363	21%	55,967	20%	107,885	19%	91,640	17%
Restaurant	21,467	7%	20,029	7%	46,760	8%	43,438	8%
Wholesale	82,402	27%	80,810	28%	176,778	31%	190,660	34%
Other	828	—%	706	—%	1,530	—%	1,474	—%
Net sales	$302,641	100%	$284,709	100%	$575,269	100%	$557,072	100%
The tables below provide net sales by operating group (in thousands) and the percentage of net sales by distribution channel for each operating group.

	Second Quarter of Fiscal 2018
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$192,728	50%	21%	11%	18%	—%
Lilly Pulitzer	$71,623	52%	27%	—%	21%	—%
Lanier Apparel	$23,860	—%	—%	—%	100%	—%
Southern Tide	$11,777	—%	20%	—%	80%	—%
Corporate and Other	$2,653	—%	51%	—%	22%	27%
	Second Quarter of Fiscal 2017
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$187,580	52%	19%	11%	18%	—%
Lilly Pulitzer	$69,458	42%	26%	—%	32%	—%
Lanier Apparel	$17,848	—%	—%	—%	100%	—%
Southern Tide	$9,395	—%	23%	—%	77%	—%
Corporate and Other	$428	—%	—%	—%	—%	100%
	First Half of Fiscal 2018
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$359,860	49%	18%	13%	20%	—%
Lilly Pulitzer	$140,250	48%	26%	—%	26%	—%
Lanier Apparel	$43,769	—%	—%	—%	100%	—%
Southern Tide	$25,249	—%	16%	—%	84%	—%
Corporate and Other	$6,141	—%	56%	—%	23%	21%
	First Half of Fiscal 2017
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$360,076	49%	16%	12%	23%	—%
Lilly Pulitzer	$132,801	40%	23%	—%	37%	—%
Lanier Apparel	$41,204	—%	—%	—%	100%	—%
Southern Tide	$22,037	—%	17%	—%	83%	—%
Corporate and Other	$954	—%	—%	—%	—%	100%
Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligations generally consist of delivering our products to our direct to consumer and wholesale customers. Control of the product is generally transferred upon providing the product to consumers in our bricks and mortar retail stores and restaurants, upon physical delivery of the products to consumers in our e-commerce operations and upon shipment from the distribution center to customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligations related to the contract and have an unconditional right to consideration as outlined in the contract. Our receivables resulting from contracts with customers in our direct to consumer operations are generally collected within a few days, upon settlement of the credit card transaction. Our receivables resulting from contracts with our customers in our wholesale operations are generally collected within one quarter, in accordance with established credit terms. All of our performance obligations under the terms of our contracts with customers in our direct to consumer and wholesale operations have an expected original duration of one year or less. Our revenue, including any freight income, is recognized net of applicable taxes in our consolidated statements of operations.
In our direct to consumer operations, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts, thus retail store, e-commerce and restaurant revenues are recorded net of estimated returns and discounts, as applicable. The sales return allowance is recognized on a gross basis, with the recognition of a return liability for the amount of sales estimated to be returned and a return asset for the right to recover the product estimated to be returned by the customer, measured at the previous carrying amounts of the product. The value of inventory associated with a right to recover the goods returned are included in prepaid expenses and other current assets in our consolidated balance sheet as of August 4, 2018, whereas prior to Fiscal 2018 those amounts were included in inventories. The changes in the return liability are recognized in net sales in our consolidated statements of operations and the changes in the return asset are recognized in cost of goods sold in our consolidated statements of operations for all periods presented.
In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. Some of these arrangements are written agreements, while others may be implied by customary practices or expectations in the industry. Wholesale sales are recorded net of such discounts, allowances and cooperative advertising support for our customers, operational chargebacks and provisions for estimated wholesale returns. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. In accordance with the new revenue recognition guidance, we only recognize revenue to the extent that it is probable that we will not recognize a significant reversal of revenue when the uncertainties related to the variability are ultimately resolved. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets, with the estimated value of inventory expected to be returned in prepaid expenses and other current assets in our consolidated balance sheets as of August 4, 2018. As of August 4, 2018, February 3, 2018 and July 29, 2017, reserve balances recorded as a reduction to receivables related to these items were $7 million, $7 million and $8 million, respectively.
In addition to trade and other receivables, an income tax receivable of $6 million and $5 million is included in receivables, net in our consolidated balance sheet as of August 4, 2018 and February 3, 2018, respectively, with no material income tax receivable as of July 29, 2017. Substantially all other amounts recognized in receivables, net as of those dates represent receivables related to contracts with customers. As of August 4, 2018, prepaid expenses and other current assets includes $2 million representing the estimate of the value of inventory for wholesale and direct to consumer sales returns, which would have been recognized in inventories pursuant to the previous guidance, while the estimated sales returns amount of $4 million for expected direct to consumer returns is classified in other accrued expenses and liabilities in our consolidated balance sheet as of August 4, 2018. We do not have any significant contract assets related to contracts with customers, other than receivables and the value of inventory associated with reserves for expected sales returns, as of August 4, 2018, February 3, 2018 or July 29, 2017.
In addition to our estimated return amounts, our contract liabilities related to contracts with customers include gift cards and merchandise credits issued by us, which do not have an expiration date, but are redeemable on demand by the holder of the card. Historically, substantially all gift cards and merchandise credits are redeemed within one year of issuance. Gift cards and merchandise credits are recorded as a liability until our performance obligation is satisfied, which occurs when redeemed by the consumer, at which point revenue is recognized. However, we recognize breakage income for certain gift cards and merchandise credits using the redemption recognition method, subject to applicable laws in certain states. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in other accrued expenses and liabilities in our consolidated balance sheets and totaled $10 million, $10 million and $9 million as of August 4, 2018, February 3, 2018, and July 29, 2017, respectively. Gift card breakage, which was not material in any period presented, is included in net sales in our consolidated statements of operations.
Royalties from the license of our owned brands, which are generally based on the greater of a percentage of the licensee's actual net sales or a contractually determined minimum royalty amount, are recognized over time based upon the guaranteed minimum royalty obligations and adjusted as sales data, or estimates thereof, is received from licensees. Royalty income represents substantially all of the amounts included in royalties and other operating income in our consolidated statements of operations.
We have made the following accounting policy elections and practical expedients related to the new revenue recognition guidance: (1) we exclude any taxes collected from customers that are remitted to taxing authorities from net sales; (2) we deem charges incurred by us before and after the customer obtains control of goods, as applicable, as fulfillment costs; (3) as customer payment terms are less than one year from the transfer of goods, we do not adjust receivable amounts for the effects of time value of money; and (4) we utilize the portfolio approach when multiple contracts or performance obligations are involved in the determination of revenue recognition. We do not believe the use of any practical expedients utilized by us had a material impact on our financial statements upon our adoption of the revised guidance.
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

6.     Tommy Bahama Japan Charges: During the Second Quarter of Fiscal 2018, we incurred certain charges related to the restructure and downsizing of our Tommy Bahama Japan operations, including the forthcoming closure and early lease termination of the Tommy Bahama Ginza flagship retail-restaurant location, for which the lease was previously scheduled to expire in 2022. These charges, which are an estimate of the charges that will actually be incurred, totaled $4 million in the Second Quarter of Fiscal 2018, consisting of $2 million of lease termination and premises reinstatement charges, $1 million of non-cash asset impairment charges and $1 million of other charges including inventory markdowns and employee severance. As we anticipate that substantially all of these charges will be paid in the second half of Fiscal 2018 or the First Quarter of Fiscal 2019, the amounts payable are included in current liabilities in our consolidated balance sheet as of August 4, 2018. These charges were recognized in SG&A, except for the inventory markdowns of $0.5 million which were recognized in cost of goods sold.

We plan to close the Tommy Bahama Ginza restaurant and retail store in the Third Quarter of Fiscal 2018 and Fourth Quarter of Fiscal 2018, respectively. Following the closure of the Ginza retail-restaurant location, we will retain a very limited presence in Japan, which will allow us to continue to review various alternatives for the Tommy Bahama brand in Japan.

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

OVERVIEW
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands and other owned and licensed brands as well as private label apparel products. During Fiscal 2017, 92% of our net sales were from products bearing brands that we own, and 66% of our net sales were through our direct to consumer channels of distribution. In Fiscal 2017, 97% of our consolidated net sales were to customers located in the United States, with the sales outside the United States consisting primarily of our Tommy Bahama sales in Canada and the Asia-Pacific region.
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
Within our Lanier Apparel operating group, we sell tailored clothing and sportswear products under licensed, private label and owned brands. Lanier Apparel's customers include department stores, discount and off-price retailers, warehouse clubs, national chains, specialty stores and multi-branded e-commerce retailers.
The disposal of discontinued, end of season or excess inventory is an ongoing part of any apparel business, and our operating groups have historically utilized a variety of methods to sell such inventory, including outlet stores in Tommy

Bahama, e-commerce flash sales on e-commerce websites, and off-price retailers. Our focus in disposing of the excess inventory for our lifestyle brands is to do so in a brand appropriate setting and achieve an acceptable margin.

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

We believe the retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailing. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands and retailers. As a result, consumers have more information and greater control over information they receive as well as broader, faster and cheaper access to goods than ever before. This, along with the coming of age of the “millennial” generation, is revolutionizing the way that consumers shop for fashion and other goods.  The evidence of the evolution is apparent with weakness and store closures for certain department stores and mall-based retailers, decreased consumer retail traffic, a more promotional retail environment, expansion of off-price and discount retailers, and a shift from bricks and mortar to internet purchasing. These changes may require that brands and retailers approach their operations, including marketing and advertising, differently than historical practices.

While this evolution in the fashion retail industry presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment. We believe our brands have true competitive advantages in this new retailing paradigm, and we are leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long term while managing the various challenges facing our industry.

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

We believe our lifestyle brands have an opportunity for modest sales increases in their wholesale businesses in the long term.  However, we must be diligent in our effort to avoid compromising the integrity of our brands by maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represented approximately 14% of our consolidated net sales in Fiscal 2017, compared to approximately 16% in Fiscal 2016.  The management of wholesale distribution for our lifestyle brands resulted in a decrease in wholesale sales in the First Half of Fiscal 2018 and could result in additional reductions in wholesale sales in future periods, as we may decrease the amount of sales to certain wholesale accounts by reducing the number of doors that carry our product, reducing the volume sold for a particular door or exiting the account altogether.  We anticipate that sales increases in our wholesale businesses in the long term will stem primarily from current customers adding within their existing door count and increasing their online business; increased sales to online retailers; and our selective addition of new wholesale customers who generally follow a retail model with limited discounting and who present and merchandise our products in a way that is consistent with our full-price, direct to consumer distribution strategy. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs and licenses.

We believe we must continue to invest in our lifestyle brands to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations, such as technology enhancements, e-commerce initiatives and retail store and restaurant build-out for new, relocated or remodeled locations, as well as distribution center and administrative office expansion initiatives. Additionally, we anticipate increased advertising, employment and other costs to support ongoing business operations and fuel future sales growth. Advertising expense in the First Half of Fiscal 2018 increased relative to First Half of Fiscal 2017 for each of our brands with an advertising spend focusing on new consumer acquisition as well as consumer retention and engagement.

In the midst of the changes in our industry, an important initiative for us in Fiscal 2017 was to increase the profitability of the Tommy Bahama business. These initiatives generally focused on increasing gross margin and operating margin through efforts such as: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; taking a more conservative approach to retail store openings and lease renewals; and continuing our efforts to reduce Asia-Pacific operating losses. Good progress was made on these initiatives in Fiscal 2017. In the First Half of Fiscal 2018, additional progress was made in reducing Asia-Pacific losses with the restructuring of the Tommy Bahama Japan operations, as discussed in Note 6.

We continue to believe it is important to maintain a strong balance sheet and liquidity. We believe positive cash flow from operations, coupled with the strength of our balance sheet and liquidity, will provide us with sufficient resources to fund future investments in our owned lifestyle brands. While we believe we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, our strong cash flows from operations provide us the ability to continue to evaluate opportunities to add additional lifestyle brands to our portfolio in the future if we identify appropriate targets that meet our investment criteria. With the evolving fashion retail environment, our interest in acquiring smaller brands and earlier stage companies is evolving, particularly where we may have the opportunity to more fully integrate the brand into our existing infrastructure and shared services functions.
Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business are described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2017.
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for the First Half of Fiscal 2018 compared to the First Half of Fiscal 2017:

	First Half Fiscal 2018	First Half Fiscal 2017
Net sales	$575,269	$557,072
Operating income	$64,886	$66,361
Net earnings	$47,751	$39,886
Net earnings per diluted share	$2.84	$2.39

The higher net earnings per diluted share in the First Half of Fiscal 2018 was primarily due to (1) the lower effective tax rate resulting from U.S. Tax Reform as discussed in Note 4, (2) improved operating results in Corporate and Other, primarily due to the favorable impact of LIFO accounting and the operations of TBBC, which we acquired in the Fourth Quarter of Fiscal 2017, and (3) increased operating income in Southern Tide due to higher net sales. These items were partially offset by (1) lower operating income in Lilly Pulitzer, primarily due to lower wholesale sales, which offset the impact of increased direct to consumer sales, and (2) lower operating income in Tommy Bahama, primarily due to increased advertising expense and Tommy Bahama Japan restructuring charges as discussed in Note 6. Changes in operating results by group are discussed below.

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

Because Fiscal 2017 had 53 weeks, each fiscal quarter in Fiscal 2018 starts and ends one calendar week later than in Fiscal 2017 (e.g., the Second Quarter of Fiscal 2018 is the period from May 6, 2018 to August 4, 2018, inclusive, while the Second Quarter of Fiscal 2017 is the period from April 30, 2017 to July 29, 2017, inclusive). Due to the significant seasonality of our direct to consumer sales, particularly during the first and second fiscal quarters each year, as well as the timing of our merchandising and marketing initiatives, the one-week shift between Fiscal 2017 and Fiscal 2018 may significantly impact our comparable store sales if presented on a fiscal period basis. To provide a more accurate assessment of our Fiscal 2018 comparable store productivity, we are presenting our Fiscal 2018 comparable store sales on a calendar-adjusted basis by comparing the Fiscal 2018 period to the comparable calendar period in the preceding year, rather than the comparable fiscal period in the preceding year. By way of example, our Second Quarter of Fiscal 2018 comparable store sales presentation compares the Second Quarter of Fiscal 2018 to the 13-week period ended August 5, 2017. Except as otherwise specified, all references to comparable store sales during Fiscal 2018 contained in this report refer to the calendar-adjusted comparable store sales as opposed to the fiscal period comparable store sales.

Definitions and calculations of comparable store sales differ among retail companies, and therefore comparable store sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

STORE COUNT

The table below provides store count information for Tommy Bahama and Lilly Pulitzer as of the dates specified.

	August 4, 2018	February 3, 2018	July 29, 2017	January 28, 2017
Tommy Bahama Full-Price Retail Stores	111	110	111	111
Tommy Bahama Retail-Restaurant Locations	18	18	17	17
Tommy Bahama Outlet Stores	38	38	39	40
Total Tommy Bahama Retail Locations	167	166	167	168
Lilly Pulitzer Full-Price Retail Stores	60	57	50	40
Total Oxford Retail Locations	227	223	217	208

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2018 COMPARED TO SECOND QUARTER OF FISCAL 2017

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The table also sets forth the dollar change and the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, and percentage columns may not add due to rounding.

	Second Quarter Fiscal 2018		Second Quarter Fiscal 2017		$ Change	% Change
Net sales	$302,641	100.0%	$284,709	100.0%	$17,932	6.3%
Cost of goods sold	123,344	40.8%	118,740	41.7%	4,604	3.9%
Gross profit	$179,297	59.2%	$165,969	58.3%	$13,328	8.0%
SG&A	146,340	48.4%	132,911	46.7%	13,429	10.1%
Royalties and other operating income	3,556	1.2%	3,344	1.2%	212	6.3%
Operating income	$36,513	12.1%	$36,402	12.8%	$111	0.3%
Interest expense, net	602	0.2%	742	0.3%	(140)	(18.9)%
Earnings before income taxes	$35,911	11.9%	$35,660	12.5%	$251	0.7%
Income taxes	8,727	2.9%	12,971	4.6%	(4,244)	(32.7)%
Net earnings	$27,184	9.0%	$22,689	8.0%	$4,495	19.8%

The discussion and tables below compare certain line items included in our statements of operations for the Second Quarter of Fiscal 2018 to the Second Quarter of Fiscal 2017. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations.

Net Sales

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	$ Change	% Change
Tommy Bahama	$192,728	$187,580	$5,148	2.7%
Lilly Pulitzer	71,623	69,458	2,165	3.1%
Lanier Apparel	23,860	17,848	6,012	33.7%
Southern Tide	11,777	9,395	2,382	25.4%
Corporate and Other	2,653	428	2,225	NM
Total net sales	$302,641	$284,709	$17,932	6.3%

Consolidated net sales increased $18 million, or 6.3%, in the Second Quarter of Fiscal 2018. The increase in consolidated net sales was primarily driven by (1) a $10 million, or 7%, calendar-adjusted comparable store sales increase from $144 million in the 13-week period ended August 5, 2017 to $155 million in the Second Quarter of Fiscal 2018, driven by strong comparable store sales in both Tommy Bahama and Lilly Pulitzer, (2) an incremental net sales increase of $9 million associated with the operation of non-comp full-price retail stores in Lilly Pulitzer and Tommy Bahama, (3) $2 million of e-commerce and wholesale sales for TBBC, which we acquired in the Fourth Quarter of Fiscal 2017, (4) a $1 million net increase in wholesale sales, reflecting increases in Lanier Apparel and Southern Tide and a decrease in Lilly Pulitzer, and (5) a $1 million increase in restaurant sales in Tommy Bahama. These increases in consolidated net sales were partially offset by a $6 million decrease in direct to consumer sales at comparable stores resulting from the calendar shift between Fiscal 2017 and Fiscal 2018. By way of comparison, on a fiscal period basis, consolidated comparable store sales increased 3% in the Second Quarter of Fiscal 2018 relative to the Second Quarter of Fiscal 2017. The changes in net sales by operating group are discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017
Full-price retail stores and outlets	45%	45%
E-commerce	21%	20%
Restaurant	7%	7%
Wholesale	27%	28%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $5 million, or 2.7%, was primarily driven by (1) an $8 million, or 8%, increase in calendar-adjusted comparable store sales from $104 million in the 13-week period ended August 5, 2017 to $112 million in the Second Quarter of Fiscal 2018, reflecting gains in both e-commerce and bricks and mortar locations, (2) a $1 million increase in restaurant sales resulting from sales at two new restaurants opened in the last year as well as increased sales at existing restaurants, partially offset by the impact of one restaurant closure in the First Quarter of Fiscal 2018, and (3) a $1 million increase in non-comp full-price retail stores. These increases were partially offset by a $5 million decrease in direct to consumer sales at comparable stores resulting from the calendar shift between Fiscal 2017 and Fiscal 2018. By way of comparison, on a fiscal period basis, Tommy Bahama comparable store sales increased 3% in the Second Quarter of Fiscal 2018 relative to the Second Quarter of Fiscal 2017. Both wholesale sales and off-price direct to consumer sales were generally comparable in the Second Quarter of Fiscal 2018 and the Second Quarter of Fiscal 2017. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017
Full-price retail stores and outlets	50%	52%
E-commerce	21%	19%
Restaurant	11%	11%
Wholesale	18%	18%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $2 million, or 3.1%, was primarily a result of (1) an incremental net sales increase of $8 million associated with the operation of non-comp full-price retail stores, including stores opened by Lilly Pulitzer and the 12 Signature Stores acquired in Fiscal 2017 and (2) a $2 million, or 6%, increase in calendar-adjusted comparable store sales from $39 million in the 13-week period ended August 5, 2017 to $41 million in the Second Quarter of Fiscal 2018, with increases in both e-commerce and retail store comparable store sales. These increases were partially offset by (1) a $7 million decrease in wholesale sales, reflecting Lilly Pulitzer's efforts to manage its exposure to department stores and the Second Quarter of Fiscal 2018 not including any wholesale sales to the Signature Stores acquired in Fiscal 2017 and (2) a $1 million decrease in direct to consumer sales at comparable stores resulting from the calendar shift between Fiscal 2017 and Fiscal 2018. By way of comparison, on a fiscal period basis, Lilly Pulitzer comparable store sales increased 3% in the Second Quarter of Fiscal 2018 relative to the Second Quarter of Fiscal 2017. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017
Full-price retail stores	52%	42%
E-commerce	27%	26%
Wholesale	21%	32%
Total	100%	100%

Lanier Apparel:

The Lanier Apparel net sales increase of $6 million, or 33.7%, was due to increased volume in various seasonal and replenishment programs, including initial shipments of a new program with a warehouse club, partially offset by decreased sales in other programs resulting from lower volume and the exit from certain programs and customers, including the impact of a customer who filed for bankruptcy in the First Half of Fiscal 2018. The timing of certain Lanier Apparel sales, particularly warehouse club program sales, can vary significantly from one year to the next, as reflected by the Second Quarter of Fiscal 2018 including significant warehouse club sales, with no significant warehouse club sales in the Second Quarter of Fiscal 2017, as the substantial majority of Lanier Apparel warehouse club sales in Fiscal 2017 occurred in the Third Quarter of Fiscal 2017.

Southern Tide:

The Southern Tide net sales increase of $2 million, or 25.4%, was due to increased sales in both the wholesale and e-commerce channels of distribution. The increased wholesale sales reflect increased sales to (1) off-price retailers, (2) Signature

Stores, including those opened in the last year and (3) specialty stores. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017
E-commerce	20%	23%
Wholesale	80%	77%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of TBBC, which include e-commerce and wholesale operations, and our Lyons, Georgia distribution center operations. The increase in net sales was primarily due to the December 2017 acquisition of TBBC.

Gross Profit

The table below presents gross profit by operating group and in total for the Second Quarter of Fiscal 2018 and the Second Quarter of Fiscal 2017, as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	$ Change	% Change
Tommy Bahama	$115,954	$109,992	$5,962	5.4%
Lilly Pulitzer	49,082	46,629	2,453	5.3%
Lanier Apparel	6,345	6,150	195	3.2%
Southern Tide	6,095	4,468	1,627	36.4%
Corporate and Other	1,821	(1,270)	3,091	NM
Total gross profit	$179,297	$165,969	$13,328	8.0%
LIFO (credit) charge included in Corporate and Other	$(122)	$1,565
Tommy Bahama Japan inventory markdown charges in cost of goods sold	$461	$—

The increase in consolidated gross profit in the Second Quarter of Fiscal 2018 was primarily due to (1) higher sales in each operating group, (2) improved gross margins in Tommy Bahama, Lilly Pulitzer and Southern Tide and (3) the net favorable impact of LIFO accounting. These favorable items were partially offset by (1) lower gross margins in Lanier Apparel and (2) the impact of the Tommy Bahama Japan inventory markdown charges. The table below presents gross margin by operating group and in total for the Second Quarter of Fiscal 2018 and the Second Quarter of Fiscal 2017.

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017
Tommy Bahama	60.2%	58.6%
Lilly Pulitzer	68.5%	67.1%
Lanier Apparel	26.6%	34.5%
Southern Tide	51.8%	47.6%
Corporate and Other	NM	NM
Consolidated gross margin	59.2%	58.3%

On a consolidated basis, the increase in gross margin in the Second Quarter of Fiscal 2018 was primarily due to (1) improved gross margins in Tommy Bahama, Lilly Pulitzer and Southern Tide, (2) the net favorable impact of LIFO accounting and (3) a change in sales mix as direct to consumer sales represented a greater proportion of consolidated sales. These favorable items were partially offset by (1) lower gross margins in Lanier Apparel and (2) the impact of the Tommy Bahama Japan inventory markdown charges.

Tommy Bahama:

The increase in gross margin for Tommy Bahama was driven by (1) a change in sales mix as full-price direct to consumer sales represented a greater proportion of sales, while off-price wholesale and off-price direct to consumer sales represented a lower proportion of sales in the Second Quarter of Fiscal 2018, and (2) improved gross margins in our off-price wholesale and direct to consumer business. These favorable changes were partially offset by the impact of the Tommy Bahama Japan inventory markdown charges.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was driven by a change in sales mix as direct to consumer sales represented a larger proportion of Lilly Pulitzer sales in the Second Quarter of Fiscal 2018. Gross margins in the direct to consumer channel in the Second Quarter of Fiscal 2018 increased slightly while gross margins in the wholesale channel decreased primarily due to a greater proportion of off-price wholesale sales in the Second Quarter of Fiscal 2018.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to (1) the Second Quarter of Fiscal 2017 including the favorable impact of certain customer allowance amounts related to certain replenishment programs and inventory markdowns, resulting in the gross margin for the Second Quarter of Fiscal 2017 not being representative of the ongoing gross margin of Lanier Apparel and (2) the Second Quarter of Fiscal 2018 including sales for a large warehouse club program, which has lower gross margins than other Lanier Apparel sales, with no significant warehouse club sales in the Second Quarter of Fiscal 2017. Lanier Apparel continues to face gross margin pressures, including pricing pressure, margin support and other allowance amounts from wholesale customers.

Southern Tide:

The increase in gross margin for Southern Tide was primarily due to improved full-price gross margins, improved gross margins on the sale of off-price inventory and an insurance recovery on certain inventory.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects (1) the gross profit of TBBC, (2) the gross profit of our Lyons, Georgia distribution center and (3) the impact of LIFO accounting adjustments. The primary driver for the improved gross profit was (1) the net favorable impact of LIFO accounting in the Second Quarter of Fiscal 2018 compared to the Second Quarter of Fiscal 2017 and (2) the Second Quarter of Fiscal 2018 including the gross profit of TBBC. The LIFO accounting impact in Corporate and Other in each period primarily reflects the sale of inventory that had been marked down to the estimated net realizable value in prior periods in an operating group, but generally reversed in Corporate and Other as part of LIFO accounting.

SG&A

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	$ Change	% Change
SG&A	$146,340	$132,911	$13,429	10.1%
SG&A as % of net sales	48.4%	46.7%
Tommy Bahama Japan restructuring charges in SG&A	$3,206	$—
Amortization of Tommy Bahama Canadian intangible assets	$378	$373
Amortization of Lilly Pulitzer Signature Store intangible assets	$93	$—
Amortization of Southern Tide intangible assets	$72	$72

The increase in SG&A in the Second Quarter of Fiscal 2018 was primarily due to (1) $5 million of increased advertising expense, with much of the increased spending focused on consumer acquisition initiatives, (2) $3 million of Tommy Bahama Japan restructuring charges, including lease termination fees, premises reinstatement costs, non-cash impairment charges and severance amounts, as discussed in Note 6, (3) other SG&A increases to support our growing brands, including additional employee headcount, (4) $2 million of incremental costs in the Second Quarter of Fiscal 2018 associated with additional retail stores and restaurants and (5) $1 million of incremental SG&A associated with TBBC. This increase in SG&A was partially offset by $1 million of lower incentive compensation amounts.

Royalties and other operating income

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	$ Change	% Change
Royalties and other operating income	$3,556	$3,344	$212	6.3%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The increase in royalties and other income in the Second Quarter of Fiscal 2018 was primarily due to increased royalty income in Lilly Pulitzer.

Operating income (loss)

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	$ Change	% Change
Tommy Bahama	$20,621	$21,916	$(1,295)	(5.9)%
Lilly Pulitzer	18,421	20,982	(2,561)	(12.2)%
Lanier Apparel	825	195	630	323.1%
Southern Tide	1,420	645	775	120.2%
Corporate and Other	(4,774)	(7,336)	2,562	34.9%
Total operating income	$36,513	$36,402	$111	0.3%
LIFO (credit) charge included in Corporate and Other	$(122)	$1,565
Tommy Bahama Japan inventory markdown charges in cost of goods sold	$461	$—
Tommy Bahama Japan restructuring charges in SG&A	$3,206	$—
Amortization of Tommy Bahama Canadian intangible assets	$378	$373
Amortization of Lilly Pulitzer Signature Store intangible assets	$93	$—
Amortization of Southern Tide intangible assets	$72	$72

The comparable operating income in the Second Quarter of Fiscal 2018 and the Second Quarter of Fiscal 2017 reflects the favorable impact of higher sales in each of our operating groups and higher gross margins, each as discussed above, partially offset by higher SG&A, including increased advertising expense and the Tommy Bahama Japan restructuring charges as discussed in Note 6. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	$ Change	% Change
Net sales	$192,728	$187,580	$5,148	2.7%
Gross margin	60.2%	58.6%
Operating income	$20,621	$21,916	$(1,295)	(5.9)%
Operating income as % of net sales	10.7%	11.7%
Tommy Bahama Japan inventory markdown charges in cost of goods sold	$461	$—
Tommy Bahama Japan restructuring charges in SG&A	$3,206	$—
Amortization of Tommy Bahama Canadian intangible assets	$378	$373

The decreased operating income for Tommy Bahama was primarily due to higher SG&A which offset the favorable impact of increased net sales and gross margin. The increased SG&A included $4 million of increased advertising expense, with much of the increased advertising focused on consumer acquisition initiatives, and the Japan restructuring charges as discussed in Note 6. This increase in SG&A was partially offset by $2 million of lower incentive compensation amounts.

Lilly Pulitzer:

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	$ Change	% Change
Net sales	$71,623	$69,458	$2,165	3.1%
Gross margin	68.5%	67.1%
Operating income	$18,421	$20,982	$(2,561)	(12.2)%
Operating income as % of net sales	25.7%	30.2%
Amortization of Lilly Pulitzer Signature Store intangible assets	$93	$—

The lower operating income in Lilly Pulitzer was primarily due to higher SG&A and lower wholesale sales, which offset the favorable impact of the higher direct to consumer sales. The higher SG&A for the Second Quarter of Fiscal 2018 includes (1) $2 million of incremental SG&A associated with the cost of operating additional retail stores, including the 12 Signature Stores acquired in Fiscal 2017, (2) $2 million of increased advertising expense and (3) SG&A increases to support the planned growth of the business, including additional employee headcount.

Lanier Apparel:

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	$ Change	% Change
Net sales	$23,860	$17,848	$6,012	33.7%
Gross margin	26.6%	34.5%
Operating income	$825	$195	$630	323.1%
Operating income as % of net sales	3.5%	1.1%

The increased operating income for Lanier Apparel was primarily due to the higher sales and lower SG&A partially offset by lower gross margin. The SG&A decrease was primarily due to lower sales-related variable expenses, including royalties and advertising.

Southern Tide:

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	$ Change	% Change
Net sales	$11,777	$9,395	$2,382	25.4%
Gross margin	51.8%	47.6%
Operating income	$1,420	$645	$775	120.2%
Operating income as % of net sales	12.1%	6.9%
Amortization of Southern Tide intangible assets	$72	$72

The increased operating income for Southern Tide was primarily due to the higher sales and gross margin, partially offset by higher SG&A, including increased incentive compensation and variable expenses associated with the higher sales.

Corporate and Other:

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	$ Change	% Change
Net sales	$2,653	$428	$2,225	NM
Operating loss	$(4,774)	$(7,336)	$2,562	34.9%
LIFO (credit) charge included in Corporate and Other	$(122)	$1,565

The improved operating results in Corporate and Other were primarily due to (1) the $2 million net favorable impact of LIFO accounting, (2) a lower operating loss in our corporate operations, due in part to certain life insurance proceeds, (3) improved operating results in our Lyons, Georgia distribution center operations and (4) the operating income of TBBC.

Interest expense, net

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	$ Change	% Change
Interest expense, net	$602	$742	$(140)	(18.9)%

Interest expense decreased in the Second Quarter of Fiscal 2018 primarily due to lower average debt outstanding during the Second Quarter of Fiscal 2018 partially offset by higher interest rates in the Second Quarter of Fiscal 2018.

Income taxes

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017	$ Change	% Change
Income taxes	$8,727	$12,971	$(4,244)	(32.7)%
Effective tax rate	24.3%	36.4%

Income taxes decreased in the Second Quarter of Fiscal 2018 primarily due to the impact of U.S. Tax Reform. The impact of U.S. Tax Reform results in the income tax amounts and effective tax rates for Fiscal 2018 and Fiscal 2017 not being comparable. Additionally, income tax expense for the Second Quarter of Fiscal 2018 includes the favorable impact of certain discrete items.

Net earnings

	Second Quarter Fiscal 2018	Second Quarter Fiscal 2017
Net sales	$302,641	$284,709
Operating income	$36,513	$36,402
Net earnings	$27,184	$22,689
Net earnings per diluted share	$1.61	$1.36
Weighted average shares outstanding - diluted	16,840	16,700

The higher net earnings per diluted share in the Second Quarter of Fiscal 2018 was primarily due to (1) the lower effective tax rate resulting from U.S. Tax Reform as discussed in Note 4, (2) improved operating results in Corporate and Other, primarily due to the favorable impact of LIFO accounting, (3) increased operating income in Southern Tide due to higher net sales, and (4) increased operating income in Lanier Apparel reflecting higher net sales. These items were partially offset by (1) lower operating income in Lilly Pulitzer, primarily due to lower wholesale sales, which offset the impact of increased direct to consumer sales, and (2) lower operating income in Tommy Bahama, primarily due to the Tommy Bahama Japan restructuring charges and increased advertising expense which offset higher net sales.

FIRST HALF OF FISCAL 2018 COMPARED TO FIRST HALF OF FISCAL 2017

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The table also sets forth the dollar change and the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, and percentage columns may not add due to rounding.

	First Half Fiscal 2018		First Half Fiscal 2017		$ Change	% Change
Net sales	$575,269	100.0%	$557,072	100.0%	$18,197	3.3%
Cost of goods sold	231,826	40.3%	231,693	41.6%	133	0.1%
Gross profit	$343,443	59.7%	$325,379	58.4%	$18,064	5.6%
SG&A	286,060	49.7%	266,102	47.8%	19,958	7.5%
Royalties and other operating income	7,503	1.3%	7,084	1.3%	419	5.9%
Operating income	$64,886	11.3%	$66,361	11.9%	$(1,475)	(2.2)%
Interest expense, net	1,383	0.2%	1,672	0.3%	(289)	(17.3)%
Earnings before income taxes	$63,503	11.0%	$64,689	11.6%	$(1,186)	(1.8)%
Income taxes	15,752	2.7%	24,803	4.5%	(9,051)	(36.5)%
Net earnings	$47,751	8.3%	$39,886	7.2%	$7,865	19.7%

The discussion and tables below compare certain line items included in our statements of operations for the First Half of Fiscal 2018 to the First Half of Fiscal 2017. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations.

Net Sales

	First Half Fiscal 2018	First Half Fiscal 2017	$ Change	% Change
Tommy Bahama	$359,860	$360,076	$(216)	(0.1)%
Lilly Pulitzer	140,250	132,801	7,449	5.6%
Lanier Apparel	43,769	41,204	2,565	6.2%
Southern Tide	25,249	22,037	3,212	14.6%
Corporate and Other	6,141	954	5,187	NM
Total net sales	$575,269	$557,072	$18,197	3.3%

Consolidated net sales increased $18 million, or 3.3%, in the First Half of Fiscal 2018. The increase in consolidated net sales was primarily driven by (1) an incremental net sales increase of $13 million associated with the operation of non-comp full-price retail stores in Lilly Pulitzer and Tommy Bahama, (2) a $12 million, or 4%, calendar-adjusted comparable store sales increase from $264 million in the 26-week period ended August 5, 2017 to $276 million in the First Half of Fiscal 2018, driven by strong comparable store sales in both Tommy Bahama and Lilly Pulitzer, (3) $5 million of e-commerce and wholesale sales for TBBC, which we acquired in the Fourth Quarter of Fiscal 2017, (4) a $3 million increase in restaurant sales in Tommy Bahama, and (5) a $2 million increase in direct to consumer sales at comparable stores resulting from the calendar shift between Fiscal 2017 and Fiscal 2018. These increases in consolidated net sales were partially offset by (1) a $15 million net decrease in wholesale sales, consisting of decreases in Lilly Pulitzer and Tommy Bahama partially offset by increases in Southern Tide and Lanier Apparel, and (2) a $2 million decrease in net sales through our off-price direct to consumer clearance channels in Tommy Bahama. By way of comparison, on a fiscal period basis, consolidated comparable store sales increased 5% in the First Half of Fiscal 2018 relative to the First Half of Fiscal 2017. The changes in net sales by operating group are discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Half Fiscal 2018	First Half Fiscal 2017
Full-price retail stores and outlets	42%	41%
E-commerce	19%	17%
Restaurant	8%	8%
Wholesale	31%	34%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama 0.1% net sales decrease, reflects (1) an $8 million decrease in wholesale sales, including decreases in full-price wholesale sales, as Tommy Bahama continues to manage its exposure to department stores by reducing department store door count, and decreased off-price wholesale sales, as Tommy Bahama disposed of a more significant amount of aged inventory in the First Half of Fiscal 2017, and (2) a $2 million decrease in outlet store sales. These decreases were partially offset by (1) a $7 million, or 4%, increase in calendar-adjusted comparable store sales from $188 million in the 26 week period ended August 5, 2017 to $195 million in the First Half of Fiscal 2018, with positive comparable store sales in the larger direct to consumer second quarter offsetting a modest decrease in comparable store sales in the smaller direct to consumer first quarter and (2) a $3 million increase in restaurant sales resulting from sales at two new restaurants opened in the last year as well as increased sales at existing restaurants, partially offset by the impact of one restaurant closure in the First Quarter of Fiscal 2018. Non-comp full-price retail store sales and the calendar shift between Fiscal 2017 and Fiscal 2018 did not have a significant impact on net sales in the First Half of Fiscal 2018 relative to the First Half of Fiscal 2017. By way of comparison, on a fiscal period basis, Tommy Bahama comparable store sales increased 4% in the First Half of Fiscal 2018 relative to the First Half of Fiscal 2017. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half Fiscal 2018	First Half Fiscal 2017
Full-price retail stores and outlets	49%	49%
E-commerce	18%	16%
Restaurant	13%	12%
Wholesale	20%	23%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $7 million, or 5.6%, was primarily the result of (1) an incremental net sales increase of $14 million associated with the operation of non-comp full-price retail stores, including stores opened by Lilly Pulitzer and the 12 Signature Stores acquired in Fiscal 2017, (2) a $5 million, or 6%, increase in calendar-adjusted comparable store sales from $73 million in the 13-week period ended August 5, 2017 to $77 million in the First Half of Fiscal 2018, with increases in both e-commerce and retail store comparable store sales and (3) a $2 million increase in direct to consumer sales at comparable stores resulting from the calendar shift between Fiscal 2017 and Fiscal 2018. These increases were partially offset by a $12 million decrease in wholesale sales, reflecting Lilly Pulitzer's efforts to manage its exposure to department stores and the First Half of Fiscal 2018 not including any wholesale sales to the Signature Stores acquired in Fiscal 2017. By way of comparison, on a fiscal period basis, Lilly Pulitzer comparable store sales increased 9% in the First Half of Fiscal 2018 relative to the First Half of Fiscal 2017. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half Fiscal 2018	First Half Fiscal 2017
Full-price retail stores	48%	40%
E-commerce	26%	23%
Wholesale	26%	37%
Total	100%	100%

Lanier Apparel:

The increase in net sales for Lanier Apparel of $3 million, or 6.2%, was due to increased volume in various seasonal and replenishment programs, including initial shipments for a new program with a warehouse club, partially offset by decreased sales in other programs resulting from lower volume and the exit from certain programs and customers, including the net sales impact of a customer who filed for bankruptcy in the First Half of Fiscal 2018. The timing of certain Lanier Apparel sales, particularly warehouse club program sales, can vary significantly from one year to the next, as reflected by the First Half of Fiscal 2018 including significant warehouse club sales, with no significant warehouse club sales in the First Half of Fiscal 2017, as the substantial majority of Lanier Apparel warehouse club sales in Fiscal 2017 occurred in the Third Quarter of Fiscal 2017.

Southern Tide:

The increase in net sales for Southern Tide of $3 million, or 14.6%, was due to increased sales in both the wholesale and e-commerce channels of distribution. The increased wholesale sales reflect increased sales to (1) Signature Stores, including those opened in the last year, (2) off-price retailers and (3) specialty stores. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Half Fiscal 2018	First Half Fiscal 2017
E-commerce	16%	17%
Wholesale	84%	83%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of TBBC, which include e-commerce and wholesale operations, and our Lyons, Georgia distribution center operations. The increase in net sales was primarily due to the December 2017 acquisition of TBBC.

Gross Profit

The table below presents gross profit by operating group and in total for the First Half of Fiscal 2018 and the First Half of Fiscal 2017, as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Half Fiscal 2018	First Half Fiscal 2017	$ Change	% Change
Tommy Bahama	$220,244	$215,149	$5,095	2.4%
Lilly Pulitzer	94,587	88,766	5,821	6.6%
Lanier Apparel	12,313	13,163	(850)	(6.5)%
Southern Tide	12,832	10,965	1,867	17.0%
Corporate and Other	3,467	(2,664)	6,131	NM
Total gross profit	$343,443	$325,379	$18,064	5.6%
LIFO charge included in Corporate and Other	$166	$3,272
Tommy Bahama Japan inventory markdown charges in cost of goods sold	$461	$—
Inventory step-up charges for TBBC included in Corporate and Other	$157	$—

The increase in consolidated gross profit in the First Half of Fiscal 2018 was primarily due to (1) higher net sales in Lilly Pulitzer, Corporate and Other, Southern Tide and Lanier Apparel, (2) improved gross margins in Tommy Bahama, Lilly Pulitzer and Southern Tide, (3) the net favorable impact of LIFO accounting and (4) a change in sales mix with direct to consumer sales representing a greater proportion of consolidated net sales. These favorable items were partially offset by (1) lower gross margins in Lanier Apparel, (2) the impact of Tommy Bahama Japan inventory markdown charges and (3) the impact of the inventory step-up charges for TBBC. The table below presents gross margin by operating group and in total for the First Half of Fiscal 2018 and the First Half of Fiscal 2017.

	First Half Fiscal 2018	First Half Fiscal 2017
Tommy Bahama	61.2%	59.8%
Lilly Pulitzer	67.4%	66.8%
Lanier Apparel	28.1%	31.9%
Southern Tide	50.8%	49.8%
Corporate and Other	NM	NM
Consolidated gross margin	59.7%	58.4%

On a consolidated basis, the increase in gross margin in the First Half of Fiscal 2018 was primarily due to (1) improved gross margins in Tommy Bahama, Lilly Pulitzer and Southern Tide, (2) a change in sales mix as direct to consumer sales represented a greater proportion of consolidated sales, and (3) the net favorable impact of LIFO accounting. These favorable items were partially offset by (1) lower gross margins in Lanier Apparel, (2) the impact of the Tommy Bahama Japan inventory markdown charges and (3) the impact of the inventory step-up of charges for TBBC.

Tommy Bahama:

The increase in gross margin for Tommy Bahama was driven by (1) a change in sales mix as full-price direct to consumer sales represented a greater proportion of sales, while off-price wholesale and off-price direct to consumer sales represented a lower proportion of sales in the First Half of Fiscal 2018, and (2) improved gross margins in our off-price wholesale and direct to consumer businesses. These favorable changes were partially offset by the impact of the Tommy Bahama Japan inventory markdown charges.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was driven by a change in sales mix as direct to consumer sales represented a larger proportion of Lilly Pulitzer sales in the First Half of Fiscal 2018. This change in sales mix was partially offset by lower gross margins in the direct to consumer business as more sales resulted from gift with purchase promotion events as well as increased freight for e-commerce sales and lower gross margins in the wholesale business reflecting a greater proportion of off-price sales in the First Half of Fiscal 2018.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to (1) the First Half of Fiscal 2017 including the favorable impact of certain customer allowance amounts related to certain replenishment programs and inventory markdowns, resulting in the gross margin in the First Half of Fiscal 2017 not being representative of the ongoing gross margin of Lanier Apparel and (2) the First Half of Fiscal 2018 including sales for a large warehouse club program, which has lower gross margins than other Lanier Apparel sales, with no significant warehouse club sales in First Half of Fiscal 2017. Lanier Apparel continues to face gross margin pressures, including pricing pressure, margin support and other allowance amounts from wholesale customers.

Southern Tide:

The increase in gross margin for Southern Tide was primarily due to improved full-price gross margins, improved gross margins on the sale of off-price inventory and an insurance recovery on certain inventory.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects (1) the gross profit of TBBC, (2) the gross profit of our Lyons, Georgia distribution center and (3) the impact of LIFO accounting adjustments. The primary driver for the improved gross profit was (1) the net favorable impact of LIFO accounting in the First Half of Fiscal 2018 compared to the First Half of Fiscal 2017 and (2) the First Half of Fiscal 2018 including the gross profit of TBBC, which was unfavorably impacted by the inventory step-up charges for TBBC. The LIFO accounting impact in Corporate and Other in each period primarily reflects the sale of inventory that had been marked down to the estimated net realizable value in prior periods in an operating group, but generally reversed in Corporate and Other as part of LIFO accounting.

SG&A

	First Half Fiscal 2018	First Half Fiscal 2017	$ Change	% Change
SG&A	$286,060	$266,102	$19,958	7.5%
SG&A as % of net sales	49.7%	47.8%
Tommy Bahama Japan restructuring charges in SG&A	$3,206	$—
Amortization of Tommy Bahama Canadian intangible assets	$763	$743
Amortization of Lilly Pulitzer Signature Store intangible assets	$188	$—
Amortization of Southern Tide intangible assets	$144	$144

The increase in SG&A in the First Half of Fiscal 2018 was primarily due to (1) increased advertising expense of $8 million, with much of the increased spending focused on consumer acquisition initiatives, (2) $4 million of incremental costs in the First Half of Fiscal 2018 associated with additional retail stores and restaurants, (3) $3 million of Tommy Bahama Japan restructuring charges, including lease termination fees, premises reinstatement costs, non-cash impairment charges and severance amounts, as discussed in Note 6, (4) other SG&A increases to support our growing brands and (5) $2 million of incremental SG&A associated with TBBC. This increase in SG&A was partially offset by $2 million of lower incentive compensation amounts.

Royalties and other operating income

	First Half Fiscal 2018	First Half Fiscal 2017	$ Change	% Change
Royalties and other operating income	$7,503	$7,084	$419	5.9%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The increase in royalties and other income in the First Half of Fiscal 2018 reflects increased royalty income in both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	First Half Fiscal 2018	First Half Fiscal 2017	$ Change	% Change
Tommy Bahama	$34,924	$37,954	$(3,030)	(8.0)%
Lilly Pulitzer	34,247	38,669	(4,422)	(11.4)%
Lanier Apparel	1,187	1,053	134	12.7%
Southern Tide	3,907	2,749	1,158	42.1%
Corporate and Other	(9,379)	(14,064)	4,685	33.3%
Total operating income	$64,886	$66,361	$(1,475)	(2.2)%
LIFO charge included in Corporate and Other	$166	$3,272
Tommy Bahama Japan inventory markdown charges in cost of goods sold	$461	$—
Inventory step-up charges for TBBC included in Corporate and Other	$157	$—
Tommy Bahama Japan restructuring charges in SG&A	$3,206	$—
Amortization of Tommy Bahama Canadian intangible assets	$763	$743
Amortization of Lilly Pulitzer Signature Store intangible assets	$188	$—
Amortization of Southern Tide intangible assets	$144	$144

The decrease in operating income in the First Half of Fiscal 2018 was primarily due to higher SG&A, including increased advertising expense and the Tommy Bahama Japan restructuring charges as discussed in Note 6, which offset the favorable impact of higher sales and higher gross margins, each as discussed above. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Half Fiscal 2018	First Half Fiscal 2017	$ Change	% Change
Net sales	$359,860	$360,076	$(216)	(0.1)%
Gross margin	61.2%	59.8%
Operating income	$34,924	$37,954	$(3,030)	(8.0)%
Operating income as % of net sales	9.7%	10.5%
Tommy Bahama Japan inventory markdown charges in cost of goods sold	$461	$—
Tommy Bahama Japan restructuring charges in SG&A	$3,206	$—
Amortization of Tommy Bahama Canadian intangible assets	$763	$743

The lower operating income for Tommy Bahama was primarily due to higher SG&A which offset the favorable impact of higher gross margin. The increased SG&A included (1) $5 million of increased advertising expense, with much of the increased advertising spend focused on consumer acquisition initiatives and (2) $3 million of Tommy Bahama Japan restructuring charges as discussed in Note 6. This increase in SG&A was partially offset by $3 million of lower incentive compensation amounts.

Lilly Pulitzer:

	First Half Fiscal 2018	First Half Fiscal 2017	$ Change	% Change
Net sales	$140,250	$132,801	$7,449	5.6%
Gross margin	67.4%	66.8%
Operating income	$34,247	$38,669	$(4,422)	(11.4)%
Operating income as % of net sales	24.4%	29.1%
Amortization of Lilly Pulitzer Signature Store intangible assets	$188	$—

The lower operating income in Lilly Pulitzer was primarily due to higher SG&A and lower wholesale sales, which offset the favorable impact of the higher direct to consumer sales and higher gross margin. The higher SG&A for the First Half of Fiscal 2018 includes (1) $4 million of incremental SG&A associated with the cost of operating additional retail stores, including the 12 Signature Stores acquired in Fiscal 2017, (2) $3 million of increased advertising expense and (3) SG&A increases to support the planned growth of the business, including additional employee headcount.

Lanier Apparel:

	First Half Fiscal 2018	First Half Fiscal 2017	$ Change	% Change
Net sales	$43,769	$41,204	$2,565	6.2%
Gross margin	28.1%	31.9%
Operating income	$1,187	$1,053	$134	12.7%
Operating income as % of net sales	2.7%	2.6%

The increased operating income for Lanier Apparel was primarily due to the higher sales and lower SG&A partially offset by lower gross margin. The SG&A decrease was primarily due to lower sales-related variable expenses, including royalties and advertising.

Southern Tide:

	First Half Fiscal 2018	First Half Fiscal 2017	$ Change	% Change
Net sales	$25,249	$22,037	$3,212	14.6%
Gross margin	50.8%	49.8%
Operating income	$3,907	$2,749	$1,158	42.1%
Operating income as % of net sales	15.5%	12.5%
Amortization of Southern Tide intangible assets	$144	$144

The increased operating income for Southern Tide was primarily due to the higher sales and gross margin, partially offset by higher SG&A, including increased incentive compensation and variable expenses associated with the higher sales.

Corporate and Other:

	First Half Fiscal 2018	First Half Fiscal 2017	$ Change	% Change
Net sales	$6,141	$954	$5,187	NM
Operating loss	$(9,379)	$(14,064)	$4,685	33.3%
LIFO charge included in Corporate and Other	$166	$3,272
Inventory step-up charges for TBBC included in Corporate and Other	$157	$—

The improved operating results in Corporate and Other were primarily due to (1) the $3 million net favorable impact of LIFO accounting, (2) a lower operating loss in our corporate operations, due in part to certain life insurance proceeds, (3) the operating income of TBBC and (4) improved operating results in our Lyons, Georgia distribution center operations.

Interest expense, net

	First Half Fiscal 2018	First Half Fiscal 2017	$ Change	% Change
Interest expense, net	$1,383	$1,672	$(289)	(17.3)%

Interest expense decreased in the First Half of Fiscal 2018 primarily due to lower average debt outstanding during the First Half of Fiscal 2018 partially offset by higher interest rates in the First Half of Fiscal 2018.

Income taxes

	First Half Fiscal 2018	First Half Fiscal 2017	$ Change	% Change
Income taxes	$15,752	$24,803	$(9,051)	(36.5)%
Effective tax rate	24.8%	38.3%

Income taxes decreased in the First Half of Fiscal 2018 primarily due to the impact of U.S. Tax Reform. The impact of U.S. Tax Reform results in the income tax amounts and effective tax rates for Fiscal 2018 and Fiscal 2017 not being comparable. Additionally, income tax expense for the First Half of Fiscal 2018 includes the favorable impact of certain stock awards that vested during the period and other favorable discrete items, while the First Half of Fiscal 2017 includes the unfavorable impact of certain stock awards that vested during the period.

Our effective tax rate for the full year of Fiscal 2018 is expected to be approximately 26%. In addition to the typical items that may result in an effective tax rate that differs from our expectations, the effective rate for Fiscal 2018 may vary from 26% as a result of adjustments to the provisional amounts recognized for U.S. Tax Reform. The final impact of U.S. Tax Reform may differ from our provisional amounts recognized in Fiscal 2017 due to additional regulatory guidance that may be issued, us obtaining additional information to refine our estimated tax amounts and changes in current interpretations and assumptions. Refer to Note 4 for additional information about income taxes and U.S. Tax Reform.

Net earnings

	First Half Fiscal 2018	First Half Fiscal 2017
Net sales	$575,269	$557,072
Operating income	$64,886	$66,361
Net earnings	$47,751	$39,886
Net earnings per diluted share	$2.84	$2.39
Weighted average shares outstanding - diluted	16,804	16,698

The higher net earnings per diluted share in the First Half of Fiscal 2018 was primarily due to (1) the lower effective tax rate resulting from U.S. Tax Reform as discussed in Note 4, (2) the improved operating results in Corporate and Other, primarily due to the favorable impact of LIFO accounting and the operations of TBBC, and (3) increased operating income in Southern Tide due to higher net sales. These items were partially offset by (1) lower operating income in Lilly Pulitzer, primarily due to lower wholesale sales, which offset the impact of increased direct to consumer sales, and (2) lower operating income in Tommy Bahama, primarily due to increased advertising expense and Tommy Bahama Japan restructuring charges as discussed in Note 6.

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
As of August 4, 2018, we had $7 million of cash and cash equivalents on hand, with $25 million of borrowings outstanding and $228 million of availability under our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands and our direct to consumer initiatives.

Key Liquidity Measures

($ in thousands)	August 4, 2018	February 3, 2018	July 29, 2017	January 28, 2017
Total current assets	$230,095	$236,118	$204,493	$231,628
Total current liabilities	$110,921	$135,010	$121,917	$131,396
Working capital	$119,174	$101,108	$82,576	$100,232
Working capital ratio	2.07	1.75	1.68	1.76
Debt to total capital ratio	5%	10%	8%	20%

Our working capital ratio is calculated by dividing total current assets by total current liabilities, each including any assets or liabilities related to discontinued operations. Current assets increased from July 29, 2017 to August 4, 2018 primarily due to increases in prepaid expenses, receivables and inventories. Current liabilities decreased primarily due to lower accounts payable at August 4, 2018 compared to July 29, 2017. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders' equity. Debt was $25 million at August 4, 2018 and $38 million at July 29, 2017, while shareholders’ equity was $467 million at August 4, 2018 and $409 million at July 29, 2017. The decrease in debt since July 29, 2017 was primarily due to $93 million of cash flow from operations which was partially offset by $43 million of capital expenditures, the payment of $21 million of dividends and payments related to various acquisitions of $15 million. Shareholders' equity increased from July 29, 2017, primarily as a result of net earnings less dividends paid. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from July 29, 2017 to August 4, 2018.

Current Assets:

	August 4, 2018	February 3, 2018	July 29, 2017	January 28, 2017
Cash and cash equivalents	$7,054	$6,343	$5,983	$6,332
Receivables, net	69,724	67,542	59,264	58,279
Inventories, net	123,924	126,812	119,620	142,175
Prepaid expenses and other current assets	29,393	35,421	19,626	24,842
Total current assets	$230,095	$236,118	$204,493	$231,628

Cash and cash equivalents as of August 4, 2018 and July 29, 2017 represent typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement. The increase in receivables, net as of August 4, 2018 was primarily due to a $6 million income tax receivable as of August 4, 2018 with no meaningful income tax receivable as of July 29, 2017, as well as increased wholesale trade receivables primarily resulting from the higher wholesale sales in Lanier Apparel in the Second Quarter of Fiscal 2018.

Inventories, net as of August 4, 2018 increased primarily as a result of higher inventory levels in Lilly Pulitzer and Lanier Apparel, partially offset by lower inventory levels in Tommy Bahama and Corporate and Other. The higher inventory in Lilly Pulitzer reflects planned direct to consumer sales increases in the second half of Fiscal 2018, as well as higher retail inventories related to the increased number of Lilly Pulitzer retail stores. The higher inventory in Lanier Apparel reflects a more typical inventory level for Lanier Apparel as the prior year inventories were impacted by the transition of certain replenishment and other programs. Inventories in Tommy Bahama decreased primarily due to continuing initiatives to focus on closely managing inventory purchases, reducing on-hand inventory levels and clearing prior season inventory more quickly. The decrease in Corporate and Other was primarily due to the impact of LIFO accounting, partially offset by the inventory of TBBC. We believe that inventory levels in each operating group are appropriate to support anticipated sales for the Third Quarter of Fiscal 2018.

Prepaid expenses and other current assets as of August 4, 2018 increased as a result of (1) higher prepaid rent due to the timing of payment of monthly rent amounts as August 2018 rent payments were made prior to August 4, 2018, but certain August 2017 rent payments had not been paid prior to July 29, 2017, (2) increased advertising associated with our 2018 advertising campaigns and the timing of certain advertising payments, (3) the reclassification of certain amounts from inventory to prepaid expenses and other current assets related to estimated inventory returns, in accordance with the new revenue recognition guidance using the modified retrospective method of transition, and (4) higher information technology related prepaid operating expenses including software as a service, license, subscription and maintenance arrangements.

Non-current Assets:

	August 4, 2018	February 3, 2018	July 29, 2017	January 28, 2017
Property and equipment, net	$195,378	$193,533	$193,668	$193,931
Intangible assets, net	177,418	178,858	174,262	175,245
Goodwill	66,581	66,703	60,059	60,015
Other non-current assets, net	23,918	24,729	24,265	24,340
Total non-current assets	$463,295	$463,823	$452,254	$453,531

Property and equipment, net as of August 4, 2018 increased primarily as a result of capital expenditures in the twelve months ended August 4, 2018, partially offset by depreciation expense during the same period. The increase in intangible assets, net and goodwill at August 4, 2018 were primarily due to the acquisitions of certain Lilly Pulitzer Signature Stores and TBBC during Fiscal 2017, as disclosed in Note 12 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2017, partially offset by the amortization of intangible assets in the twelve months ended August 4, 2018.

Liabilities:

	August 4, 2018	February 3, 2018	July 29, 2017	January 28, 2017
Total current liabilities	$110,921	$135,010	$121,917	$131,396
Long-term debt	24,936	45,809	37,601	91,509
Other non-current liabilities	74,649	74,029	70,836	70,002
Deferred taxes	15,752	15,269	15,520	13,578
Non-current liabilities related to discontinued operations	—	—	1,507	2,544
Total liabilities	$226,258	$270,117	$247,381	$309,029

Current liabilities as of August 4, 2018 decreased primarily due to (1) lower accounts payable primarily due to the timing of payment of certain payable amounts, (2) lower accrued compensation amounts resulting from the timing of payment of bi-weekly employee salaries at quarter end due to the 53 week Fiscal 2017 shifting the relationship between pay periods and fiscal periods as well as lower incentive compensation amounts, and (3) the payment of all liabilities related to discontinued operations. These decreases were partially offset by higher other accrued expenses and liabilities resulting from higher (1) deferred rent amounts, (2) duties payable and (3) gift card liabilities. The decrease in debt as of August 4, 2018 was primarily due to cash flows during the twelve months ended August 4, 2018, including $93 million of cash flow from operations which was partially offset by cash payments of $43 million for capital expenditures, $21 million for dividends and $15 million for various acquisitions.

Other non-current liabilities increased as of August 4, 2018 primarily due to increases in deferred rent liabilities, including tenant improvement allowances from landlords, and deferred compensation liabilities. Deferred taxes were comparable as of August 4, 2018 and July 29, 2017 primarily due to the $12 million impact on depreciation expense timing differences resulting from a cost segregation analysis completed in Fiscal 2017, which was offset by the $12 million impact of the revaluation of deferred tax amounts resulting from U.S. Tax Reform in Fiscal 2017. There were no current or non-current liabilities related to discontinued operations as of August 4, 2018 as a result of negotiated lease terminations in Fiscal 2017 for the remaining lease agreements, with the final satisfaction of the liability associated with the lease obligations completed in February 2018. We do not anticipate cash flows or earnings related to the discontinued operations in future periods as we have satisfied all obligations related to these lease agreements.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Half of Fiscal 2018 and First Half of Fiscal 2017 (in thousands):

	First Half Fiscal 2018	First Half Fiscal 2017
Cash provided by operating activities	$57,532	$83,135
Cash used in investing activities	(22,651)	(19,141)
Cash used in financing activities	(33,932)	(64,498)
Net change in cash and cash equivalents	$949	$(504)

Cash and cash equivalents on hand were $7 million and $6 million at August 4, 2018 and July 29, 2017, respectively. Changes in cash flows in the First Half of Fiscal 2018 and the First Half of Fiscal 2017 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Half of Fiscal 2018 and First Half of Fiscal 2017, operating activities provided $58 million and $83 million of cash, respectively. The cash flow from operating activities for each period was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization and equity-based compensation as well as the net impact of changes in deferred taxes and our working capital accounts. In the First Half of Fiscal 2018, working capital account changes had an unfavorable impact on cash flow from operations, while in the First Half of Fiscal 2017, working capital account changes had a favorable impact on cash flow from operations. In the First Half of Fiscal 2018, the more significant changes in working capital were a decrease in current liabilities, which reduced cash flow from operations, partially offset by a reduction in prepaid expenses, which increased cash flow from operations. In the First Half of Fiscal 2017, the more significant changes in working capital accounts were a decrease in inventories and prepaid expenses, which increased cash flow from operations, and a decrease in current liabilities, which decreased cash flow from operations.

Investing Activities:

During the First Half of Fiscal 2018 and the First Half of Fiscal 2017, investing activities used $23 million and $19 million, respectively, of cash. Our cash flow used in investing activities on an ongoing basis typically consists of our capital expenditure investments in our existing brands and acquisitions of new businesses. Our capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling full-price retail stores and restaurants; and facilities enhancements for distribution centers and offices. In the First Half of Fiscal 2018, we paid $22 million for capital expenditures compared to $19 million in the First Half of Fiscal 2017. During the First Half of Fiscal 2018 and the First Half of Fiscal 2017, we paid amounts for acquisitions, consisting of working capital and other related settlements associated with certain of our acquisitions.

Financing Activities:

During the First Half of Fiscal 2018 and the First Half of Fiscal 2017, financing activities used $34 million and $64 million, respectively, of cash. During the First Half of Fiscal 2018 and the First Half of Fiscal 2017, we decreased debt as our cash flow from operations exceeded our capital expenditure and dividend payments. During the First Half of Fiscal 2018 and the First Half of Fiscal 2017, we paid $12 million and $9 million, respectively, of dividends.

We anticipate that cash flow provided by or used in financing activities in the future will be dependent upon whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay debt on our U.S. Revolving Credit Agreement.

Liquidity and Capital Resources

We had $25 million outstanding as of August 4, 2018 under our $325 million Fourth Amended and Restated Credit Agreement ("U.S. Revolving Credit Agreement") compared to $38 million of borrowings outstanding as of July 29, 2017. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 4.4% as of August 4, 2018), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (May 2021) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of August 4, 2018, $5 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of August 4, 2018, we had $228 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into the U.S. Revolving Credit Agreement. During the First Half of Fiscal 2018 and as of August 4, 2018, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of August 4, 2018, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.

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

Our contractual obligations as of August 4, 2018 have not changed materially from the contractual obligations outstanding at February 3, 2018, as disclosed in our Annual Report on Form 10-K for Fiscal 2017 filed with the SEC, other than changes in amounts outstanding under our U.S. Revolving Credit Agreement, as discussed above.
Our anticipated capital expenditures for Fiscal 2018, including the $22 million incurred in the First Half of Fiscal 2018, are expected to be approximately $50 million compared to $39 million in Fiscal 2017. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling full-price retail stores and restaurants; and facilities enhancements. Our capital expenditure amounts in future years may increase or decrease from the amounts incurred in prior years depending on the information technology initiatives, full-price retail store and restaurant openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2017. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Half of Fiscal 2018, except for changes in our revenue recognition policy as disclosed in Note 5. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2017.

SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion for each operating group in Part I, Item 1, Business in our Annual Report on Form 10-K for Fiscal 2017.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2017. There have not been any significant changes in our exposure to these risks during the First Half of Fiscal 2018.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the Second Quarter of Fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. These actions may relate to trademarks and other intellectual property, licensing arrangements, real estate, importing or exporting regulations, taxation, employee relations matters or other topics. We are not currently a party to any litigation or regulatory action or aware of any proceedings contemplated by governmental authorities, that we believe could reasonably be expected to have a material impact on our financial position, results of operations or cash flows. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of additional factors not presently known or determinations by judges, juries, or others which are not consistent with our evaluation of the possible liability or outcome of such litigation or claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        During the Second Quarter of Fiscal 2018, we did not make any unregistered sales of our equity securities.

(c)         We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2017, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Second Quarter of Fiscal 2018, no shares were repurchased pursuant to these plans.

In March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of August 4, 2018, no shares of our stock had been repurchased pursuant to this authorization.

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

September 13, 2018	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)