Form 10-Q
period 2018-11-03
OXFORD INDUSTRIES INC
filed 2018-12-13
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of November 30, 2018
Common Stock, $1 par value	16,954,191

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Third Quarter of Fiscal 2018

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
DEFINITIONS
As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means the Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "discontinued operations" means the assets and operations of our former Ben Sherman operating group which we sold in 2015; "TBBC" means The Beaufort Bonnet Company, which we acquired in December 2017; and "U.S. Tax Reform" means the United States Tax Cuts and Jobs Act as enacted on December 22, 2017. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2019	52 weeks ending February 1, 2020
Fiscal 2018	52 weeks ending February 2, 2019
Fiscal 2017	53 weeks ended February 3, 2018
Fiscal 2016	52 weeks ended January 28, 2017
Fourth Quarter Fiscal 2018	13 weeks ending February 2, 2019
Third Quarter Fiscal 2018	13 weeks ended November 3, 2018
Second Quarter Fiscal 2018	13 weeks ended August 4, 2018
First Quarter Fiscal 2018	13 weeks ended May 5, 2018
Fourth Quarter Fiscal 2017	14 weeks ended February 3, 2018
Third Quarter Fiscal 2017	13 weeks ended October 28, 2017
Second Quarter Fiscal 2017	13 weeks ended July 29, 2017
First Quarter Fiscal 2017	13 weeks ended April 29, 2017
First Nine Months Fiscal 2018	39 weeks ended November 3, 2018
First Nine Months Fiscal 2017	39 weeks ended October 28, 2017

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)
(unaudited)

	November 3, 2018	February 3, 2018	October 28, 2017
ASSETS
Current Assets
Cash and cash equivalents	$7,413	$6,343	$6,077
Receivables, net	69,400	67,542	73,724
Inventories, net	138,150	126,812	127,301
Prepaid expenses and other current assets	36,937	35,421	27,619
Total Current Assets	$251,900	$236,118	$234,721
Property and equipment, net	194,228	193,533	191,038
Intangible assets, net	176,735	178,858	175,057
Goodwill	66,618	66,703	63,443
Other non-current assets, net	23,272	24,729	24,250
Total Assets	$712,753	$699,941	$688,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$64,429	$66,175	$59,230
Accrued compensation	25,426	29,941	24,434
Other accrued expenses and liabilities	34,984	36,802	30,542
Liabilities related to discontinued operations	—	2,092	3,709
Total Current Liabilities	$124,839	$135,010	$117,915
Long-term debt	32,211	45,809	72,131
Other non-current liabilities	73,434	74,029	73,487
Deferred taxes	16,922	15,269	16,829
Liabilities related to discontinued operations	—	—	972
Commitments and contingencies
Shareholders’ Equity
Common stock, $1.00 par value per share	16,956	16,839	16,833
Additional paid-in capital	140,876	136,664	134,561
Retained earnings	312,604	280,395	260,809
Accumulated other comprehensive loss	(5,089)	(4,074)	(5,028)
Total Shareholders’ Equity	$465,347	$429,824	$407,175
Total Liabilities and Shareholders’ Equity	$712,753	$699,941	$688,509

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
Net sales	$233,662	$235,960	$808,931	$793,032
Cost of goods sold	104,383	110,784	336,209	342,477
Gross profit	$129,279	$125,176	$472,722	$450,555
SG&A	128,687	127,091	414,747	393,193
Royalties and other operating income	3,113	3,039	10,616	10,123
Operating income	$3,705	$1,124	$68,591	$67,485
Interest expense, net	489	683	1,872	2,355
Earnings before income taxes	$3,216	$441	$66,719	$65,130
Income taxes	1,355	(631)	17,107	24,172
Net earnings	$1,861	$1,072	$49,612	$40,958

Net earnings per share:
Basic	$0.11	$0.06	$2.98	$2.47
Diluted	$0.11	$0.06	$2.95	$2.45

Weighted average shares outstanding:
Basic	16,694	16,618	16,672	16,591
Diluted	16,870	16,735	16,826	16,710

Dividends declared per share	$0.34	$0.27	$1.02	$0.81

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
Net earnings	$1,861	$1,072	$49,612	$40,958
Other comprehensive income (loss), net of taxes:
Net foreign currency translation (loss) income	(150)	(617)	(1,015)	248
Comprehensive income	$1,711	$455	$48,597	$41,206

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
Cash Flows From Operating Activities:
Net earnings	$49,612	$40,958
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,878	29,779
Amortization of intangible assets	2,055	1,733
Equity compensation expense	5,510	4,616
Amortization of deferred financing costs	318	317
Deferred income taxes	1,501	3,376
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	(2,286)	(17,227)
Inventories, net	(14,346)	17,017
Prepaid expenses and other current assets	943	(2,713)
Current liabilities	(9,244)	(14,217)
Other non-current assets, net	1,113	(241)
Other non-current liabilities	(436)	1,880
Cash provided by operating activities	$64,618	$65,278
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(354)	(5,055)
Purchases of property and equipment	(30,914)	(26,356)
Cash used in investing activities	$(31,268)	$(31,411)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(221,750)	(199,765)
Proceeds from revolving credit arrangements	208,152	180,387
Proceeds from issuance of common stock	1,170	1,071
Repurchase of equity awards for employee tax withholding liabilities	(2,351)	(2,206)
Cash dividends declared and paid	(17,286)	(13,642)
Cash used in financing activities	$(32,065)	$(34,155)
Net change in cash and cash equivalents	$1,285	$(288)
Effect of foreign currency translation on cash and cash equivalents	(215)	33
Cash and cash equivalents at the beginning of year	6,343	6,332
Cash and cash equivalents at the end of the period	$7,413	$6,077
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$1,598	$2,098
Cash paid for income taxes	$16,133	$19,536

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
THIRD QUARTER OF FISCAL 2018

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

Recently Issued Accounting Standards Applicable to Future Periods
In February 2016, the FASB issued revised lease accounting guidance. The guidance requires companies to record substantially all leases as assets and liabilities on the balance sheet. For these leases, we will be required to recognize (1) a right of use asset which will represent our right to use, or control the use of, a specified asset for a lease term and (2) a lease liability equal to our obligation to make lease payments arising from a lease, measured on a discounted basis. Also, the revised guidance requires additional qualitative and quantitative footnote disclosures in our consolidated financial statements. The guidance will be effective in the First Quarter of Fiscal 2019 with early adoption permitted. The guidance requires the use of the modified retrospective transition approach, which includes a number of optional practical expedients that companies may elect to apply. In March 2018, the FASB approved a new, optional transition method that will provide companies the option to use the effective date as the date of initial application on transition.

We continue to make progress in our preparation for the adoption of this new accounting standard, including implementing lease administration and accounting software, assessing the completeness of our lease arrangements, evaluating practical expedients and accounting policy elections, and determining the potential impact of the revised lease accounting guidance on our consolidated balance sheet, statement of operations and statement of cash flows. We have implemented a new third party lease administration software, including validation of the relevant lease information included in the lease administration software for real estate leases, and are currently in process of validating information in the related lease accounting module. We continue to perform reviews of contractual arrangements, including real estate and non-real estate leases, and assess the completeness of our inventory of lease agreements. We currently plan on electing the package of practical expedients which allows us to not reassess our prior conclusions related to lease identification, lease classification and initial direct costs and are evaluating other practical expedients under the guidance. We also plan on electing the practical expedient to use the effective date as of the date of initial application on transition, and as a result will not adjust comparative period financial information or make the lease disclosures of the new guidance for periods prior to the effective date.

Considering the magnitude of our existing real estate leases, which are classified as operating leases, the new lease guidance is expected to have a significant impact on our consolidated balance sheet by requiring the recognition of a significant amount of lease-related right of use assets and lease liabilities.  While we are still assessing the potential impact of the revised guidance, we do not anticipate the adoption of the guidance will have a material impact on our consolidated statement of operations and statement of cash flows.
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. This guidance amends the impairment model by requiring that companies use a forward-looking approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables. This guidance will be effective in Fiscal 2020, which will commence on February 2, 2020, with early adoption permitted. We are currently assessing the impact that adopting this guidance will have on our consolidated financial statements.
Recent accounting pronouncements pending adoption not discussed above or in our Annual Report on Form 10-K for Fiscal 2017 are either not applicable or will not have or are not expected to have a material impact on our consolidated financial statements.

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

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
Net sales
Tommy Bahama	$123,130	$123,895	$482,990	$483,971
Lilly Pulitzer	68,213	59,244	208,463	192,045
Lanier Apparel	29,037	43,110	72,806	84,314
Southern Tide	9,496	9,217	34,745	31,254
Corporate and Other	3,786	494	9,927	1,448
Total net sales	$233,662	$235,960	$808,931	$793,032
Depreciation and amortization
Tommy Bahama	$7,131	$8,033	$22,457	$23,321
Lilly Pulitzer	2,624	2,303	7,727	6,377
Lanier Apparel	144	145	424	443
Southern Tide	133	108	394	317
Corporate and Other	304	355	931	1,054
Total depreciation and amortization	$10,336	$10,944	$31,933	$31,512
Operating income (loss)
Tommy Bahama	$(5,141)	$(5,872)	$29,783	$32,082
Lilly Pulitzer	9,576	4,952	43,823	43,621
Lanier Apparel	2,261	5,615	3,448	6,668
Southern Tide	492	1,016	4,399	3,765
Corporate and Other	(3,483)	(4,587)	(12,862)	(18,651)
Total operating income	$3,705	$1,124	$68,591	$67,485
Interest expense, net	489	683	1,872	2,355
Earnings before income taxes	$3,216	$441	$66,719	$65,130

3.     Shareholders' Equity: The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	Third Quarter Fiscal 2018
	Common Stock	APIC	Retained Earnings	AOCI	Total
August 4, 2018	$16,951	$138,613	$316,507	$(4,939)	$467,132
Net earnings and other comprehensive income	—	—	1,861	(150)	1,711
Shares issued under equity plans	5	351	—	—	356
Compensation expense for equity awards	—	1,912	—	—	1,912
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(5,764)	—	(5,764)
Cumulative effect of change in accounting standards	—	—	—	—	—
November 3, 2018	$16,956	$140,876	$312,604	$(5,089)	$465,347
	Third Quarter Fiscal 2017
	Common Stock	APIC	Retained Earnings	AOCI	Total
July 29, 2017	$16,827	$132,668	$264,282	$(4,411)	$409,366
Net earnings and other comprehensive income	—	—	1,072	(617)	455
Shares issued under equity plans	6	352	—	—	358
Compensation expense for equity awards	—	1,541	—	—	1,541
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(4,545)	—	(4,545)
Cumulative effect of change in accounting standards	—	—	—	—	—
October 28, 2017	$16,833	$134,561	$260,809	$(5,028)	$407,175
	First Nine Months Fiscal 2018
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 3, 2018	$16,839	$136,664	$280,395	$(4,074)	$429,824
Net earnings and other comprehensive income	—	—	49,612	(1,015)	48,597
Shares issued under equity plans	147	1,023	—	—	1,170
Compensation expense for equity awards	—	5,510	—	—	5,510
Repurchase of shares	(30)	(2,321)	—	—	(2,351)
Cash dividends declared and paid	—	—	(17,286)	—	(17,286)
Cumulative effect of change in accounting standards	—	—	(117)	—	(117)
November 3, 2018	$16,956	$140,876	$312,604	$(5,089)	$465,347
	First Nine Months Fiscal 2017
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 28, 2017	$16,769	$131,144	$233,493	$(5,276)	$376,130
Net earnings and other comprehensive income	—	—	40,958	248	41,206
Shares issued under equity plans	104	967	—	—	1,071
Compensation expense for equity awards	—	4,616	—	—	4,616
Repurchase of shares	(40)	(2,166)	—	—	(2,206)
Cash dividends declared and paid	—	—	(13,642)	—	(13,642)
Cumulative effect of change in accounting standards	—	—	—	—	—
October 28, 2017	$16,833	$134,561	$260,809	$(5,028)	$407,175

Substantially all amounts included in AOCI in our consolidated balance sheets, as well as any related changes, for each period presented, reflect the net foreign currency translation adjustment related to our Tommy Bahama operations in Canada, Australia and Japan.

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
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides us with up to one year to finalize accounting for the impacts of U.S. Tax Reform. Since our initial accounting for U.S Tax Reform impact is incomplete, we may include provisional amounts when reasonable estimates can be made or continue to apply the prior tax law if a reasonable estimate cannot be made. In accordance with SAB 118, as of November 3, 2018 and February 3, 2018, we estimated provisional tax amounts related to our deferred income tax assets and liabilities, including the impacts of the change in the federal corporate tax rate, deductions for executive compensation, our indefinite reinvestment assertion, the transition tax, GILTI, BEAT and FDII. Also, as of November 3, 2018 and February 3, 2018, we have not yet elected an accounting policy related to how we will account for GILTI and therefore have not included any deferred tax impacts of GILTI in our consolidated financial statements. Further, as of November 3, 2018 and February 3, 2018, we continue to assert, on a provisional basis, that substantially all of our investments in foreign subsidiaries and related earnings are permanently reinvested outside of the United States, or that there is no tax payable for any subsidiaries in which we are not permanently reinvested. Therefore, we have not recorded any deferred tax liabilities related to these investments and earnings.

As a result of the provisional revaluation impact on our deferred taxes and certain other items related to U.S. Tax Reform, we recognized a reduction in tax expense of $12 million in our Fiscal 2017 statement of operations. During the First Nine Months of Fiscal 2018, we did not recognize any measurement period adjustments to the provisional amounts recognized during Fiscal 2017. We are still finalizing our calculations related to the impact of U.S. Tax Reform.

The effective tax rate for the Third Quarter of Fiscal 2018, Third Quarter of Fiscal 2017, First Nine Months of Fiscal 2018 and First Nine Months of Fiscal 2017 were 42.1%, (143.1)%, 25.6% and 37.1%, respectively. The net impact of discrete or other items often results in a more significant or unusual impact on the effective tax rate in our third quarter given the significantly lower operating results during the third quarter as compared to the other quarters of the fiscal year. Thus, the effective tax rate for the third quarter is not indicative of the effective tax rate anticipated for the full year. The effective tax rate for the First Nine Months of Fiscal 2018 decreased from the First Nine Months of Fiscal 2017, primarily due to the lower federal corporate tax rate resulting from U.S. Tax Reform. Our effective tax rate for the full year of Fiscal 2018 is expected to be approximately 26%, which includes the U.S. federal statutory rate of 21% and state income taxes, net of the related federal income tax benefit; the rate differential related to foreign operations; valuation allowances against operating losses and other carryforwards; the excess tax benefit related to restricted stock vesting; and various other items impacting the effective tax rate. The effective rate for Fiscal 2018 may vary from 26% as a result of adjustments to the provisional amounts recognized for U.S. Tax Reform as discussed above as well as any discrete items recognized during Fiscal 2018. The final impact of U.S. Tax Reform may differ from our provisional amounts recognized in Fiscal 2017 due to, among other things, additional regulatory guidance that may be issued, us obtaining additional information to refine our estimated tax amounts and changes in interpretations and assumptions.

5.     Accounting Standards Adopted in Fiscal 2018:

Revenue Recognition for Contracts with Customers

In May 2014, the FASB issued guidance, as revised through supplemental guidance, which provided a single, comprehensive accounting model for revenue arising from contracts with customers. This new revenue recognition guidance superseded most of the prior revenue recognition guidance, which specified that revenue should be recognized when risks and rewards transfer to a customer. Under the new guidance, revenue is recognized at an amount that reflects the consideration expected to be received for those goods and services pursuant to a five-step approach: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments.

We adopted the revised revenue recognition guidance as of the first day of Fiscal 2018 using the modified retrospective method, applying the guidance only to contracts that were not completed prior to Fiscal 2018. There was no adjustment to retained earnings for the cumulative effect of applying the guidance upon adoption as there was no change in the timing of revenue recognition for any of our revenue streams. We have changed our accounting policies and practices and designed and implemented specific controls over our evaluation of the impact of the new guidance, including disclosure requirements and the collection of relevant data for the reporting process.

Our revenue streams consist of direct to consumer sales, including our retail store, e-commerce and restaurant operations, and wholesale sales, as well as royalty income, which is included in royalties and other income in our consolidated statements of operations. The tables below quantify, for each operating group and in total, the amount of net sales by distribution channel (in thousands) and as a percentage of net sales for each period presented.

	Third Quarter of Fiscal 2018
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$123,130	46%	14%	13%	27%	—%
Lilly Pulitzer	68,213	35%	53%	—%	12%	—%
Lanier Apparel	29,037	—%	—%	—%	100%	—%
Southern Tide	9,496	—%	16%	—%	84%	—%
Corporate and Other	3,786	—%	50%	—%	34%	16%
Total	$233,662	35%	24%	7%	34%	—%
	Third Quarter of Fiscal 2017
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$123,895	47%	11%	13%	29%	—%
Lilly Pulitzer	59,244	35%	53%	—%	12%	—%
Lanier Apparel	43,110	—%	—%	—%	100%	—%
Southern Tide	9,217	—%	16%	—%	84%	—%
Corporate and Other	494	—%	—%	—%	—%	100%
Total	$235,960	33%	20%	7%	40%	—%
	First Nine Months of Fiscal 2018
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$482,990	48%	17%	13%	22%	—%
Lilly Pulitzer	208,463	44%	35%	—%	21%	—%
Lanier Apparel	72,806	—%	—%	—%	100%	—%
Southern Tide	34,745	—%	16%	—%	84%	—%
Corporate and Other	9,927	—%	54%	—%	27%	19%
Total	$808,931	40%	20%	8%	32%	—%
	First Nine Months of Fiscal 2017
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$483,971	49%	14%	13%	24%	—%
Lilly Pulitzer	192,045	38%	33%	—%	29%	—%
Lanier Apparel	84,314	—%	—%	—%	100%	—%
Southern Tide	31,254	—%	17%	—%	83%	—%
Corporate and Other	1,448	—%	—%	—%	—%	100%
Total	$793,032	39%	17%	8%	36%	—%

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
In our direct to consumer operations, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts, thus retail store, e-commerce and restaurant revenues are recorded net of estimated returns and discounts, as applicable. The sales return allowance is recognized on a gross basis, with the recognition of a return liability for the amount of sales estimated to be returned and a return asset for the right to recover the product estimated to be returned by the customer, measured at the previous carrying amounts of the product. The value of inventory associated with a right to recover the goods returned are included in prepaid expenses and other current assets in our consolidated balance sheet as of November 3, 2018, whereas prior to Fiscal 2018 those amounts were included in inventories. The changes in the return liability are recognized in net sales in our consolidated statements of operations and the changes in the return asset are recognized in cost of goods sold in our consolidated statements of operations for all periods presented.
In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. Some of these arrangements are written agreements, while others may be implied by customary practices or expectations in the industry. Wholesale sales are recorded net of such discounts, allowances and cooperative advertising support for our customers, operational chargebacks and provisions for estimated wholesale returns. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. In accordance with the new revenue recognition guidance, we only recognize revenue to the extent that it is probable that we will not have a a significant reversal of revenue in a future period. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets, with the estimated value of inventory expected to be returned in prepaid expenses and other current assets in our consolidated balance sheets as of November 3, 2018. As of November 3, 2018, February 3, 2018 and October 28, 2017, reserve balances recorded as a reduction to receivables related to these items were $8 million, $7 million and $9 million, respectively.
In addition to trade and other receivables, an income tax receivable of $4 million and $5 million is included in receivables, net in our consolidated balance sheet as of November 3, 2018 and February 3, 2018, respectively, with no material income tax receivable as of October 28, 2017. Substantially all other amounts recognized in receivables, net as of those dates represent receivables related to contracts with customers. As of November 3, 2018, prepaid expenses and other current assets includes $2 million representing the estimated value of inventory for wholesale and direct to consumer sales returns, which was recognized in inventories in prior years pursuant to the previous guidance. An estimated sales return liability of $2 million for expected direct to consumer returns is classified in other accrued expenses and liabilities in our consolidated balance sheet as of November 3, 2018. We do not have any significant contract assets related to contracts with customers, other than receivables and the value of inventory associated with reserves for expected sales returns, as of November 3, 2018, February 3, 2018 or October 28, 2017.
In addition to our estimated return amounts, our contract liabilities related to contracts with customers include gift cards and merchandise credits issued by us, which do not have an expiration date, but are redeemable on demand by the holder of the card. Historically, substantially all gift cards and merchandise credits are redeemed within one year of issuance. Gift cards and merchandise credits are recorded as a liability until our performance obligation is satisfied, which occurs when redeemed by the consumer, at which point revenue is recognized. However, we recognize breakage income for certain gift cards and merchandise credits using the redemption recognition method, subject to applicable laws in certain states. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in other accrued expenses and liabilities in our consolidated balance sheets and totaled $10 million, $10 million and $9 million as of November 3, 2018, February 3, 2018, and October 28, 2017, respectively. Gift card breakage, which was not material in any period presented, is included in net sales in our consolidated statements of operations.
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

6.     Tommy Bahama Japan Charges: During the Second Quarter of Fiscal 2018, we incurred certain charges related to the restructure and downsizing of our Tommy Bahama Japan operations, including the closure and early lease termination of the Tommy Bahama Ginza flagship retail-restaurant location, for which the lease was previously scheduled to expire in 2022. These charges, which are an estimate of the charges that will actually be incurred, totaled $4 million in the Second Quarter of Fiscal 2018, consisting of $2 million of lease termination and premises reinstatement charges, $1 million of non-cash asset impairment charges and $1 million of other charges including inventory markdowns and employee severance. These charges were recognized in SG&A, except for the inventory markdowns of $0.5 million which were recognized in cost of goods sold. No additional charges were recognized in the Third Quarter of Fiscal 2018. Amounts outstanding as of November 3, 2018, which are included in current liabilities in our consolidated balance sheet, total $2 million. These amounts are expected to be paid in the Fourth Quarter of Fiscal 2018 or the First Quarter of Fiscal 2019.

We closed the Tommy Bahama Ginza restaurant in the Third Quarter of Fiscal 2018 and plan to close the Tommy Bahama Ginza retail store in the Fourth Quarter of Fiscal 2018. Following the closure of the Ginza retail store, we will retain a very limited presence in Japan, which will allow us to continue to review various alternatives for the Tommy Bahama brand in Japan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for Fiscal 2017.

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
The disposal of discontinued, end of season or excess inventory is an ongoing part of any apparel business, and our operating groups have historically utilized a variety of methods to sell such inventory, including outlet stores in Tommy

Bahama, e-commerce flash sales, and off-price retailers. Our focus in disposing of the excess inventory for our lifestyle brands is to do so in a brand appropriate setting and achieve an acceptable margin.

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

The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Increasingly, consumers are choosing to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries.  We believe the changes in consumer preferences for discretionary spending, the current global economic conditions and economic uncertainty continue to impact the business of each of our operating groups and the apparel industry as a whole.

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

We believe our lifestyle brands have an opportunity for modest sales increases in their wholesale businesses in the long term.  However, we must be diligent in our effort to avoid compromising the integrity of our brands by maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represented approximately 14% of our consolidated net sales in Fiscal 2017, compared to approximately 16% in Fiscal 2016.  The management of wholesale distribution for our lifestyle brands resulted in a decrease in wholesale sales in the First Nine Months of Fiscal 2018 and could result in additional reductions in wholesale sales in future periods, as we may decrease the amount of sales to certain wholesale accounts by reducing the number of doors that carry our product, reducing the volume sold for a particular door or exiting the account altogether.  We anticipate that sales increases in our wholesale businesses in the long term will stem primarily from current customers adding within their existing door count and increasing their online business; increased sales to online retailers; and our selective addition of new wholesale customers who generally present and merchandise our products in a way that is consistent with our full-price, direct to consumer distribution strategy. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs and licenses.

We believe we must continue to invest in our lifestyle brands to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations, such as technology enhancements, e-commerce initiatives and retail store and restaurant build-out for new, relocated or remodeled locations, as well as distribution center and administrative office expansion initiatives. Additionally, we anticipate increased advertising, employment and other costs to support ongoing business operations and fuel future sales growth. Advertising expense in the First Nine Months of Fiscal 2018 increased relative to the First Nine Months of Fiscal 2017 for each of our brands with an advertising spend focusing on new consumer acquisition as well as consumer retention and engagement.

In the midst of the changes in our industry, an important initiative for us in Fiscal 2017 was to increase the profitability of the Tommy Bahama business. These initiatives generally focused on increasing gross margin and operating margin through efforts such as: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; taking a more conservative approach to retail store openings and lease renewals; and continuing our efforts to reduce Asia-Pacific operating losses. Progress was made on these initiatives in Fiscal 2017. In addition, in the First Nine Months of Fiscal 2018, we made additional progress, including the reduction of Asia-Pacific losses with the restructuring of the Tommy Bahama Japan operations as discussed in Note 6.

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
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for the First Nine Months of Fiscal 2018 compared to the First Nine Months of Fiscal 2017:

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
Net sales	$808,931	$793,032
Operating income	$68,591	$67,485
Net earnings	$49,612	$40,958
Net earnings per diluted share	$2.95	$2.45

The higher net earnings per diluted share in the First Nine Months of Fiscal 2018 was due to (1) the lower effective tax rate resulting from U.S. Tax Reform as discussed in Note 4, (2) the improved operating results in Corporate and Other, primarily due to the favorable impact of LIFO accounting and the operations of TBBC, (3) increased operating income in Southern Tide primarily due to higher net sales, (4) lower interest expense and (5) improved operating income in Lilly Pulitzer. These items were partially offset by (1) lower operating income in Lanier Apparel, primarily due to lower sales, and (2) lower operating income in Tommy Bahama, primarily due to increased advertising expense and Tommy Bahama Japan restructuring charges as discussed in Note 6. Changes in operating results by group are discussed below.

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

Because Fiscal 2017 had 53 weeks, each fiscal quarter in Fiscal 2018 starts and ends one calendar week later than in Fiscal 2017 (e.g., the Third Quarter of Fiscal 2018 is the period from August 5, 2018 to November 3, 2018, inclusive, while the Third Quarter of Fiscal 2017 is the period from July 30, 2017 to October 28, 2017, inclusive). Due to the significant seasonality of our direct to consumer sales, particularly during the first and second fiscal quarters each year, as well as the timing of our merchandising and marketing initiatives, the one-week shift between Fiscal 2017 and Fiscal 2018 may significantly impact our comparable store sales if presented on a fiscal period basis. To provide a more accurate assessment of our Fiscal 2018 comparable store productivity, we are presenting our Fiscal 2018 comparable store sales on a calendar-adjusted basis by comparing the Fiscal 2018 period to the comparable calendar period in the preceding year, rather than the comparable fiscal period in the preceding year. By way of example, our Third Quarter of Fiscal 2018 comparable store sales presentation compares the Third Quarter of Fiscal 2018 to the 13-week period ended November 4, 2017. Except as otherwise specified, all references to comparable store sales during Fiscal 2018 contained in this report refer to the calendar-adjusted comparable store sales as opposed to the fiscal period comparable store sales.

Definitions and calculations of comparable store sales differ among retail companies, and therefore comparable store sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

STORE COUNT

The table below provides store count information for Tommy Bahama and Lilly Pulitzer as of the dates specified.

	November 3, 2018	February 3, 2018	October 28, 2017	January 28, 2017
Tommy Bahama Full-Price Retail Stores (1)	113	110	111	111
Tommy Bahama Retail-Restaurant Locations	17	18	18	17
Tommy Bahama Outlet Stores	38	38	38	40
Total Tommy Bahama Retail Locations	168	166	167	168
Lilly Pulitzer Full-Price Retail Stores	60	57	57	40
Total Oxford Retail Locations	228	223	224	208
(1) Tommy Bahama Full-Price Retail Stores, as of November 3, 2018, includes the Tommy Bahama Ginza location. This location was included in Tommy Bahama Retail-Restaurant Locations in the previous reported periods, prior to the closure of of the restaurant portion of the location in the Third Quarter of Fiscal 2018. The retail portion of the Ginza location is scheduled to close in the Fourth Quarter of Fiscal 2018.

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2018 COMPARED TO THIRD QUARTER OF FISCAL 2017

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

	Third Quarter Fiscal 2018		Third Quarter Fiscal 2017		$ Change	% Change
Net sales	$233,662	100.0%	$235,960	100.0%	$(2,298)	(1.0)%
Cost of goods sold	104,383	44.7%	110,784	47.0%	(6,401)	(5.8)%
Gross profit	$129,279	55.3%	$125,176	53.0%	$4,103	3.3%
SG&A	128,687	55.1%	127,091	53.9%	1,596	1.3%
Royalties and other operating income	3,113	1.3%	3,039	1.3%	74	2.4%
Operating income	$3,705	1.6%	$1,124	0.5%	$2,581	229.6%
Interest expense, net	489	0.2%	683	0.3%	(194)	(28.4)%
Earnings before income taxes	$3,216	1.4%	$441	0.2%	$2,775	629.3%
Income taxes	1,355	0.6%	(631)	(0.3)%	1,986	NM
Net earnings	$1,861	0.8%	$1,072	0.5%	$789	73.6%

The discussion and tables below compare certain line items included in our statements of operations for the Third Quarter of Fiscal 2018 to the Third Quarter of Fiscal 2017. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations.

Net Sales

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	$ Change	% Change
Tommy Bahama	$123,130	$123,895	$(765)	(0.6)%
Lilly Pulitzer	68,213	59,244	8,969	15.1%
Lanier Apparel	29,037	43,110	(14,073)	(32.6)%
Southern Tide	9,496	9,217	279	3.0%
Corporate and Other	3,786	494	3,292	NM
Total net sales	$233,662	$235,960	$(2,298)	(1.0)%

Consolidated net sales decreased $2 million, or 1%, in the Third Quarter of Fiscal 2018. The decrease in consolidated net sales was primarily driven by (1) a $16 million net decrease in wholesale sales, driven by a decrease in Lanier Apparel, and (2) a $1 million decrease in direct to consumer sales at comparable stores resulting from the calendar shift between Fiscal 2017 and Fiscal 2018. These decreases were partially offset by (1) a $5 million, or 7%, calendar-adjusted comparable store sales increase from $73 million in the 13-week period ended November 4, 2017 to $79 million in the Third Quarter of Fiscal 2018, reflecting strong comparable store sales in both Tommy Bahama and Lilly Pulitzer, (2) a $4 million increase in our off-price direct to consumer clearance channels, including an increase in the Lilly Pulitzer e-commerce flash clearance sales partially offset by slightly lower outlet store sales in Tommy Bahama, (3) $3 million of e-commerce and wholesale sales for TBBC, which we acquired in the Fourth Quarter of Fiscal 2017 and (4) an incremental net sales increase of $2 million associated with the operation of non-comp full-price retail stores, primarily in Lilly Pulitzer. By way of comparison, on a fiscal period basis, consolidated comparable store sales increased 6% in the Third Quarter of Fiscal 2018 relative to the Third Quarter of Fiscal 2017. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017
Full-price retail stores and outlets	35%	33%
E-commerce	24%	20%
Restaurant	7%	7%
Wholesale	34%	40%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales decrease of $1 million, or 1%, was primarily driven by (1) a $2 million decrease in wholesale sales, including reductions in off-price wholesale sales, (2) a $1 million decrease in non-comp full-price retail stores, reflecting the net sales change for stores that were opened, closed or remodeled during Fiscal 2017 or Fiscal 2018 and (3) modestly lower sales in Tommy Bahama's off-price direct to consumer channels and restaurants. These decreases were partially offset by (1) a $3 million, or 5%, increase in calendar-adjusted comparable store sales from $54 million in the 13-week period ended November 4, 2017 to $56 million in the Third Quarter of Fiscal 2018, driven by strong growth in e-commerce sales, and (2) a $1 million increase in direct to consumer sales at comparable stores resulting from the calendar shift between Fiscal 2017 and Fiscal 2018. By way of comparison, on a fiscal period basis, Tommy Bahama comparable store sales increased 6% in the Third Quarter of Fiscal 2018 relative to the Third Quarter of Fiscal 2017. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017
Full-price retail stores and outlets	46%	47%
E-commerce	14%	11%
Restaurant	13%	13%
Wholesale	27%	29%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $9 million, or 15%, was primarily a result of (1) a $5 million increase in e-commerce flash clearance sales, with the September 2018 sale generating $29 million of net sales, (2) a $3 million, or 15%, increase in calendar-adjusted comparable store sales from $18 million in the 13-week period ended November 4, 2017 to $21 million in the Third Quarter of Fiscal 2018, with increases in both e-commerce and retail store comparable store sales, (3) an incremental net sales increase of $3 million associated with the operation of non-comp full-price retail stores, including stores opened by Lilly Pulitzer and the Signature Stores acquired in Fiscal 2017, and (4) a $1 million increase in wholesale sales as increased sales to Signature Stores and specialty stores offset the decrease in sales to department stores. These increases were partially offset by a $2 million decrease in direct to consumer sales at comparable stores resulting from the calendar shift between Fiscal 2017 and Fiscal 2018. By way of comparison, on a fiscal period basis, Lilly Pulitzer comparable store sales increased 5% in the Third Quarter of Fiscal 2018 relative to the Third Quarter of Fiscal 2017. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017
Full-price retail stores	35%	35%
E-commerce	53%	53%
Wholesale	12%	12%
Total	100%	100%

Lanier Apparel:

The Lanier Apparel net sales decrease of $14 million, or 33%, was primarily due to (1) lower volume in various programs, including the impact of softness in the replenishment of certain programs, (2) the exit from certain programs, including the impact of customers who filed for bankruptcy in Fiscal 2018, (3) a shift in timing from the third quarter to the second and fourth quarter for certain shipments, including significant warehouse club shipments that occurred in the Third Quarter of Fiscal 2017, and (4) the prior year including initial shipments in certain private label and branded programs. These decreases were partially offset by increased volume in other programs, including shipments of Cole Haan licensed tailored clothing. The timing of Lanier Apparel programs, including warehouse club shipments, can vary significantly from year to year. For the full year, we expect net sales at Lanier Apparel in Fiscal 2018 to be modestly lower than Fiscal 2017 net sales.

Southern Tide:

The Southern Tide net sales increase of 3% was due to increased sales in both the wholesale and e-commerce channels of distribution. The increased wholesale sales reflect increased sales to (1) Signature Stores, including those opened in the last year, (2) department stores and (3) off-price retailers. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017
E-commerce	16%	16%
Wholesale	84%	84%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of TBBC, which include e-commerce and wholesale operations, and our Lyons, Georgia distribution center operations. The increase in net sales was primarily due to the December 2017 acquisition of TBBC.

Gross Profit

The tables below present gross profit by operating group and in total for the Third Quarter of Fiscal 2018 and the Third Quarter of Fiscal 2017, as well as the change between those two periods and gross margin by operating group and in total for the Third Quarter of Fiscal 2018 and the Third Quarter of Fiscal 2017. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	$ Change	% Change
Tommy Bahama	$75,738	$74,279	$1,459	2.0%
Lilly Pulitzer	38,290	32,891	5,399	16.4%
Lanier Apparel	8,580	13,191	(4,611)	(35.0)%
Southern Tide	4,475	4,884	(409)	(8.4)%
Corporate and Other	2,196	(69)	2,265	NM
Total gross profit	$129,279	$125,176	$4,103	3.3%
LIFO charge included in Corporate and Other	$(57)	$476
Inventory step-up charges included in Lilly Pulitzer	$—	$1,086

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017
Tommy Bahama	61.5%	60.0%
Lilly Pulitzer	56.1%	55.5%
Lanier Apparel	29.5%	30.6%
Southern Tide	47.1%	53.0%
Corporate and Other	NM	NM
Consolidated gross margin	55.3%	53.0%

The increase in consolidated gross profit, on lower net sales, in the Third Quarter of Fiscal 2018 was due to a higher gross margin. The improved consolidated gross margin was primarily due to (1) a change in sales mix as Lilly Pulitzer represented a greater proportion, and Lanier Apparel represented a lower proportion, of net sales in the Third Quarter of Fiscal 2018, (2) improved gross margins in Tommy Bahama, (3) the Third Quarter of Fiscal 2017 including inventory step-up charges in Lilly Pulitzer, with no such charges in the Third Quarter of Fiscal 2018, and (4) the Third Quarter of Fiscal 2017 including a LIFO accounting charge, with a small LIFO accounting credit in the Third Quarter of Fiscal 2018. These favorable items that impacted consolidated gross margin were partially offset by (1) lower gross margins in Southern Tide and Lanier Apparel and (2) a change in sales mix within Lilly Pulitzer as e-commerce flash clearance sales represented a greater proportion of Lilly Pulitzer net sales.

Tommy Bahama:

The increase in gross margin for Tommy Bahama was driven by (1) improved gross margins in both the direct to consumer and wholesale businesses, reflecting progress in our initiatives to improve initial gross margins, including selective price increases as well as product cost reductions, and improved gross margins on off-price sales, and (2) a change in sales mix as e-commerce sales represented a greater proportion of Tommy Bahama sales in the Third Quarter of Fiscal 2018.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was driven by the Third Quarter of Fiscal 2017 including inventory step-up charges associated with the acquisition of 12 Lilly Pulitzer Signature Stores during Fiscal 2017 with no such charges in the Third Quarter of Fiscal 2018. Excluding the impact of the inventory step-up charges, Lilly Pulitzer gross margins decreased primarily as a result of (1) a change in sales mix as the e-commerce flash clearance sale represented a larger proportion of Lilly Pulitzer sales in the Third Quarter of Fiscal 2018 and (2) lower gross margins on the e-commerce flash clearance sale, which still generated gross margin in excess of 40%, and in the wholesale business due to more off-price sales.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to (1) the Third Quarter of Fiscal 2018 including more significant charges for certain customer allowance, cooperative advertising and other amounts related to certain replenishment and other programs and (2) the Third Quarter of Fiscal 2018 continuing to face gross margin pressures.

Southern Tide:

The decrease in gross margin for Southern Tide was primarily due to (1) higher inventory markdowns, (2) increased wholesale customer discounts and allowances, including allowances for co-op advertising and fixtures, (3) a change in mix as Signature Stores, department stores and off-price wholesale sales represented a greater proportion of sales in the Third Quarter of Fiscal 2018 and (4) lower gross margins on off-price sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects (1) the gross profit of TBBC, (2) the gross profit of our Lyons, Georgia distribution center and (3) the impact of LIFO accounting adjustments. The primary driver for the improved gross profit was (1) the Third Quarter of Fiscal 2018 including the gross profit of TBBC and (2) the net favorable impact of LIFO accounting in the Third Quarter of Fiscal 2018 compared to the Third Quarter of Fiscal 2017. The LIFO accounting impact in Corporate and Other in each period primarily reflects the sale of inventory that had been marked down to the estimated net realizable value in prior periods in an operating group, but generally reversed in Corporate and Other as part of LIFO accounting.

SG&A

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	$ Change	% Change
SG&A	$128,687	$127,091	$1,596	1.3%
SG&A as % of net sales	55.1%	53.9%
Amortization of Tommy Bahama Canadian intangible assets	$378	$391
Amortization of Lilly Pulitzer Signature Store intangible assets	$93	$90
Transaction/integration costs associated with Lilly Pulitzer Signature Store acquisitions	$—	$563
Amortization of Southern Tide intangible assets	$72	$72

The increase in SG&A in the Third Quarter of Fiscal 2018 was primarily due to (1) $1 million of incremental SG&A associated with TBBC and (2) increased salaries and wages, occupancy and other operating expenses in our ongoing direct to consumer and wholesale operations. These increases in SG&A were partially offset by $1 million of lower incentive compensation amounts.

Royalties and other operating income

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	$ Change	% Change
Royalties and other operating income	$3,113	$3,039	$74	2.4%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands.

Operating income (loss)

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	$ Change	% Change
Tommy Bahama	$(5,141)	$(5,872)	$731	12.4%
Lilly Pulitzer	9,576	4,952	4,624	93.4%
Lanier Apparel	2,261	5,615	(3,354)	(59.7)%
Southern Tide	492	1,016	(524)	(51.6)%
Corporate and Other	(3,483)	(4,587)	1,104	24.1%
Total operating income	$3,705	$1,124	$2,581	229.6%
LIFO charge included in Corporate and Other	$(57)	$476
Inventory step-up charges included in Lilly Pulitzer	$—	$1,086
Amortization of Tommy Bahama Canadian intangible assets	$378	$391
Amortization of Lilly Pulitzer Signature Store intangible assets	$93	$90
Transaction/integration costs associated with Lilly Pulitzer Signature Store acquisitions	$—	$563
Amortization of Southern Tide intangible assets	$72	$72

The higher operating income in the Third Quarter of Fiscal 2018 and the Third Quarter of Fiscal 2017 was primarily due to improved operating results in Lilly Pulitzer, Corporate and Other and Tommy Bahama, partially offset by lower operating income in Lanier Apparel and Southern Tide. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	$ Change	% Change
Net sales	$123,130	$123,895	$(765)	(0.6)%
Gross margin	61.5%	60.0%
Operating income	$(5,141)	$(5,872)	$731	12.4%
Operating income as % of net sales	(4.2)%	(4.7)%
Amortization of Tommy Bahama Canadian intangible assets	$378	$391

The improved operating results for Tommy Bahama were primarily due to improved gross margin, partially offset by a modest increase in SG&A and lower net sales. The increased SG&A primarily reflects increased salaries and wages, occupancy and other operating expenses in our ongoing direct to consumer and wholesale operations partially offset by lower SG&A in non-comp direct to consumer retail locations.

Lilly Pulitzer:

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	$ Change	% Change
Net sales	$68,213	$59,244	$8,969	15.1%
Gross margin	56.1%	55.5%
Operating income	$9,576	$4,952	$4,624	93.4%
Operating income as % of net sales	14.0%	8.4%
Inventory step-up charges included in Lilly Pulitzer	$—	$1,086
Amortization of Lilly Pulitzer Signature Store intangible assets	$93	$90
Transaction/integration costs associated with Lilly Pulitzer Signature Store acquisitions	$—	$563

The higher operating income in Lilly Pulitzer was primarily due to higher sales and improved gross margin, which were partially offset by higher SG&A. The higher SG&A was primarily due to $1 million of incremental SG&A associated with the cost of operating additional retail stores, as well as increases in employment costs, which were partially offset by the Third Quarter of Fiscal 2017 including transaction and integration costs associated with Lilly Pulitzer Signature Store acquisitions. The Third Quarter of Fiscal 2017 included $2 million of inventory step-up charges, transaction and integration costs and amortization associated with the acquisition of 12 Signature Stores in Fiscal 2017, with no such amounts in the Third Quarter of Fiscal 2018.

Lanier Apparel:

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	$ Change	% Change
Net sales	$29,037	$43,110	$(14,073)	(32.6)%
Gross margin	29.5%	30.6%
Operating income	$2,261	$5,615	$(3,354)	(59.7)%
Operating income as % of net sales	7.8%	13.0%

The lower operating income for Lanier Apparel was primarily due to the lower sales and gross margin, partially offset by reduced SG&A. The reduced SG&A was primarily due to lower incentive compensation amounts and lower sales-related variable expenses, including royalties, shipping and advertising.

Southern Tide:

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	$ Change	% Change
Net sales	$9,496	$9,217	$279	3.0%
Gross margin	47.1%	53.0%
Operating income	$492	$1,016	$(524)	(51.6)%
Operating income as % of net sales	5.2%	11.0%
Amortization of Southern Tide intangible assets	$72	$72

The lower operating income for Southern Tide was primarily due to lower gross margin, as discussed above, partially offset by higher sales.

Corporate and Other:

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	$ Change	% Change
Net sales	$3,786	$494	$3,292	NM
Operating loss	$(3,483)	$(4,587)	$1,104	24.1%
LIFO charge included in Corporate and Other	$(57)	$476

The improved operating results in Corporate and Other were primarily due to (1) the impact of LIFO accounting and (2) the operating income of TBBC.

Interest expense, net

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	$ Change	% Change
Interest expense, net	$489	$683	$(194)	(28.4)%

Interest expense decreased in the Third Quarter of Fiscal 2018 primarily due to lower average debt outstanding during the Third Quarter of Fiscal 2018 partially offset by higher interest rates and higher unused line fees in the Third Quarter of Fiscal 2018.

Income taxes

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017	$ Change	% Change
Income taxes	$1,355	$(631)	$1,986	NM
Effective tax rate	42.1%	(143.1)%

The net impact of discrete or other items often results in a more significant or unusual impact on the effective tax rate in the third quarter given the significantly lower operating results during the third quarter as compared to the other quarters of the fiscal year. Thus, the effective tax rate for the third quarter is not indicative of the effective tax rate anticipated for the full year. Tax expense and the effective tax rate for the Third Quarter of Fiscal 2017 included the $1 million net favorable impact of discrete items, primarily related to the impact of certain prior year tax items, with no such discrete items in the Third Quarter of Fiscal 2018.

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

Net earnings

	Third Quarter Fiscal 2018	Third Quarter Fiscal 2017
Net sales	$233,662	$235,960
Operating income	$3,705	$1,124
Net earnings	$1,861	$1,072
Net earnings per diluted share	$0.11	$0.06
Weighted average shares outstanding - diluted	16,870	16,735

The higher net earnings per diluted share in the Third Quarter of Fiscal 2018 was primarily due to improved operating results in Lilly Pulitzer, Corporate and Other and Tommy Bahama, partially offset by lower operating income in Lanier Apparel and Southern Tide as well as less favorable income taxes for the quarter, each as discussed above. Due to the seasonality of our business operations, our third quarter has historically been our smallest net sales, operating income and net earnings quarter in each fiscal year.

FIRST NINE MONTHS OF FISCAL 2018 COMPARED TO FIRST NINE MONTHS OF FISCAL 2017

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

	First Nine Months Fiscal 2018		First Nine Months Fiscal 2017		$ Change	% Change
Net sales	$808,931	100.0%	$793,032	100.0%	$15,899	2.0%
Cost of goods sold	336,209	41.6%	342,477	43.2%	(6,268)	(1.8)%
Gross profit	$472,722	58.4%	$450,555	56.8%	$22,167	4.9%
SG&A	414,747	51.3%	393,193	49.6%	21,554	5.5%
Royalties and other operating income	10,616	1.3%	10,123	1.3%	493	4.9%
Operating income	$68,591	8.5%	$67,485	8.5%	$1,106	1.6%
Interest expense, net	1,872	0.2%	2,355	0.3%	(483)	(20.5)%
Earnings before income taxes	$66,719	8.2%	$65,130	8.2%	$1,589	2.4%
Income taxes	17,107	2.1%	24,172	3.0%	(7,065)	(29.2)%
Net earnings	$49,612	6.1%	$40,958	5.2%	$8,654	21.1%

The discussion and tables below compare certain line items included in our statements of operations for the First Nine Months of Fiscal 2018 to the First Nine Months of Fiscal 2017. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations.

Net Sales

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017	$ Change	% Change
Tommy Bahama	$482,990	$483,971	$(981)	(0.2)%
Lilly Pulitzer	208,463	192,045	16,418	8.5%
Lanier Apparel	72,806	84,314	(11,508)	(13.6)%
Southern Tide	34,745	31,254	3,491	11.2%
Corporate and Other	9,927	1,448	8,479	NM
Total net sales	$808,931	$793,032	$15,899	2.0%

Consolidated net sales increased $16 million, or 2%, in the First Nine Months of Fiscal 2018. The increase in consolidated net sales was primarily driven by (1) a $17 million, or 5%, calendar-adjusted comparable store sales increase from $335 million in the 39-week period ended November 4, 2017 to $353 million in the First Nine Months of Fiscal 2018, driven by strong comparable store sales in both Tommy Bahama and Lilly Pulitzer, (2) an incremental net sales increase of $15 million associated with the operation of non-comp full-price retail stores, primarily in Lilly Pulitzer, (3) $8 million of e-commerce and wholesale sales for TBBC, which we acquired in the Fourth Quarter of Fiscal 2017, (4) a $3 million increase in restaurant sales in Tommy Bahama, and (5) a $2 million increase in net sales through our off-price direct to consumer channels reflecting an increase in Lilly Pulitzer e-commerce flash clearance sales partially offset by lower sales at Tommy Bahama outlets. These increases in consolidated net sales were partially offset by a $31 million net decrease in wholesale sales, consisting of decreases in Lilly Pulitzer, Lanier Apparel and Tommy Bahama partially offset by increases in Southern Tide. By way of comparison, on a fiscal period basis, consolidated comparable store sales also increased 5% in the First Nine Months of Fiscal 2018 relative to the First Nine Months of Fiscal 2017. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
Full-price retail stores and outlets	40%	39%
E-commerce	20%	17%
Restaurant	8%	8%
Wholesale	32%	36%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales decrease of $1 million in the First Nine Months of Fiscal 2018 compared to the First Nine Months of Fiscal 2017 was primarily due to (1) an $11 million decrease in wholesale sales, including lower full-price wholesale sales, as Tommy Bahama continues to manage its exposure to department stores by reducing department store door count, and lower off-price wholesale sales, as Tommy Bahama disposed of a more significant amount of aged inventory in the First Nine Months of Fiscal 2017, (2) a $2 million decrease in outlet store sales, reflecting lower sales at existing outlets and the impact of Fiscal 2017 outlet closures, and (3) a $1 million decrease in non-comp full-price retail store sales, reflecting the net sales change for stores that were opened, closed or remodeled since the beginning of Fiscal 2017. These decreases were partially offset by (1) a $10 million, or 4%, increase in calendar-adjusted comparable store sales from $240 million in the 39 week period ended November 4, 2017 to $249 million in the First Nine Months of Fiscal 2018, driven by strong growth in e-commerce sales, (2) a $3 million increase in restaurant sales resulting from increased sales at existing restaurants and the net impact of new restaurants opened, closed or remodeled since the beginning of Fiscal 2017 and (3) a $1 million increase in direct to consumer sales at comparable stores resulting from the calendar shift between Fiscal 2017 and Fiscal 2018. By way of comparison, on a fiscal period basis, Tommy Bahama comparable store sales also increased 4% in the First Nine Months of Fiscal 2018 relative to the First Nine Months of Fiscal 2017. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
Full-price retail stores and outlets	48%	49%
E-commerce	17%	14%
Restaurant	13%	13%
Wholesale	22%	24%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $16 million, or 9%, was primarily the result of (1) an incremental net sales increase of $16 million associated with the operation of non-comp full-price retail stores, including stores opened by Lilly Pulitzer and the 12 Signature Stores acquired in Fiscal 2017, (2) an $8 million, or 9%, increase in calendar-adjusted comparable store sales from $91 million in the 39-week period ended November 4, 2017 to $98 million in the First Nine Months of Fiscal 2018, with increases in both e-commerce and retail store comparable store sales, and (3) a $5 million increase in e-commerce flash clearance sales. These increases were partially offset by (1) a $12 million decrease in wholesale sales, reflecting Lilly Pulitzer's efforts to manage its exposure to department stores and Fiscal 2018 not including any wholesale sales to the Signature Stores acquired in Fiscal 2017 and (2) a $1 million decrease in direct to consumer sales at comparable stores resulting from the calendar shift between Fiscal 2017 and Fiscal 2018. By way of comparison, on a fiscal period basis, Lilly Pulitzer comparable store sales increased 8% in the First Nine Months of Fiscal 2018 relative to the First Nine Months of Fiscal 2017. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
Full-price retail stores	44%	38%
E-commerce	35%	33%
Wholesale	21%	29%
Total	100%	100%

Lanier Apparel:

The decrease in net sales for Lanier Apparel of $12 million, or 14%, was primarily due to (1) lower volume in various programs, including the impact of softness in the replenishment of certain programs, (2) the exit from certain programs, including the impact of customers who filed for bankruptcy in Fiscal 2018, (3) a shift in timing from the third quarter to the fourth quarter for certain shipments, including significant warehouse club shipments that occurred in the Third Quarter of Fiscal 2017, and (4) the prior year including initial shipments in certain private label and branded programs. These decreases were partially offset by increased volume in other programs, including initial shipments of Cole Haan licensed tailored clothing. The timing of Lanier Apparel programs, including warehouse club shipments, can vary significantly from year to year. For the full year, we expect net sales at Lanier Apparel in Fiscal 2018 to be modestly lower than Fiscal 2017 net sales.

Southern Tide:

The increase in net sales for Southern Tide of $3 million, or 11%, was due to increased sales in both the wholesale and e-commerce channels of distribution. The increased wholesale sales reflect increased sales to (1) Signature Stores, including those opened in the last year, (2) off-price retailers and (3) department stores. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
E-commerce	16%	17%
Wholesale	84%	83%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of TBBC, which include e-commerce and wholesale operations, and our Lyons, Georgia distribution center operations. The increase in net sales was primarily due to the December 2017 acquisition of TBBC.

Gross Profit

The tables below present gross profit by operating group and in total for the First Nine Months of Fiscal 2018 and the First Nine Months of Fiscal 2017, as well as the change between those two periods and gross margin by operating group and in total for the First Nine Months of Fiscal 2018 and the First Nine Months of Fiscal 2017. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017	$ Change	% Change
Tommy Bahama	$295,982	$289,428	$6,554	2.3%
Lilly Pulitzer	132,877	121,657	11,220	9.2%
Lanier Apparel	20,893	26,354	(5,461)	(20.7)%
Southern Tide	17,307	15,849	1,458	9.2%
Corporate and Other	5,663	(2,733)	8,396	NM
Total gross profit	$472,722	$450,555	$22,167	4.9%
LIFO charge included in Corporate and Other	$109	$3,748
Tommy Bahama Japan inventory markdown charges in cost of goods sold	$461	$—
Inventory step-up charges included in Lilly Pulitzer	$—	$1,086
Inventory step-up charges for TBBC included in Corporate and Other	$157	$—

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
Tommy Bahama	61.3%	59.8%
Lilly Pulitzer	63.7%	63.3%
Lanier Apparel	28.7%	31.3%
Southern Tide	49.8%	50.7%
Corporate and Other	NM	NM
Consolidated gross margin	58.4%	56.8%

The increase in consolidated gross profit in the First Nine Months of Fiscal 2018 was due to increased sales and gross margin. The improved consolidated gross margin was primarily due to (1) a change in sales mix resulting from higher net sales in Lilly Pulitzer, Corporate and Other and Southern Tide and lower net sales in Lanier Apparel, (2) improved gross margins in Tommy Bahama, (3) the First Nine Months of Fiscal 2018 including a small LIFO accounting charge compared to the First Nine Months of Fiscal 2017 including a LIFO accounting charge of $4 million, and (4) the First Nine Months of Fiscal 2017 including inventory step-up charges in Lilly Pulitzer of $1 million, with only a small charge in the First Nine Months of Fiscal 2018. These favorable items that impacted consolidated gross margin were partially offset by (1) lower gross margins in Lanier Apparel and Southern Tide and (2) the First Nine Months of Fiscal 2018 including certain Tommy Bahama Japan inventory markdown charges and inventory step-up charges for TBBC.

Tommy Bahama:

The increase in gross margin for Tommy Bahama was driven by (1) improved gross margins in both the direct to consumer and wholesale businesses, reflecting progress in our initiatives to improve initial gross margins, including selective price increases as well as product cost reductions, and improved gross margins on off-price sales, and (2) a change in sales mix as full-price direct to consumer sales represented a greater proportion of sales, while off-price wholesale and off-price direct to consumer sales represented a lower proportion of sales in the First Nine Months of Fiscal 2018. These favorable changes were partially offset by the impact of the Tommy Bahama Japan inventory markdown charges.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily due to (1) the First Nine Months of Fiscal 2017 including inventory step-up charges of $1 million, with no such charges in the First Nine Months of Fiscal 2018, and (2) a change in sales mix as direct to consumer sales represent a larger proportion of Lilly Pulitzer net sales in the First Nine Months of Fiscal 2018. These items were partially offset by lower gross margins in both the direct to consumer and the wholesale channels of distribution.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to (1) the First Nine Months of Fiscal 2018 including more significant charges for certain customer allowance, cooperative advertising and other amounts related to certain replenishment and other programs, with the First Nine Months of Fiscal 2017 including certain favorable customer allowance items, and (2) the First Nine Months of Fiscal 2018 facing gross margin pressures.

Southern Tide:

The decrease in gross margin for Southern Tide was primarily due to (1) higher inventory markdowns, (2) increased wholesale customer discounts and allowances, including allowances for co-op advertising and fixtures and (3) a change in sales mix as Signature Stores, department stores and off-price wholesale sales represented a greater proportion of sales in the First Nine Months of Fiscal 2018. These unfavorable items were partially offset by an insurance recovery on certain inventory in Fiscal 2018.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects (1) the gross profit of TBBC, (2) the gross profit of our Lyons, Georgia distribution center and (3) the impact of LIFO accounting adjustments. The primary driver for the improved gross profit was (1) the First Nine Months of Fiscal 2018 including the gross profit of TBBC and (2) the net favorable impact of LIFO accounting in the First Nine Months of Fiscal 2018 compared to the First Nine Months of Fiscal 2017. The LIFO accounting impact in Corporate and Other in each period primarily reflects the sale of inventory that had been marked down to the estimated net realizable value in prior periods in an operating group but generally reversed in Corporate and Other as part of LIFO accounting.

SG&A

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017	$ Change	% Change
SG&A	$414,747	$393,193	$21,554	5.5%
SG&A as % of net sales	51.3%	49.6%
Tommy Bahama Japan restructuring charges in SG&A	$3,206	$—
Amortization of Tommy Bahama Canadian intangible assets	$1,141	$1,134
Amortization of Lilly Pulitzer Signature Store intangible assets	$281	$90
Transaction/integration costs associated with Lilly Pulitzer Signature Store acquisitions	$—	$563
Amortization of Southern Tide intangible assets	$216	$216

The increase in SG&A in the First Nine Months of Fiscal 2018 was primarily due to (1) increased advertising expense of $8 million, with much of the increased spending focused on consumer acquisition initiatives in the First Half of Fiscal 2018, (2) $5 million of incremental costs in the First Nine Months of Fiscal 2018 associated with additional retail stores and restaurants, (3) $3 million of Tommy Bahama Japan restructuring charges, including lease termination fees, premises reinstatement costs, non-cash impairment charges and severance amounts, as discussed in Note 6, (4) $3 million of incremental SG&A associated with TBBC and (5) other increases in SG&A to support the businesses including increased salaries and wages, occupancy and other operating expenses in our ongoing direct to consumer and wholesale operations. These increases in SG&A were partially offset by $3 million of lower incentive compensation amounts.

Royalties and other operating income

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017	$ Change	% Change
Royalties and other operating income	$10,616	$10,123	$493	4.9%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The increase in royalties and other income in the First Nine Months of Fiscal 2018 primarily reflects increased royalty income in Lilly Pulitzer.

Operating income (loss)

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017	$ Change	% Change
Tommy Bahama	$29,783	$32,082	$(2,299)	(7.2)%
Lilly Pulitzer	43,823	43,621	202	0.5%
Lanier Apparel	3,448	6,668	(3,220)	(48.3)%
Southern Tide	4,399	3,765	634	16.8%
Corporate and Other	(12,862)	(18,651)	5,789	31.0%
Total operating income	$68,591	$67,485	$1,106	1.6%
LIFO charge included in Corporate and Other	$109	$3,748
Tommy Bahama Japan inventory markdown charges in cost of goods sold	$461	$—
Inventory step-up charges included in Lilly Pulitzer	$—	$1,086
Inventory step-up charges for TBBC included in Corporate and Other	$157	$—
Tommy Bahama Japan restructuring charges in SG&A	$3,206	$—
Amortization of Tommy Bahama Canadian intangible assets	$1,141	$1,134
Amortization of Lilly Pulitzer Signature Store intangible assets	$281	$90
Transaction/integration costs associated with Lilly Pulitzer Signature Store acquisitions	$—	$563
Amortization of Southern Tide intangible assets	$216	$216

The increase in operating income in the First Nine Months of Fiscal 2018 was primarily due to higher sales and gross margins partially offset by higher SG&A, including increased advertising spend and Tommy Bahama Japan restructuring charges as discussed in Note 6. On an operating group basis, the increase in operating income was primarily due to improved operating results in Corporate and Other, partially offset by lower operating income in Lanier Apparel and Tommy Bahama. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017	$ Change	% Change
Net sales	$482,990	$483,971	$(981)	(0.2)%
Gross margin	61.3%	59.8%
Operating income	$29,783	$32,082	$(2,299)	(7.2)%
Operating income as % of net sales	6.2%	6.6%
Tommy Bahama Japan inventory markdown charges in cost of goods sold	$461	$—
Tommy Bahama Japan restructuring charges in SG&A	$3,206	$—
Amortization of Tommy Bahama Canadian intangible assets	$1,141	$1,134

The lower operating income for Tommy Bahama was primarily due to higher SG&A which offset the favorable impact of higher gross margin. The increased SG&A included (1) $6 million of increased advertising expense, with much of the increased advertising spend focused on consumer acquisition initiatives, (2) $3 million of Tommy Bahama Japan restructuring charges as discussed in Note 6 and (3) increased salaries and wages, occupancy and other operating expenses in our ongoing direct to consumer and wholesale operations. These increases in SG&A were partially offset by $4 million of lower incentive compensation amounts in the First Nine Months of Fiscal 2018.

Lilly Pulitzer:

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017	$ Change	% Change
Net sales	$208,463	$192,045	$16,418	8.5%
Gross margin	63.7%	63.3%
Operating income	$43,823	$43,621	$202	0.5%
Operating income as % of net sales	21.0%	22.7%
Inventory step-up charges included in Lilly Pulitzer	$—	$1,086
Amortization of Lilly Pulitzer Signature Store intangible assets	$281	$90
Transaction/integration costs associated with Lilly Pulitzer Signature Store acquisitions	$—	$563

The higher operating income in Lilly Pulitzer reflects higher sales and gross margin, partially offset by higher SG&A. The higher SG&A for the First Nine Months of Fiscal 2018 includes (1) $5 million of incremental SG&A associated with the cost of operating additional retail stores, including the 12 Signature Stores acquired in Fiscal 2017, (2) $3 million of increased advertising expense and (3) SG&A increases to support the planned growth of the business, including additional employment cost.

Lanier Apparel:

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017	$ Change	% Change
Net sales	$72,806	$84,314	$(11,508)	(13.6)%
Gross margin	28.7%	31.3%
Operating income	$3,448	$6,668	$(3,220)	(48.3)%
Operating income as % of net sales	4.7%	7.9%

The lower operating income for Lanier Apparel was primarily due to the lower sales and lower gross margin, partially offset by reduced SG&A. The reduced SG&A was primarily due to lower sales-related variable expenses, including royalties, shipping and advertising, as well as lower incentive compensation amounts.

Southern Tide:

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017	$ Change	% Change
Net sales	$34,745	$31,254	$3,491	11.2%
Gross margin	49.8%	50.7%
Operating income	$4,399	$3,765	$634	16.8%
Operating income as % of net sales	12.7%	12.0%
Amortization of Southern Tide intangible assets	$216	$216

The higher operating income for Southern Tide was primarily due to the higher sales, partially offset by higher SG&A and lower gross margin. The higher SG&A included increased incentive compensation and variable expenses associated with the higher sales.

Corporate and Other:

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017	$ Change	% Change
Net sales	$9,927	$1,448	$8,479	NM
Operating loss	$(12,862)	$(18,651)	$5,789	31.0%
LIFO charge included in Corporate and Other	$109	$3,748
Inventory step-up charges for TBBC included in Corporate and Other	$157	$—

The improved operating results in Corporate and Other were primarily due to (1) the $4 million net favorable impact of LIFO accounting, (2) the operating income of TBBC, (3) a lower operating loss in our corporate operations, due in part to certain life insurance proceeds in the First Nine Months of Fiscal 2018, and (4) improved operating results in our Lyons, Georgia distribution center operations.

Interest expense, net

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017	$ Change	% Change
Interest expense, net	$1,872	$2,355	$(483)	(20.5)%

Interest expense decreased in the First Nine Months of Fiscal 2018 primarily due to lower average debt outstanding during the First Nine Months of Fiscal 2018 partially offset by higher interest rates and higher unused line fees in the First Nine Months of Fiscal 2018.

Income taxes

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017	$ Change	% Change
Income taxes	$17,107	$24,172	$(7,065)	(29.2)%
Effective tax rate	25.6%	37.1%

Income taxes and the effective tax rate decreased in the First Nine Months of Fiscal 2018 primarily due to the impact of U.S. Tax Reform. The impact of U.S. Tax Reform results in the income tax amounts and effective tax rates for Fiscal 2018 and Fiscal 2017 not being comparable. Additionally, income tax expense for the First Nine Months of Fiscal 2018 includes the favorable impact of certain stock awards that vested during the period and other discrete items, while in the First Nine Months of Fiscal 2017 the various discrete items related to certain stock awards that vested and other discrete items generally offset in the aggregate.

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

Net earnings

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
Net sales	$808,931	$793,032
Operating income	$68,591	$67,485
Net earnings	$49,612	$40,958
Net earnings per diluted share	$2.95	$2.45
Weighted average shares outstanding - diluted	16,826	16,710

The higher net earnings per diluted share in the First Nine Months of Fiscal 2018 was due to (1) the lower effective tax rate resulting from U.S. Tax Reform as discussed in Note 4, (2) the improved operating results in Corporate and Other, primarily due to the favorable impact of LIFO accounting and the operations of TBBC, (3) increased operating income in Southern Tide primarily due to higher net sales, (4) lower interest expense and (5) improved operating income in Lilly Pulitzer. These items were partially offset by (1) lower operating income in Lanier Apparel, primarily due to lower sales, and (2) lower operating income in Tommy Bahama, primarily due to increased advertising expense and Tommy Bahama Japan restructuring charges as discussed in Note 6.

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
As of November 3, 2018, we had $7 million of cash and cash equivalents on hand, with $32 million of borrowings outstanding and $225 million of availability under our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands and our direct to consumer initiatives.

Key Liquidity Measures

($ in thousands)	November 3, 2018	February 3, 2018	October 28, 2017	January 28, 2017
Total current assets	$251,900	$236,118	$234,721	$231,628
Total current liabilities	$124,839	$135,010	$117,915	$131,396
Working capital	$127,061	$101,108	$116,806	$100,232
Working capital ratio	2.02	1.75	1.99	1.76
Debt to total capital ratio	6%	10%	15%	20%

Our working capital ratio is calculated by dividing total current assets by total current liabilities, each including any assets or liabilities related to discontinued operations. Current assets increased from October 28, 2017 to November 3, 2018 primarily due to increases in inventories and prepaid expenses partially offset by lower receivables. Current liabilities increased primarily due to higher accounts payable and other accrued expenses and liabilities at November 3, 2018 compared to October 28, 2017, partially offset by lower liabilities related to discontinued operations. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders' equity. Debt was $32 million at November 3, 2018 and $72 million at October 28, 2017, while shareholders’ equity was $465 million at November 3, 2018 and $407 million at October 28, 2017. The decrease in debt since October 28, 2017 was primarily due to $118 million of cash flow from operations which was partially offset by $43 million of capital expenditures, the payment of $22 million of dividends and payments related to various acquisitions of $11 million. Shareholders' equity increased from October 28, 2017, primarily as a result of net earnings less dividends paid. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from October 28, 2017 to November 3, 2018.

Current Assets:

	November 3, 2018	February 3, 2018	October 28, 2017	January 28, 2017
Cash and cash equivalents	$7,413	$6,343	$6,077	$6,332
Receivables, net	69,400	67,542	73,724	58,279
Inventories, net	138,150	126,812	127,301	142,175
Prepaid expenses and other current assets	36,937	35,421	27,619	24,842
Total current assets	$251,900	$236,118	$234,721	$231,628

Cash and cash equivalents as of November 3, 2018 and October 28, 2017 represent typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement. The decrease in receivables, net as of November 3, 2018 was primarily due to lower wholesale trade receivables primarily resulting from lower wholesale sales in Lanier Apparel in the Third Quarter of Fiscal 2018, partially offset by a $4 million income tax receivable as of November 3, 2018 with no meaningful income tax receivable as of October 28, 2017.

Inventories, net as of November 3, 2018 increased primarily as a result of higher inventory levels in Lanier Apparel, Lilly Pulitzer and Southern Tide, partially offset by lower inventory levels in Tommy Bahama and Corporate and Other. The higher inventories in Lanier Apparel, Lilly Pulitzer and Southern Tide reflect planned increases in sales in the Fourth Quarter of Fiscal 2018 as well as Lanier Apparel having lower than optimal inventory levels in Fiscal 2017. Inventories in Tommy Bahama decreased primarily due to continuing initiatives to focus on closely managing inventory purchases, reducing on-hand inventory levels and clearing prior season inventory more quickly. The decrease in Corporate and Other was primarily due to the impact of LIFO accounting, partially offset by the inventory of TBBC. We believe that inventory levels in each operating group are appropriate to support anticipated sales for the Fourth Quarter of Fiscal 2018.

Prepaid expenses and other current assets as of November 3, 2018 increased as a result of (1) higher prepaid rent due to the timing of payment of monthly rent amounts as November 2018 rent payments were made prior to November 3, 2018, but certain November 2017 rent payments had not been paid prior to October 28, 2017, (2) the reclassification of certain amounts from inventory to prepaid expenses and other current assets related to estimated inventory returns, in accordance with the new revenue recognition guidance using the modified retrospective method of transition, (3) increased advertising associated with our 2018 advertising campaigns and the timing of certain advertising payments, (4) higher prepaid income taxes, and (5) higher information technology related prepaid operating expenses including software as a service, license, subscription and maintenance arrangements.

Non-current Assets:

	November 3, 2018	February 3, 2018	October 28, 2017	January 28, 2017
Property and equipment, net	$194,228	$193,533	$191,038	$193,931
Intangible assets, net	176,735	178,858	175,057	175,245
Goodwill	66,618	66,703	63,443	60,015
Other non-current assets, net	23,272	24,729	24,250	24,340
Total non-current assets	$460,853	$463,823	$453,788	$453,531

Property and equipment, net as of November 3, 2018 increased primarily as a result of capital expenditures in the twelve months ended November 3, 2018, partially offset by depreciation expense during the same period. The increases in intangible assets, net and goodwill at November 3, 2018 were primarily due to the acquisition of TBBC during December 2017, as disclosed in Note 12 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2017, partially offset by the amortization of intangible assets in the twelve months ended November 3, 2018.

Liabilities:

	November 3, 2018	February 3, 2018	October 28, 2017	January 28, 2017
Total current liabilities	$124,839	$135,010	$117,915	$131,396
Long-term debt	32,211	45,809	72,131	91,509
Other non-current liabilities	73,434	74,029	73,487	70,002
Deferred taxes	16,922	15,269	16,829	13,578
Non-current liabilities related to discontinued operations	—	—	972	2,544
Total liabilities	$247,406	$270,117	$281,334	$309,029

Current liabilities as of November 3, 2018 increased primarily due to (1) higher accounts payable primarily due to the timing of payment of certain payable amounts, (2) higher other accrued expenses and liabilities resulting from higher deferred rent amounts, duties payable, sales tax payable and gift card liabilities and (3) higher accrued compensation amounts resulting from the timing of payment of bi-weekly employee salaries at quarter end due to the 53 week Fiscal 2017 shifting the relationship between pay periods and fiscal periods partially offset by lower incentive compensation amounts. These increases were partially offset by the payment of all liabilities related to discontinued operations. The decrease in debt as of November 3, 2018 was primarily due to cash flows during the twelve months ended November 3, 2018, including $118 million of cash flow from operations which was partially offset by cash payments of $43 million for capital expenditures, $22 million for dividends and $11 million for various acquisitions.

Deferred taxes were comparable as of November 3, 2018 and October 28, 2017 primarily due to the $12 million impact on depreciation expense timing differences resulting from a cost segregation analysis completed in Fiscal 2017, which was offset by the $12 million impact of the revaluation of deferred tax amounts resulting from U.S. Tax Reform in Fiscal 2017. There were no current or non-current liabilities related to discontinued operations as of November 3, 2018 as a result of negotiated lease terminations in Fiscal 2017 for the remaining lease agreements, with the final satisfaction of the liability associated with the lease obligations completed in February 2018. We do not anticipate cash flows or earnings related to the discontinued operations in future periods as we have satisfied all obligations related to these lease agreements.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Nine Months of Fiscal 2018 and First Nine Months of Fiscal 2017 (in thousands):

	First Nine Months Fiscal 2018	First Nine Months Fiscal 2017
Cash provided by operating activities	$64,618	$65,278
Cash used in investing activities	(31,268)	(31,411)
Cash used in financing activities	(32,065)	(34,155)
Net change in cash and cash equivalents	$1,285	$(288)

Cash and cash equivalents on hand were $7 million and $6 million at November 3, 2018 and October 28, 2017, respectively. Changes in cash flows in the First Nine Months of Fiscal 2018 and the First Nine Months of Fiscal 2017 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In both the First Nine Months of Fiscal 2018 and the First Nine Months of Fiscal 2017, operating activities provided $65 million of cash. The cash flow from operating activities for each period was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization and equity-based compensation as well as the net impact of changes in deferred taxes and our working capital accounts. In both the First Nine Months of Fiscal 2018 and the First Nine Months of Fiscal 2017, working capital account changes had an unfavorable impact on cash flow from operations, but the unfavorable impact was more significant in the First Nine Months of Fiscal 2018. In the First Nine Months of Fiscal 2018, the more significant changes in working capital were an increase in inventories and a decrease in current liabilities, which reduced cash flow from operations. In the First Nine Months of Fiscal 2017, the more significant changes in working capital accounts were an increase in receivables and a decrease in current liabilities, which reduced cash flow from operations, partially offset by a reduction in inventories, which increased cash flow from operations.

Investing Activities:

In both the First Nine Months of Fiscal 2018 and the First Nine Months of Fiscal 2017, investing activities used $31 million of cash. Our cash flow used in investing activities on an ongoing basis typically consists of our capital expenditure investments in our existing brands and acquisitions of new businesses. Our capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling full-price retail stores and restaurants; and facilities enhancements for distribution centers and offices. In the First Nine Months of Fiscal 2018, we paid $31 million for capital expenditures compared to $26 million in the First Nine Months of Fiscal 2017. In the First Nine Months of Fiscal 2017 we paid $5 million for acquisitions consisting of the acquisition of certain Lilly Pulitzer Signature Stores as well as working capital settlements related to other recent acquisitions, while in the First Nine Months of Fiscal 2018, we paid certain small amounts consisting of working capital and other related settlements associated with recent acquisitions.

Financing Activities:

In the First Nine Months of Fiscal 2018 and the First Nine Months of Fiscal 2017, financing activities used $32 million and $34 million, respectively, of cash. During the First Nine Months of Fiscal 2018 and the First Nine Months of Fiscal 2017, we decreased debt as our cash flow from operations exceeded our capital expenditure and dividend payments. During the First Nine Months of Fiscal 2018 and the First Nine Months of Fiscal 2017, we paid $17 million and $14 million, respectively, of dividends.

We anticipate that cash flow provided by or used in financing activities in the future will be dependent upon whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay debt on our U.S. Revolving Credit Agreement.

Liquidity and Capital Resources

We had $32 million outstanding as of November 3, 2018 under our $325 million Fourth Amended and Restated Credit Agreement ("U.S. Revolving Credit Agreement") compared to $72 million of borrowings outstanding as of October 28, 2017. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 3.9% as of November 3, 2018), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (May 2021) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of November 3, 2018, $5 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of November 3, 2018, we had $225 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into the U.S. Revolving Credit Agreement. During the First Nine Months of Fiscal 2018 and as of November 3, 2018, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of November 3, 2018, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.

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
Our contractual obligations as of November 3, 2018 have not changed materially from the contractual obligations outstanding at February 3, 2018, as disclosed in our Annual Report on Form 10-K for Fiscal 2017 filed with the SEC, other than changes in amounts outstanding under our U.S. Revolving Credit Agreement, as discussed above.
Our anticipated capital expenditures for Fiscal 2018, including the $31 million incurred in the First Nine Months of Fiscal 2018, are expected to be approximately $45 million compared to $39 million in Fiscal 2017. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling full-price retail stores and restaurants; and facilities enhancements. Our capital expenditure amounts in future years may increase or decrease from the amounts incurred in prior years depending on the information technology initiatives, full-price retail store and restaurant openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2017. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Nine Months of Fiscal 2018, except for changes in our revenue recognition policy as disclosed in Note 5. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2017.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2017. There have not been any significant changes in our exposure to these risks during the First Nine Months of Fiscal 2018.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the Third Quarter of Fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        During the Third Quarter of Fiscal 2018, we did not make any unregistered sales of our equity securities.

(c)         We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2017, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Third Quarter of Fiscal 2018, no shares were repurchased pursuant to these plans.

In March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of November 3, 2018, no shares of our stock had been repurchased pursuant to this authorization.

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

December 13, 2018	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)