Form 10-Q
period 2019-05-04
OXFORD INDUSTRIES INC
filed 2019-06-13
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

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

(404) 659-2424
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 par value	OXM	New York Stock Exchange

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

As of May 31, 2019, there were 17,019,117 shares of the registrant's common stock outstanding.

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the First Quarter of Fiscal 2019

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer spending for apparel and related products; the timing of shipments requested by our wholesale customers; weather; expected pricing levels; costs of products as well as the raw materials used in those products; costs of labor; retention of and disciplined execution by key management; the timing and cost of store and restaurant openings and remodels as well as other capital expenditures; changes in international, federal or state tax, trade and other laws and regulations, including the possibility of the United States imposing significantly higher tariffs on apparel and related products manufactured in China; acquisition and disposition activities, including our ability to timely recognize expected synergies from acquisitions; expected outcomes of pending or potential litigation and regulatory actions; access to capital and/or credit markets; and factors that could affect our consolidated effective tax rate. Forward-looking statements reflect our expectations at the time such forward looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2018, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

Fiscal 2020	52 weeks ending January 30, 2021
Fiscal 2019	52 weeks ending February 1, 2020
Fiscal 2018	52 weeks ended February 2, 2019
Fiscal 2017	53 weeks ended February 3, 2018
Fourth Quarter Fiscal 2019	13 weeks ending February 1, 2020
Third Quarter Fiscal 2019	13 weeks ending November 2, 2019
Second Quarter Fiscal 2019	13 weeks ending August 3, 2019
First Quarter Fiscal 2019	13 weeks ended May 4, 2019
Fourth Quarter Fiscal 2018	13 weeks ended February 2, 2019
Third Quarter Fiscal 2018	13 weeks ended November 3, 2018
Second Quarter Fiscal 2018	13 weeks ended August 4, 2018
First Quarter Fiscal 2018	13 weeks ended May 5, 2018

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)
(unaudited)

	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS
Current Assets
Cash and cash equivalents	$5,501	$8,327	$4,662
Receivables, net	85,857	69,037	81,274
Inventories, net	157,221	160,656	132,342
Prepaid expenses and other current assets	24,588	31,768	31,994
Total Current Assets	$273,167	$269,788	$250,272
Property and equipment, net	191,104	192,576	196,734
Intangible assets, net	175,883	176,176	178,111
Goodwill	66,597	66,621	66,577
Operating lease assets	294,131	—	—
Other non-current assets, net	23,543	22,093	25,037
Total Assets	$1,024,425	$727,254	$716,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52,121	$81,612	$51,615
Accrued compensation	19,719	24,226	19,153
Current operating lease liabilities	53,683	—	—
Other accrued expenses and liabilities	40,778	36,371	40,421
Total Current Liabilities	$166,301	$142,209	$111,189
Long-term debt	33,182	12,993	72,244
Non-current operating lease liabilities	295,399	—	—
Other non-current liabilities	16,707	75,286	73,588
Deferred taxes	19,664	18,411	16,045
Commitments and contingencies
Shareholders’ Equity
Common stock, $1.00 par value per share	17,019	16,959	16,937
Additional paid-in capital	142,761	142,976	136,297
Retained earnings	338,875	323,515	295,086
Accumulated other comprehensive loss	(5,483)	(5,095)	(4,655)
Total Shareholders’ Equity	$493,172	$478,355	$443,665
Total Liabilities and Shareholders’ Equity	$1,024,425	$727,254	$716,731

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	First Quarter Fiscal 2019	First Quarter Fiscal 2018
Net sales	$281,973	$272,628
Cost of goods sold	116,204	108,482
Gross profit	$165,769	$164,146
SG&A	139,814	139,720
Royalties and other operating income	3,787	3,947
Operating income	$29,742	$28,373
Interest expense, net	671	781
Earnings before income taxes	$29,071	$27,592
Income taxes	7,414	7,025
Net earnings	$21,657	$20,567

Net earnings per share:
Basic	$1.30	$1.24
Diluted	$1.29	$1.23

Weighted average shares outstanding:
Basic	16,713	16,639
Diluted	16,848	16,769

Dividends declared per share	$0.37	$0.34

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	First Quarter Fiscal 2019	First Quarter Fiscal 2018
Net earnings	$21,657	$20,567
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(388)	(581)
Comprehensive income	$21,269	$19,986

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Quarter Fiscal 2019	First Quarter Fiscal 2018
Cash Flows From Operating Activities:
Net earnings	$21,657	$20,567
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,845	9,435
Amortization of intangible assets	292	691
Equity compensation expense	1,876	1,718
Amortization of deferred financing costs	106	106
Deferred income taxes	1,019	660
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	(17,088)	(13,795)
Inventories, net	3,208	(5,763)
Prepaid expenses and other current assets	1,811	3,402
Current liabilities	(29,170)	(23,429)
Other balance sheet changes	356	(736)
Cash used in operating activities	$(6,088)	$(7,144)
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(302)
Purchases of property and equipment	(8,282)	(12,838)
Cash used in investing activities	$(8,282)	$(13,140)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(77,323)	(64,266)
Proceeds from revolving credit arrangements	97,512	90,700
Proceeds from issuance of common stock	422	385
Repurchase of equity awards for employee tax withholding liabilities	(2,453)	(2,372)
Cash dividends declared and paid	(6,297)	(5,758)
Other financing activities	(282)	—
Cash provided by financing activities	$11,579	$18,689
Net change in cash and cash equivalents	$(2,791)	$(1,595)
Effect of foreign currency translation on cash and cash equivalents	(35)	(86)
Cash and cash equivalents at the beginning of year	8,327	6,343
Cash and cash equivalents at the end of the period	$5,501	$4,662
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$514	$635
Cash paid for income taxes	$534	$334

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FIRST QUARTER OF FISCAL 2019

1.
Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods presented.  The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our full fiscal year.

The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for Fiscal 2018, except for the adoption of the new lease accounting guidance in the First Quarter of Fiscal 2019 as discussed below and in Note 5.

Accounting Standards Adopted in Fiscal 2019

In February 2016, the FASB issued revised lease accounting guidance. The guidance requires companies to record substantially all leases, including operating leases, as assets and liabilities on the balance sheet. For these leases, we are required to recognize (1) an operating lease asset which will represent our right to use, or control the use of, a specified asset for a lease term and (2) a lease liability equal to our obligation to make lease payments arising from a lease, measured on a discounted basis. The guidance was adopted on the first day of the First Quarter of Fiscal 2019 using a modified retrospective approach. The modified retrospective approach allows us to apply the standard and related disclosures to the financial statements for the period of adoption and apply the previous guidance in the prior year comparative periods. The adoption of the new guidance had a material impact on our condensed consolidated balance sheet as a result of the non-cash recognition of operating lease assets and operating lease liabilities, but did not have a material impact on our consolidated statements of operations or cash flows. At adoption of the revised lease accounting guidance, we elected to adopt the package of transition practical expedients and, therefore, have not reassessed (1) whether exiting or expired contracts contain a lease, (2) lease classification for existing or expired leases, or (3) the accounting for initial direct costs that were previously capitalized. We did not elect the practical expedient to use hindsight for leases existing at the adoption date. Refer to Note 5 for additional disclosures and information about accounting for leases.
Recently Issued Accounting Standards Applicable to Future Periods
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
Recent accounting pronouncements pending adoption not discussed above are either not applicable or will not have or are not expected to have a material impact on our consolidated financial statements.
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

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men's tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and any other items that are not allocated to the operating groups including LIFO accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our operating groups, including the operations of TBBC and our Lyons, Georgia distribution center. For a more extensive description of our operating groups, see Part I, Item 1. Business included in our Annual Report on Form 10-K for Fiscal 2018.

The tables below present certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	First Quarter Fiscal 2019	First Quarter Fiscal 2018
Net sales
Tommy Bahama	$164,730	$167,132
Lilly Pulitzer	72,595	68,627
Lanier Apparel	26,589	19,909
Southern Tide	14,134	13,472
Corporate and Other	3,925	3,488
Total net sales	$281,973	$272,628
Depreciation and amortization
Tommy Bahama	$6,840	$7,066
Lilly Pulitzer	2,683	2,479
Lanier Apparel	140	141
Southern Tide	134	125
Corporate and Other	340	315
Total depreciation and amortization	$10,137	$10,126
Operating income (loss)
Tommy Bahama	$15,192	$14,303
Lilly Pulitzer	15,252	15,826
Lanier Apparel	1,182	362
Southern Tide	2,517	2,487
Corporate and Other	(4,401)	(4,605)
Total operating income	$29,742	$28,373
Interest expense, net	671	781
Earnings before income taxes	$29,071	$27,592
The tables below quantify, for each operating group and in total, the amount of net sales by distribution channel (in thousands) and as a percentage of net sales for each period presented.

	First Quarter of Fiscal 2019
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$164,730	47%	15%	14%	24%	—%
Lilly Pulitzer	72,595	42%	25%	—%	33%	—%
Lanier Apparel	26,589	—%	1%	—%	99%	—%
Southern Tide	14,134	—%	13%	—%	87%	—%
Corporate and Other	3,925	—%	61%	—%	30%	9%
Total	$281,973	38%	17%	9%	36%	—%
	First Quarter of Fiscal 2018
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$167,132	46%	15%	15%	24%	—%
Lilly Pulitzer	68,627	44%	24%	—%	32%	—%
Lanier Apparel	19,909	—%	—%	—%	100%	—%
Southern Tide	13,472	—%	12%	—%	88%	—%
Corporate and Other	3,488	—%	60%	—%	23%	17%
Total	$272,628	40%	16%	9%	35%	—%

3.     Shareholders' Equity: The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	First Quarter Fiscal 2019
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 2, 2019	$16,959	$142,976	$323,515	$(5,095)	$478,355
Net earnings and other comprehensive income	—	—	21,657	(388)	21,269
Shares issued under equity plans	91	331	—	—	422
Compensation expense for equity awards	—	1,876	—	—	1,876
Repurchase of shares	(31)	(2,422)	—	—	(2,453)
Cash dividends declared and paid	—	—	(6,297)	—	(6,297)
Cumulative effect of change in accounting standards	—	—	—	—	—
May 4, 2019	$17,019	$142,761	$338,875	$(5,483)	$493,172
	First Quarter Fiscal 2018
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 3, 2018	$16,839	$136,664	$280,395	$(4,074)	$429,824
Net earnings and other comprehensive income	—	—	20,567	(581)	19,986
Shares issued under equity plans	128	257	—	—	385
Compensation expense for equity awards	—	1,718	—	—	1,718
Repurchase of shares	(30)	(2,342)	—	—	(2,372)
Cash dividends declared and paid	—	—	(5,758)	—	(5,758)
Cumulative effect of change in accounting standards	—	—	(118)	—	(118)
May 5, 2018	$16,937	$136,297	$295,086	$(4,655)	$443,665

Substantially all amounts included in AOCI in our consolidated balance sheets, as well as any related changes, for each period presented, reflect the net foreign currency translation adjustment related to our Tommy Bahama operations in Canada, Australia and Japan. No amounts were reclassified from AOCI to our consolidated statements of operations for any period presented.

4.     Revenue Recognition: Our revenue consists of direct to consumer sales, including our retail store, e-commerce and restaurant operations, and wholesale sales, which are included in net sales in our consolidated statements of operations, as well as royalty income, which represents substantially all amounts included in royalties and other income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our accounting policies related to revenue recognition for each type of contract with customers, including a description of the related performance obligations, return rights, allowances, discounts, credit terms and other information, is described in the significant accounting policies described in our Annual Report on Form 10-K for Fiscal 2018.

The table below quantifies the amount of net sales by distribution channel (in thousands) for each period presented.

	First Quarter of Fiscal 2019	First Quarter of Fiscal 2018
Retail	$108,006	$107,735
E-commerce	47,989	44,522
Restaurant	23,601	25,293
Wholesale	101,926	94,376
Other	451	702
Net sales	$281,973	$272,628
Substantially all amounts recognized in receivables, net represent receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets. As of May 4, 2019, February 2, 2019 and May 5, 2018, reserve balances recorded as a reduction to receivables related to these items were $8 million, $7 million and $6 million, respectively
In addition to trade and other receivables, income tax receivables of $1 million, $1 million and $5 million and tenant allowances due from landlord of $1 million, $0 million and $1 million are included in receivables, net in our consolidated balance sheet as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively. As of May 4, 2019, February 2, 2019 and May 5, 2018, prepaid expenses and other current assets included $3 million, $2 million and $3 million representing the estimated value of inventory for wholesale and direct to consumer sales returns. We did not have any significant contract assets related to contracts with customers, other than receivables and the value of inventory associated with reserves for expected sales returns, as of May 4, 2019, February 2, 2019 and May 5, 2018.
An estimated sales return liability of $5 million, $3 million and $5 million for expected direct to consumer returns is classified in other accrued expenses and liabilities in our consolidated balance sheet as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in other accrued expenses and liabilities in our consolidated balance sheets and totaled $12 million, $12 million and $10 million as of May 4, 2019, February 2, 2019, and May 5, 2018, respectively.
5.     Leases: We enter into real estate lease agreements for retail, food and beverage, office and warehouse/distribution space, as well as leases for certain equipment. Our leases have varying terms and expirations and frequently have provisions to extend, renew or terminate the lease agreement at our discretion, among other terms and conditions. Our retail and restaurant leases typically provide for contingent rent based on sales if certain sales thresholds are achieved. Most of our leases provide for payments of real estate taxes, insurance and other operating expenses applicable to the property, and certain of our leases require payment of sales taxes on rental payments. Payments for real estate taxes, sales taxes, insurance and other operating expenses are not included in lease expense. Our lease agreements do not include any material residual value guarantees or material restrictive financial covenants.

Substantially all of our leases are classified as operating leases, which have not historically been recognized as assets and liabilities in our consolidated balance sheets. When a non-cancelable operating lease includes fixed escalation clauses or lease incentives for rent holidays, rent expense is generally recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space and assumes that any termination options included in the lease will not be exercised. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event have been recognized as the expense is incurred. The difference between the rents payable under the lease and the amount recognized on a straight-line basis has historically been recorded in other non-current liabilities in our consolidated balance sheets, with the exception of the amounts recognized in current lease liabilities. Also, any tenant improvement allowance amounts received from the landlord have historically been deferred as a liability in our consolidated balance sheets and then recognized in our consolidated statements of operations as a reduction to rent expense over the term of the lease agreement on a straight-line basis. Deferred rent in our consolidated balance sheets, including tenant improvement allowances and all amounts in non-current and current liabilities, as of February 2, 2019 was $61 million.

Pursuant to the revised lease accounting guidance adopted in the First Quarter of Fiscal 2019, we determine if an arrangement is a lease at contract inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The significant judgments in calculating the present value of lease obligations include determining the lease term and lease payment amounts, which are dependent upon our assessment of the likelihood of exercising renewal or termination options, as well as the discount rate applied to the unpaid lease payments. Operating leases are included in operating lease assets, current operating lease liabilities and non-current operating lease liabilities in our consolidated balance sheet. The operating lease asset at commencement reflects the operating lease liability reduced for any lease incentives, including tenant improvement allowances. Lease expense for operating leases is recognized on a straight-line basis over the lease term, which is consistent with the previous guidance. Variable rental payments based on a percentage of retail sales over contractual levels and variable incremental rental payments adjusted periodically for inflation are both recognized as incurred.

We account for the underlying operating lease asset at the individual lease level. Typically, we do not include renewal or termination options in the underlying lease term as the probability of exercise is not reasonably certain. The revised lease guidance requires us to discount our unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, our incremental borrowing rate. As our leases typically do not provide an implicit rate, we use an estimated incremental borrowing rate based on information available at commencement date, or as of February 3, 2019 for any leases in place at adoption of the revised guidance. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Finance leases are not material to our consolidated financial statements.
Substantially all lease expense is included in SG&A in our consolidated statements of operations. For the First Quarter of Fiscal 2019 operating lease expense was $16 million and variable lease expense was $5 million resulting in total lease expense of $21 million. As of May 4, 2019, the weighted-average remaining operating lease term was seven years and the weighted-average discount rate for operating leases was 5%. Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Quarter of Fiscal 2019 was $17 million.
As of May 4, 2019, the required lease liability payments for the fiscal years specified below were as follows (in 000s):

Operating lease
Remainder of 2019	$50,835
2020	59,664
2021	62,349
2022	58,682
2023	55,150
2024	42,122
After 2024	80,852
Total lease payments	$409,654
Less: Difference between discounted and undiscounted lease payments	60,572
Present value of lease liabilities	$349,082
Disclosures related to periods prior to adoption of revised accounting guidance
Total rent expense in Fiscal 2018 was $96 million, which includes minimum rents, sales taxes, real estate taxes, insurance and other operating expenses and contingent rents incurred under all leases. Payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent percentage rent are included in rent expense, but are generally not included in the aggregate minimum rental commitments, as, in many cases, the amounts payable in future periods are not quantified in the lease agreement or may be dependent on future events. The total amount of such charges included in total rent expense above were $28 million in Fiscal 2018. As of February 2, 2019, the aggregate minimum base rental commitments for all non-cancelable operating real property leases with original terms in excess of one year are $68 million, $66 million, $62 million, $59 million, and $51 million for each of the next five years and $124 million thereafter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for Fiscal 2018.

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
We distribute our owned lifestyle branded products primarily through our direct to consumer channels, consisting of our Tommy Bahama and Lilly Pulitzer retail stores and our e-commerce sites for Tommy Bahama, Lilly Pulitzer and Southern Tide, and through our wholesale distribution channels. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. Our Tommy Bahama and Lilly Pulitzer full-price retail stores provide high visibility for our brands and products and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term growth for the brands. In Tommy Bahama, we also operate a limited number of restaurants and Marlin Bars, generally adjacent to a Tommy Bahama full-price retail store location, which we believe further enhance the brand's image with consumers. Our e-commerce websites provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of products.
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
The disposal of discontinued, end of season or excess inventory is an ongoing part of any apparel business, and our operating groups have historically utilized a variety of methods to sell such inventory, including outlet stores in Tommy Bahama, e-commerce flash sales in Lilly Pulitzer, and off-price retailers in each operating group. Our focus in disposing of the excess inventory for our lifestyle brands is to do so in a brand appropriate setting and achieve an acceptable margin.

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

The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Increasingly, consumers are choosing to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries.  We believe the changes in consumer preferences for discretionary spending, the current global economic conditions and economic uncertainty continue to impact the business of each of our operating groups and the apparel industry as a whole. Additionally, in the event that the United States imposes higher tariffs on apparel and related products manufactured in China, our net sales, cost of goods sold, operating income and net earnings would be impacted to the extent we are unable to offset the additional costs by moving product sourcing from China, getting third party manufacturers to share in the cost increases or to successfully increase sales prices on impacted products.

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

Specifically, we believe our lifestyle brands have opportunities for long-term growth in our direct to consumer businesses. We anticipate increased sales in our e-commerce operations, which are expected to grow at a faster rate than comparable sales through our bricks and mortar store locations. We also believe growth can be achieved through prudent expansion of bricks and mortar full-price retail store and restaurant operations and modest comparable full-price retail store and restaurant sales increases. We expect there will continue to be desirable locations for additional retail stores, but at a more measured growth rate than prior years.

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

In the midst of the changes in our industry, an important initiative for us in recent years was to increase the profitability of the Tommy Bahama business. These initiatives generally focused on increasing gross margin and operating margin through efforts such as: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; taking a more conservative approach to retail store openings and lease renewals; and continuing our efforts to reduce Asia-Pacific operating losses. While progress was made on these initiatives in recent years, we expect to make further progress on improving the profitability of the Tommy Bahama business in Fiscal 2019 and future years.

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
Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business are described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2018.
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Quarter of Fiscal 2019 compared to the First Quarter of Fiscal 2018:

	First Quarter Fiscal 2019	First Quarter Fiscal 2018
Net sales	$281,973	$272,628
Operating income	$29,742	$28,373
Net earnings	$21,657	$20,567
Net earnings per diluted share	$1.29	$1.23
Weighted average shares outstanding - diluted	16,848	16,769

The higher net earnings per diluted share in the First Quarter of Fiscal 2019 was primarily due to higher operating income in Tommy Bahama and in Lanier Apparel. These improved operating results were partially offset by lower operating income in Lilly Pulitzer.

COMPARABLE SALES

We often disclose comparable sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable sales include net sales from full-price retail stores and our e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that the inclusion of both our full-price retail stores and e-commerce sites in the comparable sales disclosures is a more meaningful way of reporting our comparable sales results, given similar inventory planning, allocation and return policies, as well as our cross-channel marketing and other initiatives for the direct to consumer channel. For our comparable sales disclosures, we exclude (1) outlet store sales, warehouse sales and e-commerce flash clearance sales, as those clearance sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occur at lower gross margins than our non-clearance direct to consumer sales, and (2) restaurant sales, as we do not currently believe that the inclusion of restaurant sales in our comparable sales disclosures is meaningful in assessing our consolidated results of operations. Comparable sales information reflects net sales, including shipping and handling revenues, if any, associated with product sales.

For purposes of our disclosures, comparable sales consists of sales through our e-commerce sites as well as through any physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel or other event which would result in a closure for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space or (3) a relocation to a new space that was significantly different from the prior retail space. For those stores which are excluded based on the preceding sentence, the stores continue to be excluded from comparable sales until the criteria for a new store is met subsequent to the remodel, relocation, or other event. A retail store that is remodeled will generally continue to be included in our comparable sales metrics as a store is not typically closed for longer than a two-week period during a remodel; however, a retail store that is relocated generally will not be included in our comparable sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year because the size or other characteristics of the store typically change significantly from the prior location. Any stores that were closed during the prior fiscal year or current fiscal year, or which we expect to close or vacate in the current fiscal year, are excluded from our comparable sales.

Definitions and calculations of comparable sales differ among retail companies, and therefore comparable sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

STORE COUNT

The table below provides store count information for Tommy Bahama and Lilly Pulitzer as of the dates specified.

	May 4, 2019	February 2, 2019	May 5, 2018	February 3, 2018
Tommy Bahama Full-Price Retail Stores	113	113	111	110
Tommy Bahama Retail-Restaurant Locations	17	17	18	18
Tommy Bahama Outlet Stores	37	37	38	38
Total Tommy Bahama Retail Locations	167	167	167	166
Lilly Pulitzer Full-Price Retail Stores	63	62	59	57
Total Oxford Retail Locations	230	229	226	223

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2019 COMPARED TO FIRST QUARTER OF FISCAL 2018

The discussion and tables below compare our statements of operations for the First Quarter of Fiscal 2019 to the First Quarter of Fiscal 2018. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year.

	First Quarter Fiscal 2019		First Quarter Fiscal 2018		$ Change	% Change
Net sales	$281,973	100.0%	$272,628	100.0%	$9,345	3.4%
Cost of goods sold	116,204	41.2%	108,482	39.8%	7,722	7.1%
Gross profit	$165,769	58.8%	$164,146	60.2%	$1,623	1.0%
SG&A	139,814	49.6%	139,720	51.2%	94	0.1%
Royalties and other operating income	3,787	1.3%	3,947	1.4%	(160)	(4.1)%
Operating income	$29,742	10.5%	$28,373	10.4%	$1,369	4.8%
Interest expense, net	671	0.2%	781	0.3%	(110)	(14.1)%
Earnings before income taxes	$29,071	10.3%	$27,592	10.1%	$1,479	5.4%
Income taxes	7,414	2.6%	7,025	2.6%	389	5.5%
Net earnings	$21,657	7.7%	$20,567	7.5%	$1,090	5.3%

Net Sales

	First Quarter Fiscal 2019	First Quarter Fiscal 2018	$ Change	% Change
Tommy Bahama	$164,730	$167,132	$(2,402)	(1.4)%
Lilly Pulitzer	72,595	68,627	3,968	5.8%
Lanier Apparel	26,589	19,909	6,680	33.6%
Southern Tide	14,134	13,472	662	4.9%
Corporate and Other	3,925	3,488	437	12.5%
Total net sales	$281,973	$272,628	$9,345	3.4%

Consolidated net sales increased $9 million, or 3%, in the First Quarter of Fiscal 2019. The increase in consolidated net sales was primarily driven by (1) a $7 million net increase in wholesale sales, primarily driven by increased sales in Lanier Apparel, (2) a $2 million, or 2%, comparable sales increase to $128 million in the First Quarter of Fiscal 2019 from $126 million in the First Quarter of Fiscal 2018, and (3) an incremental net sales increase of $2 million associated with the operation of non-comp full-price retail stores. These increases in consolidated net sales were partially offset by (1) a $2 million decrease in restaurant sales in Tommy Bahama and (2) a $1 million decrease in net sales through our off-price direct to consumer channels reflecting lower sales at Tommy Bahama outlets. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Quarter Fiscal 2019	First Quarter Fiscal 2018
Retail	38%	40%
E-commerce	17%	16%
Restaurant	9%	9%
Wholesale	36%	35%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales decreased $2 million, or 1%, in the First Quarter of Fiscal 2019. The decrease in Tommy Bahama net sales was primarily driven by (1) a $2 million decrease in restaurant sales primarily due to the closure of two restaurants in Fiscal 2018 and the remodel of one restaurant during the First Quarter of Fiscal 2019 as well as lower sales in existing restaurants which was partially offset by the impact of restaurant sales from a restaurant opened in Fiscal 2018, (2) a $2 million decrease in wholesale sales, and (3) a $1 million decrease in outlet store sales. These decreases were partially offset by (1) a $1 million, or 2%, comparable sales increase to $81 million in the First Quarter of Fiscal 2019 from $80 million in the prior year period, and (2) an incremental net sales increase associated with the operation of non-comp full-price retail stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter Fiscal 2019	First Quarter Fiscal 2018
Retail	47%	46%
E-commerce	15%	15%
Restaurant	14%	15%
Wholesale	24%	24%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $4 million, or 6%, in the First Quarter of Fiscal 2019. The increase in Lilly Pulitzer net sales was primarily driven by (1) an incremental net sales increase of $2 million associated with the operation of non-comp full-price retail stores, (2) a $2 million increase in wholesale sales reflecting higher off-price wholesale sales and (3) a 1% comparable sales increase with net sales of $42 million in both the First Quarter of Fiscal 2019 and the First Quarter of Fiscal 2018. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter Fiscal 2019	First Quarter Fiscal 2018
Retail	42%	44%
E-commerce	25%	24%
Wholesale	33%	32%
Total	100%	100%

Lanier Apparel:

The Lanier Apparel net sales increase of $7 million, or 34%, was primarily due to increased volume in various seasonal, in-stock and replenishment programs, including initial shipments and a shift in timing into the first quarter for certain programs. These increases were partially offset by reductions in other businesses, including programs with customers who filed for bankruptcy in Fiscal 2018. While the Cole Haan and Duck Head businesses both had significant sales growth rates in the First Quarter of Fiscal 2019, those businesses still represent a small proportion of Lanier Apparel's net sales. We expect net sales at Lanier Apparel for the full year Fiscal 2019 to increase in the high single-digit percentage range compared to the full year Fiscal 2018 net sales as the sales growth rate in the First Quarter of Fiscal 2019 is not indicative of planned sales in other quarters of Fiscal 2019.

Southern Tide:

The Southern Tide net sales increase of $1 million, or 5%, was due to increased sales in both the wholesale and e-commerce channels of distribution, with e-commerce growing at a faster pace than wholesale during the quarter. The increased wholesale sales reflect increased sales to (1) Signature Stores, including those opened since the beginning of Fiscal 2018 and (2) department stores. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Quarter Fiscal 2019	First Quarter Fiscal 2018
E-commerce	13%	12%
Wholesale	87%	88%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of TBBC, which include e-commerce and wholesale operations, and our Lyons, Georgia distribution center operations. The increase in net sales was primarily due to sales growth in TBBC.

Gross Profit

The tables below present gross profit by operating group and in total for the First Quarter of Fiscal 2019 and the First Quarter of Fiscal 2018, as well as the change between those two periods and gross margin by operating group and in total for the First Quarter of Fiscal 2019 and the First Quarter of Fiscal 2018. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Quarter Fiscal 2019	First Quarter Fiscal 2018	$ Change	% Change
Tommy Bahama	$103,507	$104,290	$(783)	(0.8)%
Lilly Pulitzer	45,481	45,505	(24)	(0.1)%
Lanier Apparel	7,402	5,968	1,434	24.0%
Southern Tide	7,152	6,737	415	6.2%
Corporate and Other	2,227	1,646	581	35.3%
Total gross profit	$165,769	$164,146	$1,623	1.0%
LIFO adjustments included in Corporate and Other	$141	$287
Inventory step-up charges included in Corporate and Other	$—	$157

	First Quarter Fiscal 2019	First Quarter Fiscal 2018
Tommy Bahama	62.8%	62.4%
Lilly Pulitzer	62.7%	66.3%
Lanier Apparel	27.8%	30.0%
Southern Tide	50.6%	50.0%
Corporate and Other	NM	NM
Consolidated gross margin	58.8%	60.2%

The increase in consolidated gross profit in the First Quarter of Fiscal 2019 was due to increased net sales, as discussed above, partially offset by lower gross margin. The lower consolidated gross margin was primarily due to (1) a change in sales mix as Lanier Apparel sales, which typically have lower gross margins represented a larger proportion of our net sales in the First Quarter of Fiscal 2019 and (2) lower gross margins in Lilly Pulitzer and Lanier Apparel. These items were partially offset by the improved gross margin in Tommy Bahama and Southern Tide. Changes in gross margin by operating group is discussed below.

Tommy Bahama:

The increase in gross margin for Tommy Bahama was primarily driven by (1) a change in sales mix as full-price direct to consumer sales represented a greater proportion of net sales while wholesale and outlet store sales represented a lower proportion of net sales and (2) improved gross margins in the direct to consumer business resulting from improved initial margins reflecting progress in our initiatives to selectively increase prices and reduce product costs, partially offset by a higher percentage of sales being during periodic marketing events.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer reflects (1) a greater proportion of wholesale off-price sales, as well as lower gross margin on these off-price sales, and (2) lower gross margin in the direct to consumer distribution channel. The lower gross margin in the direct to consumer channel reflects lower gross margin associated with gift with purchase and other promotion events as well as higher freight costs.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to (1) a change in sales mix as private label sales, which typically have lower gross margins, represented a larger proportion of net sales for the First Quarter of Fiscal 2019, (2) the First Quarter of Fiscal 2019 including more significant charges for certain customer allowance and other amounts and (3) continued gross margin pressures.

Southern Tide:

The increase in gross margin for Southern Tide was primarily due to a change in sales mix as e-commerce and full-price wholesale sales represented a greater proportion of net sales and off-price sales represented a lower proportion of net sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects (1) the gross profit of TBBC, (2) the gross profit of our Lyons, Georgia distribution center and (3) the impact of LIFO accounting adjustments. The primary driver for the improved gross profit was (1) the higher sales of TBBC, (2) the First Quarter of Fiscal 2018 including certain inventory step-up charges with no such charges in the First Quarter of Fiscal 2019 and (3) the net favorable impact of LIFO accounting in the First Quarter of Fiscal 2019 compared to the First Quarter of Fiscal 2018. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a credit in Corporate and Other when inventory has been marked down to the estimated net realizable value in an operating group in the current period, but the inventory has not been sold as of period end or (2) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period is ultimately sold.

SG&A

	First Quarter Fiscal 2019	First Quarter Fiscal 2018	$ Change	% Change
SG&A	$139,814	$139,720	$94	0.1%
SG&A as % of net sales	49.6%	51.2%
Amortization of Tommy Bahama Canadian intangible assets	$—	$385
Amortization of Lilly Pulitzer Signature Store intangible assets	$80	$95
Amortization of Southern Tide intangible assets	$72	$72

The comparable SG&A in the First Quarter of Fiscal 2019 primarily reflects increases in SG&A to support the businesses, including increased salaries and wages, occupancy and other operating expenses in our ongoing direct to consumer and wholesale operations, offset by a $3 million reduction in advertising expense.

Royalties and other operating income

	First Quarter Fiscal 2019	First Quarter Fiscal 2018	$ Change	% Change
Royalties and other operating income	$3,787	$3,947	$(160)	(4.1)%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The lower royalties and other income in the First Quarter of Fiscal 2019 primarily reflects decreased royalty income in Tommy Bahama partially offset by increased royalty income in Lilly Pulitzer.

Operating income (loss)

	First Quarter Fiscal 2019	First Quarter Fiscal 2018	$ Change	% Change
Tommy Bahama	$15,192	$14,303	$889	6.2%
Lilly Pulitzer	15,252	15,826	(574)	(3.6)%
Lanier Apparel	1,182	362	820	226.5%
Southern Tide	2,517	2,487	30	1.2%
Corporate and Other	(4,401)	(4,605)	204	4.4%
Total operating income	$29,742	$28,373	$1,369	4.8%
LIFO adjustments included in Corporate and Other	$141	$287
Inventory step-up charges included in Corporate and Other	$—	$157
Amortization of Tommy Bahama Canadian intangible assets	$—	$385
Amortization of Lilly Pulitzer Signature Store intangible assets	$80	$95
Amortization of Southern Tide intangible assets	$72	$72

The increase in operating income in the First Quarter of Fiscal 2019 was primarily due to higher sales, partially offset by lower gross margins and royalty income, each as discussed above. On an operating group basis, the increase in operating income was primarily due to increased operating income in Tommy Bahama and Lanier Apparel, partially offset by lower operating income in Lilly Pulitzer. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Quarter Fiscal 2019	First Quarter Fiscal 2018	$ Change	% Change
Net sales	$164,730	$167,132	$(2,402)	(1.4)%
Gross profit	$103,507	$104,290	$(783)	(0.8)%
Gross margin	62.8%	62.4%
Operating income	$15,192	$14,303	$889	6.2%
Operating income as % of net sales	9.2%	8.6%
Amortization of Tommy Bahama Canadian intangible assets	$—	$385

The increase in operating income for Tommy Bahama was primarily due to higher gross margin and lower SG&A, which offset the impact of lower net sales. The lower SG&A for the First Quarter of Fiscal 2019 included (1) $2 million of lower advertising expense, (2) $1 million of lower SG&A associated with non-comp retail stores and restaurants, including the impact of the closure of the retail-restaurant location in Japan, and (3) lower amortization of intangible assets. These decreases were partially offset by increased salaries and wages, occupancy and other operating expenses in our ongoing direct to consumer and wholesale operations.

Lilly Pulitzer:

	First Quarter Fiscal 2019	First Quarter Fiscal 2018	$ Change	% Change
Net sales	$72,595	$68,627	$3,968	5.8%
Gross profit	$45,481	$45,505	$(24)	(0.1)%
Gross margin	62.7%	66.3%
Operating income	$15,252	$15,826	$(574)	(3.6)%
Operating income as % of net sales	21.0%	23.1%
Amortization of Lilly Pulitzer Signature Store intangible assets	$80	$95

The decrease in operating income in Lilly Pulitzer primarily reflects lower gross margin and higher SG&A, which offset the impact of the higher net sales. The higher SG&A for the First Quarter of Fiscal 2019 included (1) $1 million of incremental SG&A associated with the cost of operating additional retail stores, and (2) SG&A increases to support the planned growth of the business, including additional employment costs.

Lanier Apparel:

	First Quarter Fiscal 2019	First Quarter Fiscal 2018	$ Change	% Change
Net sales	$26,589	$19,909	$6,680	33.6%
Gross profit	$7,402	$5,968	$1,434	24.0%
Gross margin	27.8%	30.0%
Operating income	$1,182	$362	$820	226.5%
Operating income as % of net sales	4.4%	1.8%

The increase in operating income for Lanier Apparel was primarily due to the higher net sales, partially offset by lower gross margin and higher SG&A. The higher SG&A for the First Quarter of Fiscal 2019 was primarily due to higher sales-related variable expenses, including royalties, shipping and advertising costs.

Southern Tide:

	First Quarter Fiscal 2019	First Quarter Fiscal 2018	$ Change	% Change
Net sales	$14,134	$13,472	$662	4.9%
Gross profit	$7,152	$6,737	$415	6.2%
Gross margin	50.6%	50.0%
Operating income	$2,517	$2,487	$30	1.2%
Operating income as % of net sales	17.8%	18.5%
Amortization of Southern Tide intangible assets	$72	$72

The comparable operating income for Southern Tide primarily reflects higher sales and gross margin, partially offset by higher SG&A. The higher SG&A included increased advertising expense, variable expenses associated with the higher sales and increased compensation and other costs to support future growth of the business.

Corporate and Other:

	First Quarter Fiscal 2019	First Quarter Fiscal 2018	$ Change	% Change
Net sales	$3,925	$3,488	$437	12.5%
Gross profit	$2,227	$1,646	$581	35.3%
Operating loss	$(4,401)	$(4,605)	$204	4.4%
LIFO adjustments included in Corporate and Other	$141	$287
Inventory step-up charges included in Corporate and Other	$—	$157

The improved operating results in Corporate and Other were primarily due to (1) the net favorable impact of LIFO accounting and inventory step-up charges and (2) the higher operating income of TBBC. These items were partially offset by increased SG&A in our Corporate and Other operations.

Interest expense, net

	First Quarter Fiscal 2019	First Quarter Fiscal 2018	$ Change	% Change
Interest expense, net	$671	$781	$(110)	(14.1)%

Interest expense decreased in the First Quarter of Fiscal 2019 primarily due to lower average debt outstanding during the First Quarter of Fiscal 2019 partially offset by higher interest rates and higher unused line fees in the First Quarter of Fiscal 2019.

Income taxes

	First Quarter Fiscal 2019	First Quarter Fiscal 2018	$ Change	% Change
Income taxes	$7,414	$7,025	$389	5.5%
Effective tax rate	25.5%	25.5%

Income taxes and the effective tax rate in both the First Quarter of Fiscal 2019 and the First Quarter of Fiscal 2018 reflect the lower effective tax rate resulting from U.S. Tax Reform, which reduced corporate income tax rates from 35% to 21%. Both periods include the favorable benefit of certain stock awards that vested during the period. Our effective tax rate for Fiscal 2019 is expected to be approximately 26%.

Net earnings

	First Quarter Fiscal 2019	First Quarter Fiscal 2018
Net sales	$281,973	$272,628
Operating income	$29,742	$28,373
Net earnings	$21,657	$20,567
Net earnings per diluted share	$1.29	$1.23
Weighted average shares outstanding - diluted	16,848	16,769

The higher net earnings per diluted share in the First Quarter of Fiscal 2019 was primarily due to higher operating income in Tommy Bahama and Lanier Apparel. These improved operating results were partially offset by lower operating income in Lilly Pulitzer.

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
Additionally, we use cash for the funding of capital expenditures, dividends and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory, extend credit to our wholesale customers and pay our operating expenses. Thus, we require a certain amount of working capital to operate our business. If cash inflows are less than cash outflows, we have access to amounts under our $325 million Fourth Amended and Restated Credit Agreement ("U.S. Revolving Credit Agreement"), subject to its terms, which is described below. We may seek to finance our future cash requirements through various methods, including cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities, and cash on hand.
As of May 4, 2019, we had $6 million of cash and cash equivalents on hand, as well as $33 million of borrowings outstanding and $274 million of availability under our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives.

Key Liquidity Measures

($ in thousands)	May 4, 2019	February 2, 2019	May 5, 2018	February 3, 2018
Total current assets	$273,167	$269,788	$250,272	$236,118
Total current liabilities	$166,301	$142,209	$111,189	$135,010
Working capital	$106,866	$127,579	$139,083	$101,108
Working capital ratio	1.64	1.90	2.25	1.75
Debt to total capital ratio	6%	3%	14%	10%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from May 5, 2018 to May 4, 2019 primarily due to increased inventories. Current liabilities increased primarily due to the impact of the revised lease accounting guidance which required the recognition of $54 million of current operating lease liabilities at May 4, 2019, as discussed in Note 5 to the unaudited condensed consolidated financial statements included in this report. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders' equity. Debt was $33 million at May 4, 2019 and $72 million at May 5, 2018, while shareholders’ equity was $493 million at May 4, 2019 and $444 million at May 5, 2018. The decrease in debt since May 5, 2018 was primarily due to $97 million of cash flow from operations which was partially offset by cash payments of $32 million for capital expenditures and $24 million for dividends. Shareholders' equity increased from May 5, 2018, primarily as a result of net earnings less dividends paid. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from May 5, 2018 to May 4, 2019.

Current Assets:

	May 4, 2019	February 2, 2019	May 5, 2018	February 3, 2018
Cash and cash equivalents	$5,501	$8,327	$4,662	$6,343
Receivables, net	85,857	69,037	81,274	67,542
Inventories, net	157,221	160,656	132,342	126,812
Prepaid expenses and other current assets	24,588	31,768	31,994	35,421
Total current assets	$273,167	$269,788	$250,272	$236,118

Cash and cash equivalents as of May 4, 2019 and May 5, 2018 represent typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement. The increase in receivables, net as of May 4, 2019 was primarily due to higher wholesale sales in the First Quarter of Fiscal 2019 resulting in higher trade accounts receivables partially offset by a $4 million reduction in income tax receivables reflecting the collection of certain income tax receivable amounts.

Inventories, net, which is net of a $62 million LIFO reserve in both periods, increased as of May 4, 2019 due to increases in inventories in each operating group. The increased inventory was primarily due to (1) increased inventory levels in Lanier Apparel due to less inventory than optimal in the prior year, (2) increased inventory in Tommy Bahama in certain core product categories in the direct to consumer operations, and (3) increased inventory to support planned sales growth in the Second Quarter of Fiscal 2019. We believe that inventory levels in each operating group are appropriate to support anticipated sales. Prepaid expenses and other current assets decreased as of February 2, 2019 primarily as a result of lower prepaid rent expense due to the adoption of the revised lease accounting guidance, which resulted in the classification of prepaid rent to operating lease assets in our consolidated balance sheet, as well as lower prepaid advertising.

Non-current Assets:

	May 4, 2019	February 2, 2019	May 5, 2018	February 3, 2018
Property and equipment, net	$191,104	$192,576	$196,734	$193,533
Intangible assets, net	175,883	176,176	178,111	178,858
Goodwill	66,597	66,621	66,577	66,703
Operating lease assets	294,131	—	—	—
Other non-current assets, net	23,543	22,093	25,037	24,729
Total non-current assets	$751,258	$457,466	$466,459	$463,823

Property and equipment, net as of May 4, 2019 decreased primarily as a result of depreciation expense during the twelve months ended May 4, 2019, partially offset by capital expenditures during the same period. The decrease in intangible assets, net as of May 4, 2019 was primarily due to amortization of intangible assets in the twelve months ended May 4, 2019. The operating lease lease assets amount as of May 4, 2019 is a result of the adoption of the revised lease accounting guidance during the First Quarter of Fiscal 2019. The decrease in other non-current assets, net as of May 4, 2019 was primarily due to reductions in amounts related to certain investments in officers' life insurance policies, investments in unconsolidated entities, security deposits and unamortized deferred financing costs partially offset by increases in assets set aside for potential deferred compensation obligations.

Liabilities:

	May 4, 2019	February 2, 2019	May 5, 2018	February 3, 2018
Total current liabilities	$166,301	$142,209	$111,189	$135,010
Long-term debt	33,182	12,993	72,244	45,809
Non-current operating lease liabilities	295,399	—	—	—
Other non-current liabilities	16,707	75,286	73,588	74,029
Deferred taxes	19,664	18,411	16,045	15,269
Total liabilities	$531,253	$248,899	$273,066	$270,117

Current liabilities increased as of May 4, 2019 primarily due to the $54 million of current lease liabilities recognized as of May 4, 2019, as a result of the adoption of the revised lease accounting guidance during the First Quarter of Fiscal 2019. The decrease in long-term debt since May 5, 2018 was primarily due to $97 million of cash flow from operations which was partially offset by cash payments of $32 million for capital expenditures and $24 million for dividends. The non-current operating lease liabilities amount as of May 4, 2019 is a result of the adoption of the revised lease accounting guidance during the First Quarter of Fiscal 2019. Other non-current liabilities decreased as of May 4, 2019 primarily due to the amount as of May 5, 2018 including $60 million of deferred rent and deferred rent tenant improvement allowance liabilities which were classified as operating lease assets as of May 4, 2019, as a result of the adoption of the revised lease accounting guidance during the First Quarter of Fiscal 2019, which was partially offset by increases in the amounts for deferred compensation liabilities and the fair value of contingent consideration. Deferred taxes increased as of May 4, 2019 primarily due to timing differences associated with depreciation, amortization and prepaid expenses partially offset by timing differences associated with inventories.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Quarter of Fiscal 2019 and First Quarter of Fiscal 2018 (in thousands):

	First Quarter Fiscal 2019	First Quarter Fiscal 2018
Cash used in operating activities	$(6,088)	$(7,144)
Cash used in investing activities	(8,282)	(13,140)
Cash provided by financing activities	11,579	18,689
Net change in cash and cash equivalents	$(2,791)	$(1,595)

Cash and cash equivalents on hand were $6 million and $5 million at May 4, 2019 and May 5, 2018, respectively. Changes in cash flows in the First Quarter of Fiscal 2019 and the First Quarter of Fiscal 2018 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Quarter of Fiscal 2019 and the First Quarter of Fiscal 2018, operating activities used $6 million and $7 million, respectively, of cash. The cash flow from operating activities for each period was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization and equity-based compensation, as well as the net impact of changes in deferred taxes and our working capital accounts. In both the First Quarter of Fiscal 2019 and the First Quarter of Fiscal 2018, working capital account changes had an unfavorable impact on cash flow from operations. In the First Quarter of Fiscal 2019, the more significant changes in working capital, after considering the non-cash impact of certain reclassifications that resulted from the adoption of the revised lease accounting guidance, were a decrease in current liabilities and an increase in receivables, which reduced cash flow from operations, and a decrease in inventories which increased cash flow from operations. In the First Quarter of Fiscal 2018, the more significant changes in working capital were a decrease in current liabilities, an increase in receivables and an increase in inventories, which reduced cash flow from operations.

Investing Activities:

In the First Quarter of Fiscal 2019 and the First Quarter of Fiscal 2018, investing activities used $8 million and $13 million, respectively, of cash. Our cash flow used in investing activities on an ongoing basis typically consists of our capital expenditure investments in our existing brands and acquisitions of new businesses. Our capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling retail stores and restaurants; and facilities enhancements for distribution centers and offices. In the First Quarter of Fiscal 2019, we paid $8 million for capital expenditures compared to $13 million in the First Quarter of Fiscal 2018.

Financing Activities:

In the First Quarter of Fiscal 2019 and the First Quarter of Fiscal 2018, financing activities provided $12 million and $19 million, respectively, of cash. During the First Quarter of Fiscal 2019 and the First Quarter of Fiscal 2018, we increased debt as our cash flow from operations was less than our capital expenditures and payment of dividends. We anticipate that cash flow provided by or used in financing activities in the future will be dependent upon whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay debt on our U.S. Revolving Credit Agreement or if we have no outstanding debt we anticipate investing the excess cash in short term investments.

Liquidity and Capital Resources

We had $33 million outstanding as of May 4, 2019 under our U.S. Revolving Credit Agreement compared to $72 million of borrowings outstanding as of May 5, 2018. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 4.7% as of May 4, 2019), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (May 2021) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of May 4, 2019, $5 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of May 4, 2019, we had $274 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into the U.S. Revolving Credit Agreement. During the First Quarter of Fiscal 2019 and as of May 4, 2019, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of May 4, 2019, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.

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
Our contractual obligations as of May 4, 2019 have not changed materially from the contractual obligations outstanding at February 2, 2019, as disclosed in our Annual Report on Form 10-K for Fiscal 2018 filed with the SEC, other than changes in amounts outstanding under our U.S. Revolving Credit Agreement, as discussed above.
Our anticipated capital expenditures for Fiscal 2019, including the $8 million incurred in the First Quarter of Fiscal 2019, are expected to be in a range of $45 million to $50 million. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities; new retail stores and Marlin Bars; and investments to remodel existing retail stores and restaurants. Our capital expenditure amounts in future years may increase or decrease from the amounts incurred in prior years depending on the information technology initiatives, direct to consumer location openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2018. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Quarter of Fiscal 2019. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2018.

SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion for each operating group in Part I, Item 1, Business in our Annual Report on Form 10-K for Fiscal 2018.
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2018 are necessarily indicative of anticipated results for Fiscal 2019 or expected distribution in future years. Our third quarter has historically been our smallest net sales and operating income quarter and that result is expected to continue. The following table presents our percentage of net sales and operating results by quarter for Fiscal 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	27%	21%	27%
Operating income	31%	40%	4%	25%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2018. There have not been any significant changes in our exposure to these risks during the First Quarter of Fiscal 2019.

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

Changes in Internal Control over Financial Reporting

During the First Quarter of Fiscal 2019, we adopted the revised lease accounting guidance as described in Note 1and Note 5 to our unaudited condensed consolidated financial statements included in this report. As a result of the adoption of the new lease accounting guidance, we implemented internal control activities and processes, including the implementation of a new lease accounting system, related to the adoption and ongoing accounting for leases. There were no other changes in our internal control over financial reporting during the First Quarter of Fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

Our business is subject to numerous risks.  Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2018, which could materially affect our business, financial condition or operating results.  We operate in a competitive and rapidly changing business environment, and additional risks and uncertainties that we currently consider immaterial or are not presently known to us may also adversely affect our business. The risks described in our Annual Report on Form 10-K for Fiscal 2018 are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        During the First Quarter of Fiscal 2019, we did not sell any unregistered equity securities.

(c)         We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2018, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the First Quarter of Fiscal 2019, we purchased the following shares pursuant to these plans.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
February (2/3/19 - 3/2/19)	—	$—	—	—
March (3/3/19 - 4/6/19)	—	$—	—	—
April (4/7/19 - 5/4/19)	30,942	$79.26	—	—
Total	30,942	$79.26	—	—

In March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of May 4, 2019, no shares of our stock had been repurchased pursuant to this authorization.

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

June 13, 2019	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)