Form 10-Q
period 2019-08-03
OXFORD INDUSTRIES INC
filed 2019-09-12
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

or

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

As of August 30, 2019, there were 17,034,929 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the Second Quarter of Fiscal 2019

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer spending for apparel and related products; the timing of shipments requested by our wholesale customers; weather; expected pricing levels; costs of products as well as the raw materials used in those products; costs of labor; retention of and disciplined execution by key management; the timing and cost of store and restaurant openings and remodels as well as other capital expenditures; changes, and the impact on our business operations of such changes, in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties, tariffs, taxes or other charges or barriers to trade resulting from ongoing trade developments with China and its impact on global markets, acquisition and disposition activities, including our ability to timely recognize expected synergies from acquisitions; expected outcomes of pending or potential litigation and regulatory actions; access to capital and/or credit markets; and factors that could affect our consolidated effective tax rate. Forward-looking statements reflect our expectations at the time such forward looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2018, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means the Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; and "TBBC" means The Beaufort Bonnet Company. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2020	52 weeks ending January 30, 2021
Fiscal 2019	52 weeks ending February 1, 2020
Fiscal 2018	52 weeks ended February 2, 2019
Fiscal 2017	53 weeks ended February 3, 2018
Fourth Quarter Fiscal 2019	13 weeks ending February 1, 2020
Third Quarter Fiscal 2019	13 weeks ending November 2, 2019
Second Quarter Fiscal 2019	13 weeks ended August 3, 2019
First Quarter Fiscal 2019	13 weeks ended May 4, 2019
Fourth Quarter Fiscal 2018	13 weeks ended February 2, 2019
Third Quarter Fiscal 2018	13 weeks ended November 3, 2018
Second Quarter Fiscal 2018	13 weeks ended August 4, 2018
First Quarter Fiscal 2018	13 weeks ended May 5, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	August 3,	February 2,	August 4,
	2019	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$30,756	$8,327	$7,054
Receivables, net	59,176	69,037	69,724
Inventories, net	152,672	160,656	123,924
Prepaid expenses and other current assets	22,440	31,768	29,393
Total Current Assets	$265,044	$269,788	$230,095
Property and equipment, net	189,410	192,576	195,378
Intangible assets, net	175,591	176,176	177,418
Goodwill	66,585	66,621	66,581
Operating lease assets	288,928	—	—
Other non-current assets, net	24,636	22,093	23,918
Total Assets	$1,010,194	$727,254	$693,390
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$48,998	$81,612	$51,487
Accrued compensation	19,195	24,226	21,606
Current operating lease liabilities	54,044	—	—
Other accrued expenses and liabilities	41,882	36,371	37,828
Total Current Liabilities	$164,119	$142,209	$110,921
Long-term debt	—	12,993	24,936
Non-current operating lease liabilities	290,133	—	—
Other non-current liabilities	17,077	75,286	74,649
Deferred taxes	19,916	18,411	15,752
Commitments and contingencies	—	—	—
Shareholders’ Equity
Common stock, $1.00 par value per share	17,035	16,959	16,951
Additional paid-in capital	145,123	142,976	138,613
Retained earnings	362,407	323,515	316,507
Accumulated other comprehensive loss	(5,616)	(5,095)	(4,939)
Total Shareholders’ Equity	$518,949	$478,355	$467,132
Total Liabilities and Shareholders’ Equity	$1,010,194	$727,254	$693,390

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Second Quarter		First Half
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Net sales	$302,000	$302,641	$583,973	$575,269
Cost of goods sold	122,175	123,344	238,379	231,826
Gross profit	$179,825	$179,297	$345,594	$343,443
SG&A	143,403	146,340	283,217	286,060
Royalties and other operating income	3,837	3,556	7,624	7,503
Operating income	$40,259	$36,513	$70,001	$64,886
Interest expense, net	419	602	1,090	1,383
Earnings before income taxes	$39,840	$35,911	$68,911	$63,503
Income taxes	10,004	8,727	17,418	15,752
Net earnings	$29,836	$27,184	$51,493	$47,751

Net earnings per share:
Basic	$1.78	$1.63	$3.08	$2.87
Diluted	$1.76	$1.61	$3.05	$2.84
Weighted average shares outstanding:
Basic	16,760	16,683	16,736	16,661
Diluted	16,907	16,840	16,878	16,804
Dividends declared per share	$0.37	$0.34	$0.74	$0.68

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Second Quarter		First Half
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Net earnings	$29,836	$27,184	$51,493	$47,751
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(133)	(284)	(521)	(865)
Comprehensive income	$29,703	$26,900	$50,972	$46,886

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Half
	Fiscal 2019	Fiscal 2018
Cash Flows From Operating Activities:
Net earnings	$51,493	$47,751
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,402	20,224
Amortization of intangible assets	584	1,373
Equity compensation expense	3,791	3,598
Amortization of deferred financing costs	212	212
Deferred income taxes	1,274	330
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	10,131	(2,460)
Inventories, net	7,680	19
Prepaid expenses and other current assets	3,825	8,494
Current liabilities	(31,983)	(23,366)
Other balance sheet changes	858	1,357
Cash provided by operating activities	$67,267	$57,532
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(302)
Purchases of property and equipment	(15,976)	(22,349)
Cash used in investing activities	$(15,976)	$(22,651)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(122,241)	(165,928)
Proceeds from revolving credit arrangements	109,248	145,055
Deferred financing costs paid	(894)	—
Proceeds from issuance of common stock	885	814
Repurchase of equity awards for employee tax withholding liabilities	(2,453)	(2,351)
Cash dividends declared and paid	(12,601)	(11,522)
Other financing activities	(1,033)	—
Cash used in financing activities	$(29,089)	$(33,932)
Net change in cash and cash equivalents	$22,202	$949
Effect of foreign currency translation on cash and cash equivalents	227	(238)
Cash and cash equivalents at the beginning of year	8,327	6,343
Cash and cash equivalents at the end of the period	$30,756	$7,054
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$971	$1,211
Cash paid for income taxes	$8,416	$11,839

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SECOND QUARTER OF FISCAL 2019

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

The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for Fiscal 2018, except for the adoption of the new lease accounting guidance in Fiscal 2019 as discussed below and in Note 5.

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

Recent accounting pronouncements pending adoption not discussed above are either not applicable or not expected to have a material impact on our consolidated financial statements.

2.    Operating Group Information:   We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Our business is primarily operated through our Tommy Bahama, Lilly Pulitzer, Lanier Apparel and Southern Tide operating groups.

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men’s tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and any other items that are not allocated to the operating groups, including LIFO accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our operating groups, including the operations of TBBC and our Lyons, Georgia distribution center. For a more extensive description of our operating groups, see Part I, Item 1. Business included in our Annual Report on Form 10-K for Fiscal 2018.

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Second Quarter		First Half
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Net sales
Tommy Bahama	$188,870	$192,728	$353,600	$359,860
Lilly Pulitzer	75,555	71,623	148,150	140,250
Lanier Apparel	20,905	23,860	47,494	43,769
Southern Tide	12,468	11,777	26,602	25,249
Corporate and Other	4,202	2,653	8,127	6,141
Total net sales	$302,000	$302,641	$583,973	$575,269

Depreciation and amortization
Tommy Bahama	$6,907	$8,260	$13,747	$15,326
Lilly Pulitzer	2,381	2,624	5,064	5,103
Lanier Apparel	141	139	281	280
Southern Tide	135	136	269	261
Corporate and Other	285	312	625	627
Total depreciation and amortization	$9,849	$11,471	$19,986	$21,597

Operating income (loss)
Tommy Bahama	$23,218	$20,621	$38,410	$34,924
Lilly Pulitzer	20,449	18,421	35,701	34,247
Lanier Apparel	253	825	1,435	1,187
Southern Tide	1,834	1,420	4,351	3,907
Corporate and Other	(5,495)	(4,774)	(9,896)	(9,379)
Total operating income	40,259	36,513	$70,001	$64,886
Interest expense, net	419	602	1,090	1,383
Earnings before income taxes	$39,840	$35,911	$68,911	$63,503

The tables below quantify, for each operating group and in total, the amount of net sales by distribution channel (in thousands) and as a percentage of net sales for each period presented.

	Second Quarter Fiscal 2019
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$188,870	50%	23%	11%	16%	—%
Lilly Pulitzer	75,555	51%	29%	—%	20%	—%
Lanier Apparel	20,905	—%	2%	—%	98%	—%
Southern Tide	12,468	—%	22%	—%	78%	—%
Corporate and Other	4,202	—%	62%	—%	29%	9%
Total	$302,000	44%	23%	7%	26%	—%

	Second Quarter Fiscal 2018
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$192,728	50%	21%	11%	18%	—%
Lilly Pulitzer	71,623	52%	27%	—%	21%	—%
Lanier Apparel	23,860	—%	—%	—%	100%	—%
Southern Tide	11,777	—%	20%	—%	80%	—%
Corporate and Other	2,653	—%	51%	—%	22%	27%
Total	$302,641	45%	21%	7%	27%	—%

	First Half Fiscal 2019
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$353,600	49%	19%	13%	19%	—%
Lilly Pulitzer	148,150	46%	27%	—%	27%	—%
Lanier Apparel	47,494	—%	1%	—%	99%	—%
Southern Tide	26,602	—%	17%	—%	83%	—%
Corporate and Other	8,127	—%	62%	—%	29%	9%
Total net sales	$583,973	41%	20%	8%	31%	—%

	First Half Fiscal 2018
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$359,860	49%	18%	13%	20%	—%
Lilly Pulitzer	140,250	48%	26%	—%	26%	—%
Lanier Apparel	43,769	—%	—%	—%	100%	—%
Southern Tide	25,249	—%	16%	—%	84%	—%
Corporate and Other	6,141	—%	56%	—%	23%	21%
Total net sales	$575,269	42%	19%	8%	31%	—%

3.    Shareholders’ Equity: The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	First Half Fiscal 2019
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 2, 2019	$16,959	$142,976	$323,515	$(5,095)	$478,355
Net earnings and other comprehensive income	—	—	21,657	(388)	21,269
Shares issued under equity plans	91	331	—	—	422
Compensation expense for equity awards	—	1,876	—	—	1,876
Repurchase of shares	(31)	(2,422)	—	—	(2,453)
Cash dividends declared and paid	—	—	(6,297)	—	(6,297)
Cumulative effect of change in accounting standards	—	—	—	—	—
May 4, 2019	$17,019	$142,761	$338,875	$(5,483)	$493,172
Net earnings and other comprehensive income	—	—	29,836	(133)	29,703
Shares issued under equity plans	16	447	—	—	463
Compensation expense for equity awards	—	1,915	—	—	1,915
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(6,304)	—	(6,304)
Cumulative effect of change in accounting standards	—	—	—	—	—
August 3, 2019	$17,035	$145,123	$362,407	$(5,616)	$518,949

	First Half Fiscal 2018
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 3, 2018	$16,839	$136,664	$280,395	$(4,074)	$429,824
Net earnings and other comprehensive income	—	—	20,567	(581)	19,986
Shares issued under equity plans	128	236	—	—	364
Compensation expense for equity awards	—	1,718	—	—	1,718
Repurchase of shares	(30)	(2,321)	—	—	(2,351)
Cash dividends declared and paid	—	—	(5,759)	—	(5,759)
Cumulative effect of change in accounting standards	—	—	(117)	—	(117)
May 5, 2018	$16,937	$136,297	$295,086	$(4,655)	$443,665
Net earnings and other comprehensive income	—	—	27,184	(284)	26,900
Shares issued under equity plans	14	436	—	—	450
Compensation expense for equity awards	—	1,880	—	—	1,880
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(5,763)	—	(5,763)
Cumulative effect of change in accounting standards	—	—	—	—	—
August 4, 2018	$16,951	$138,613	$316,507	$(4,939)	$467,132

Substantially all amounts included in AOCI in our consolidated balance sheets, as well as any related changes, for each period presented, reflect the net foreign currency translation adjustment related to our Tommy Bahama investments and operations in Canada, Australia and Japan. No amounts were reclassified from AOCI to our consolidated statements of operations for any period presented.

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

The table below quantifies the amount of net sales by distribution channel (in thousands) for each period presented.

	Second Quarter		First Half
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Retail	$133,250	$134,581	$241,256	$242,316
E-commerce	70,437	63,363	118,426	107,885
Restaurant	20,531	21,467	44,132	46,760
Wholesale	77,273	82,402	179,199	176,778
Other	509	828	960	1,530
Net sales	$302,000	$302,641	$583,973	$575,269

Substantially all amounts recognized in receivables, net represent receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. We record these discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets. As of August 3, 2019, February 2, 2019 and August 4, 2018, reserve balances recorded as a reduction to receivables related to these items were $7 million, $7 million and $7 million, respectively.

In addition to trade and other receivables, income tax receivables of $1 million, $1 million and $6 million and tenant allowances due from landlord of $2 million, $0 million and $2 million are included in receivables, net in our consolidated balance sheet as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively. As of August 3, 2019, February 2, 2019 and August 4, 2018, prepaid expenses and other current assets included $2 million, $2 million and $2 million, respectively, representing the estimated value of inventory for wholesale and direct to consumer sales returns. We did not have any significant contract assets related to contracts with customers, other than receivables and the value of inventory associated with reserves for expected sales returns, as of August 3, 2019, February 2, 2019 and August 4, 2018.

An estimated sales return liability of $5 million, $3 million and $4 million for expected direct to consumer returns is classified in other accrued expenses and liabilities in our consolidated balance sheet as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in other accrued expenses and liabilities in our consolidated balance sheets and totaled $11 million, $12 million and $10 million as of August 3, 2019, February 2, 2019, and August 4, 2018, respectively.

5.    Leases: We enter into real estate lease agreements for retail, food and beverage, office and warehouse/distribution space, as well as leases for certain equipment. Our leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement at our discretion, among other terms and conditions. Our retail and restaurant leases typically provide for contingent rent based on sales if certain sales thresholds are achieved. Most of our leases provide for payments of real estate taxes, insurance and other operating expenses applicable to the property, and certain of our leases require payment of sales taxes on rental payments. Payments for real estate taxes, sales taxes, insurance and other operating expenses are not included in lease expense. Our lease agreements do not include any material residual value guarantees or material restrictive financial covenants.

Substantially all of our leases are classified as long-term operating leases, which have not historically been recognized as assets and liabilities in our consolidated balance sheets. When a non-cancelable long-term operating lease includes fixed escalation clauses or lease incentives for rent holidays, rent expense is generally recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space and assumes that any termination options included in the lease will not be exercised. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event have been recognized as the expense is incurred. The difference between the rents payable under the lease and the amount recognized on a straight-line basis has historically been recorded in other non-current liabilities in our consolidated balance sheets, with the exception of the amounts recognized in current lease liabilities. Also, any tenant improvement allowance amounts received from the landlord have historically been deferred as a liability in our consolidated balance sheets and then recognized in our consolidated statements of operations as a reduction to rent expense over the term of the lease agreement on a straight-line basis. Deferred rent in our consolidated balance sheets, including tenant improvement allowances and all amounts in non-current and current liabilities, as of February 2, 2019 was $61 million.

Pursuant to the revised lease accounting guidance adopted in Fiscal 2019, we determine if an arrangement is a lease at contract inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The significant judgments in calculating the present value of lease obligations include determining the lease term and lease payment amounts, which are dependent upon our assessment of the likelihood of exercising any renewal or termination options that are at our discretion, as well as the discount rate applied to the unpaid lease payments. Operating leases are included in operating lease assets, current operating lease liabilities and non-current operating lease liabilities in our consolidated balance sheet. The operating lease asset at commencement reflects the operating lease liability reduced for any lease incentives, including tenant improvement allowances. Lease expense for operating leases is recognized on a straight-line basis over the lease term, which is consistent with the previous guidance. Variable rental payments based on a percentage of retail sales over contractual levels and variable incremental rental payments adjusted periodically for inflation are both recognized as incurred.

We account for the underlying operating lease asset at the individual lease level. Typically, we do not include any renewal or termination options at our discretion in the underlying lease term as the probability of exercise is not reasonably certain. The revised lease guidance requires us to discount unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, our incremental borrowing rate. As our leases typically do not provide an implicit rate, we use an estimated incremental borrowing rate based on information available at commencement date, or as of February 3, 2019 for any leases in place at adoption of the revised guidance. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Finance leases are not material to our consolidated financial statements.

Substantially all lease expense is included in SG&A in our consolidated statements of operations. For the Second Quarter of Fiscal 2019, operating lease expense was $16 million and variable lease expense was $8 million, resulting in total lease expense of $24 million. For the First Half of Fiscal 2019, operating lease expense was $33 million and variable lease expense was $17 million, resulting in total lease expense of $49 million. As of August 3, 2019, the weighted-average remaining operating lease term was seven years and the weighted-average discount rate for operating leases was 5%. Cash paid for lease amounts included in the measurement of operating lease liabilities in the Second Quarter of Fiscal 2019 and the First Half of Fiscal 2019 was $17 million and $35 million, respectively.

As of August 3, 2019, the required lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2019	$34,369
2020	60,608
2021	63,487
2022	59,825
2023	56,639
2024	43,981
After 2024	86,588
Total lease payments	$405,497
Less: Difference between discounted and undiscounted lease payments	61,320
Present value of lease liabilities	$344,177

Disclosures related to periods prior to adoption of revised accounting guidance

Total rent expense in Fiscal 2018 was $96 million, which includes minimum rents, sales taxes, real estate taxes, insurance and other operating expenses and contingent rents incurred under all leases. Payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent percentage rent are included in rent expense, but are generally not included in the aggregate minimum rental commitments, as, in many cases, the amounts payable in future periods are not quantified in the lease agreement or may be dependent on future events. The total amount of such charges included in total rent expense above were $28 million in Fiscal 2018. As of February 2, 2019, the aggregate minimum base rental commitments for all non-cancelable operating leases with original terms in excess of one year were $68 million, $66 million, $62 million, $59 million, and $51 million for each of the next five years and $124 million thereafter.

6.    Debt: In July 2019, we amended our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”) by entering into the First Amendment to the Fourth Amended and Restated Credit Agreement to (1) extend the maturity of the facility to July 2024, and (2) modify certain provisions including a reduction of interest rates on certain borrowings and a reduction in unused line fees. We had no amounts outstanding as of August 3, 2019 under the U.S. Revolving Credit Agreement, compared to $25 million of borrowings outstanding as of August 4, 2018. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest, unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity, and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of August 3, 2019, $5 million of letters of credit were outstanding under our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as of August 3, 2019, we had $311 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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

To further strengthen each lifestyle brand’s connections with consumers, we directly communicate with consumers through digital and print media on a regular basis. We believe our ability to effectively communicate the images, lifestyle and products of our brands and create an emotional connection with consumers is critical to the success of our brands. Advertising for our brands often attempts to convey the lifestyle of the brand as well as a specific product.

We distribute our owned lifestyle branded products primarily through our direct to consumer channels, consisting of our Tommy Bahama and Lilly Pulitzer retail stores and our e-commerce sites for Tommy Bahama, Lilly Pulitzer and Southern Tide, and through our wholesale distribution channels. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. Our Tommy Bahama and Lilly Pulitzer full-price retail stores provide high visibility for our brands and products and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term growth for the brands. In Tommy Bahama, we also operate restaurants and Marlin Bars, generally adjacent to a Tommy Bahama full-price retail store location, which we believe further enhance the brand’s image with consumers. Our e-commerce websites provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of products.

The wholesale operations of our lifestyle brands complement our direct to consumer operations and provide access to a larger group of consumers. As we seek to maintain the integrity of our lifestyle brands by limiting promotional activity in our full-price retail stores and e-commerce websites, we generally target wholesale customers that follow this same approach in their stores. Our wholesale customers for our Tommy Bahama, Lilly Pulitzer and Southern Tide brands generally include various specialty stores, Signature Stores for Lilly Pulitzer and Southern Tide, better department stores and multi-branded e-commerce retailers. Within our Lanier Apparel operating group, we sell tailored clothing and sportswear products under licensed, private label and owned brands. Lanier Apparel’s customers include department stores, discount and off-price retailers, warehouse clubs, national chains, specialty stores and multi-branded e-commerce retailers.

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

Due to the imposition by the United States of higher tariffs on apparel and related products manufactured in China, our net sales, cost of goods sold, operating income and net earnings are expected to be impacted in the second half of Fiscal 2019 as well as in Fiscal 2020, to the extent that we are unable to offset the additional costs by moving product sourcing from China, successfully negotiating price reductions from third party manufacturers or increasing sales prices on select products. During Fiscal 2018, approximately 54% of our apparel and related products were from producers located in China. During Fiscal 2019, we have made progress in shifting production from China, particularly for goods to be received late in the fiscal year, resulting in our expectation that the proportion of products sourced from China in Fiscal 2019 will be slightly lower than in Fiscal 2018. We anticipate more meaningful reductions in the proportion of our apparel and related products sourced from China in Fiscal 2020.

We believe the retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailing. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands and retailers. As a result, consumers have more information and greater control over information they receive as well as broader, faster and cheaper access to goods than ever before. This, along with the coming of age of the “millennial” generation, is revolutionizing the way that consumers shop for fashion and other goods, which continues to be evidenced by weakness and store closures for certain department stores and mall-based retailers, decreased consumer retail traffic, a more promotional retail environment, expansion of off-price and discount retailers, and a shift from bricks and mortar to internet purchasing. These changes may require that brands and retailers approach their operations, including marketing and advertising, very differently than historical practices and may result in increased operating costs to generate growth or even maintain their current sales levels.

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

Specifically, we believe our lifestyle brands have opportunities for long-term growth in our direct to consumer businesses. We anticipate increased sales in our e-commerce operations, which are expected to grow at a faster rate than comparable sales through our bricks and mortar store locations. We also believe growth can be achieved through prudent expansion of bricks and mortar full-price retail store and restaurant operations and modest comparable full-price retail store and restaurant sales increases. We expect there will continue to be desirable locations to add new retail stores to our portfolio, but at a measured and selective pace, and believe that an effective bricks and mortar retail strategy is an important component to the e-commerce operations for long-term success in today’s retail apparel environment.

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

We believe we must continue to invest in our lifestyle brands to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations, such as technology enhancements, e-commerce initiatives and retail store and restaurant build-out for new, relocated or remodeled locations, as well as distribution center and administrative office expansion initiatives. Additionally, we anticipate increased employment and other administrative function costs to support ongoing business operations and fuel future sales growth.

In the midst of the changes in our industry, an important initiative for us in recent years was to increase the profitability of the Tommy Bahama business. These initiatives generally focused on increasing gross margin and operating margin through efforts such as: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; taking a more conservative approach to retail store openings and lease renewals; and continuing our efforts to reduce Asia-Pacific operating losses. While we have made progress on these initiatives in recent years, we expect to make further progress on improving the profitability of the Tommy Bahama business in Fiscal 2019 and future years.

We continue to believe it is important to maintain a strong balance sheet and liquidity. We believe positive cash flow from operations, coupled with the strength of our balance sheet and liquidity, will provide us with sufficient resources to fund future investments in our owned lifestyle brands. While we believe we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, our strong cash flows from operations and ample borrowing capacity provide us the ability to continue to evaluate opportunities to add additional lifestyle brands to our portfolio in the future if we identify appropriate targets that meet our investment criteria. While we are actively exploring acquisition opportunities, investment opportunities for the types of large brands with the attributes that we desire are not always available at an acceptable price. Therefore, our interest in acquiring smaller brands and earlier stage companies has increased in recent years, particularly in businesses where we may have the opportunity to more fully integrate the brand into our existing infrastructure and shared services functions. Currently, the market for desirable lifestyle brands, both large and small, is very competitive and the expectations of sellers are high relative to the historical operating results and opportunities of the brand.

Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business are described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2018.

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Half of Fiscal 2019 compared to the First Half of Fiscal 2018

	First Half
	Fiscal 2019	Fiscal 2018
Net sales	$583,973	$575,269
Operating income	$70,001	$64,886
Net earnings	$51,493	$47,751
Net earnings per diluted share	$3.05	$2.84
Weighted average shares outstanding - diluted	16,878	16,804

The higher net earnings per diluted share in the First Half of Fiscal 2019 was primarily due to higher operating income in each operating group and lower interest expense. These items were partially offset by lower operating results in Corporate and Other and a higher effective tax rate.

COMPARABLE SALES

We often disclose comparable sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable sales include net sales from full-price retail stores and e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that the inclusion of both full-price retail stores and e-commerce sites in the comparable sales disclosures is a more meaningful way of reporting our comparable sales results, given similar inventory planning, allocation and return policies, as well as our cross-channel marketing and other initiatives for the direct to consumer channel. For our comparable sales disclosures, we exclude (1) outlet store sales, warehouse sales and e-commerce flash clearance sales, as those clearance sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occur at lower gross margins than our non-clearance direct to consumer sales, and (2) restaurant sales, as we do not currently believe that the inclusion of restaurant sales in our comparable sales disclosures is meaningful in assessing our consolidated results of operations. Comparable sales information reflects net sales, including shipping and handling revenues, if any, associated with product sales.

For purposes of our disclosures, comparable sales consists of sales through e-commerce sites and any physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel or other event which would result in a closure for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space or (3) a relocation to a new space that is significantly different from the prior retail space. For those stores which are excluded based on the preceding sentence, the stores continue to be excluded from comparable sales until the criteria for a new store is met subsequent to the remodel, relocation, or other event. A retail store that is remodeled will generally continue to be included in our comparable sales metrics as a store is not typically closed for longer than a two-week period during a remodel; however, a retail store that is relocated generally will not be included in our comparable sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year because the size or other characteristics of the store typically change significantly from the prior location. Any stores that were closed during the prior fiscal year or current fiscal year, or which we expect to close or vacate in the current fiscal year, are excluded from our comparable sales.

Definitions and calculations of comparable sales differ among retail companies, and therefore comparable sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

STORE COUNT

The table below provides store count information for Tommy Bahama and Lilly Pulitzer as of the dates specified.

	August 3,	February 2,	August 4,	February 3,
	2019	2019	2018	2018
Tommy Bahama retail stores	113	113	111	110
Tommy Bahama retail-restaurant locations	17	17	18	18
Tommy Bahama outlets	37	37	38	38
Total Tommy Bahama locations	167	167	167	166
Lilly Pulitzer retail stores	63	62	60	57
Total Oxford locations	230	229	227	223

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2019 COMPARED TO SECOND QUARTER OF FISCAL 2018

The discussion and tables below compare our statements of operations for the Second Quarter of Fiscal 2019 to the Second Quarter of Fiscal 2018. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year.

	Second Quarter
	Fiscal 2019		Fiscal 2018		$ Change	% Change

Net sales	$302,000	100.0%	$302,641	100.0%	$(641)	(0.2)%
Cost of goods sold	122,175	40.5%	123,344	40.8%	(1,169)	(0.9)%
Gross profit	$179,825	59.5%	$179,297	59.2%	$528	0.3%
SG&A	143,403	47.5%	146,340	48.4%	(2,937)	(2.0)%
Royalties and other operating income	3,837	1.3%	3,556	1.2%	281	7.9%
Operating income	$40,259	13.3%	$36,513	12.1%	$3,746	10.3%
Interest expense, net	419	0.1%	602	0.2%	(183)	(30.4)%
Earnings before income taxes	$39,840	13.2%	$35,911	11.9%	$3,929	10.9%
Income taxes	10,004	3.3%	8,727	2.9%	1,277	14.6
Net earnings	$29,836	9.9%	$27,184	9.0%	$2,652	9.8%

Net Sales

	Second Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$188,870	$192,728	$(3,858)	(2.0)%
Lilly Pulitzer	75,555	71,623	3,932	5.5%
Lanier Apparel	20,905	23,860	(2,955)	(12.4)%
Southern Tide	12,468	11,777	691	5.9%
Corporate and Other	4,202	2,653	1,549	58.4%
Total net sales	$302,000	$302,641	$(641)	(0.2)%

Consolidated net sales decreased $1 million in the Second Quarter of Fiscal 2019. The decrease in consolidated net sales was primarily driven by (1) a $5 million net decrease in wholesale sales, primarily driven by reductions in sales at Tommy Bahama and Lanier Apparel, (2) a $2 million decrease in Tommy Bahama outlet store sales, and (3) a $1 million decrease in restaurant sales in Tommy Bahama. These decreases were partially offset by (1) a $5 million, or 3%, comparable sales increase to $168 million in the Second Quarter of Fiscal 2019 from $163 million in the Second Quarter of Fiscal 2018 and (2) an incremental net sales increase of $2 million associated with non-comp retail store operations primarily resulting from an increase at Lilly Pulitzer. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Second Quarter
	Fiscal 2019	Fiscal 2018
Retail	44%	45%
E-commerce	23%	21%
Restaurant	7%	7%
Wholesale	26%	27%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales decreased $4 million, or 2%, in the Second Quarter of Fiscal 2019. The decrease in Tommy Bahama net sales was primarily driven by (1) a $3 million decrease in wholesale sales, reflecting decreases in both full-price and off-price wholesale sales, (2) a $2 million decrease in outlet store sales primarily due to lower sales in existing outlet stores and the net sales impact of fewer outlet store locations, (3) a $1 million decrease in restaurant sales primarily reflecting lower sales in existing restaurants and the Third Quarter of Fiscal 2018 closure of the Ginza, Japan restaurant and (4) a net sales decrease of $1 million associated with the operation of non-comp retail stores. These decreases were partially offset by a $3 million, or 3%, comparable sales increase to $111 million in the Second Quarter of Fiscal 2019 from $109 million in the Second Quarter of Fiscal 2018. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter
	Fiscal 2019	Fiscal 2018
Retail	50%	50%
E-commerce	23%	21%
Restaurant	11%	11%
Wholesale	16%	18%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $4 million, or 6%, in the Second Quarter of Fiscal 2019. The increase in Lilly Pulitzer net sales was primarily driven by (1) an incremental net sales increase of $3 million associated with non-comp retail store operations, including the operation of additional retail stores and increased gift card breakage income, (2) a $1 million increase in wholesale sales reflecting higher full-price wholesale sales partially offset by lower off-price wholesale sales and (3) a 1% comparable sales increase reflecting comparable sales of $51 million in both the Second

Quarter of Fiscal 2019 and the Second Quarter of Fiscal 2018. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter
	Fiscal 2019	Fiscal 2018
Retail	51%	52%
E-commerce	29%	27%
Wholesale	20%	21%
Total	100%	100%

Lanier Apparel:

The Lanier Apparel net sales decrease of $3 million, or 12%, in the Second Quarter of Fiscal 2019 was primarily due to decreased volume in various seasonal, in-stock and replenishment programs, including initial shipments for a warehouse club program in the Second Quarter of Fiscal 2018 that did not repeat in the Second Quarter of Fiscal 2019. These decreases were partially offset by increases in other programs.

Southern Tide:

The Southern Tide net sales increase of $1 million, or 6%, in the Second Quarter of Fiscal 2019 was due to increased sales in both the e-commerce and wholesale channels of distribution, with e-commerce growing at a faster pace than wholesale during the quarter. The increased wholesale sales reflect increased sales to department stores and Signature Stores, including those that opened in Fiscal 2018, partially offset by lower off-price wholesale sales. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	Second Quarter
	Fiscal 2019	Fiscal 2018
E-commerce	22%	20%
Wholesale	78%	80%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of TBBC and our Lyons, Georgia distribution center operations. The increase in net sales was primarily due to sales growth in TBBC.

Gross Profit

The tables below present gross profit by operating group and in total for the Second Quarter of Fiscal 2019 and the Second Quarter of Fiscal 2018, as well as the change between those two periods and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Second Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$114,526	$115,954	$(1,428)	(1.2)%
Lilly Pulitzer	51,817	49,082	2,735	5.6%
Lanier Apparel	6,025	6,345	(320)	(5.0)%
Southern Tide	6,141	6,095	46	0.8%
Corporate and Other	1,316	1,821	(505)	(27.7)%
Total gross profit	$179,825	$179,297	$528	0.3%
LIFO adjustments in Corporate and Other	$705	$(122)
Tommy Bahama Japan inventory markdown charges	$—	$461

	Second Quarter
	Fiscal 2019	Fiscal 2018
Tommy Bahama	60.6%	60.2%
Lilly Pulitzer	68.6%	68.5%
Lanier Apparel	28.8%	26.6%
Southern Tide	49.3%	51.8%
Corporate and Other	NM	NM
Consolidated gross margin	59.5%	59.2%

The increase in consolidated gross profit in the Second Quarter of Fiscal 2019 was primarily due to an improved gross margin, which offset the impact of lower net sales. The improved consolidated gross margin reflects increased gross margin in Tommy Bahama, Lilly Pulitzer and Lanier Apparel as well as a change in sales mix as wholesale sales, including Lanier Apparel sales which typically have lower gross margins, represented a lower proportion of our net sales. These favorable changes were partially offset by the net unfavorable impact in the Second Quarter of Fiscal 2019 of LIFO accounting and the Tommy Bahama Japan inventory markdown charges incurred in the Second Quarter of Fiscal 2018. Changes in gross margin by operating group are discussed below.

Tommy Bahama:

The increase in gross margin for Tommy Bahama was primarily driven by (1) a change in sales mix as retail store and e-commerce sales represented a greater proportion of net sales while wholesale and outlet store sales represented a lower proportion of net sales and (2) the Second Quarter of Fiscal 2018 including certain Tommy Bahama Japan inventory markdown charges with no such charges in the Second Quarter of Fiscal 2019.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily due to a change in sales mix as direct to consumer sales represented a larger proportion of net sales and the favorable impact of higher gift card breakage income. These favorable items were partially offset by higher costs associated with gift with purchase and other promotion events.

Lanier Apparel:

The increase in gross margin for Lanier Apparel was primarily due to a change in sales mix as a greater proportion of sales in the Second Quarter of Fiscal 2019 were related to higher gross margin programs, while the Second Quarter of Fiscal 2018 included more sales related to a warehouse club program.

Southern Tide:

The decrease in gross margin for Southern Tide was primarily due to the prior year including an insurance recovery on certain inventory partially offset by a change in sales mix as e-commerce and full-price wholesale sales represented a greater proportion of net sales and off-price sales represented a lower proportion of net sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects (1) the gross profit of TBBC, (2) the gross profit of our Lyons, Georgia distribution center and (3) the impact of LIFO accounting adjustments. The primary driver for the lower gross profit was the unfavorable impact of LIFO accounting in the Second Quarter of Fiscal 2019 compared to the Second Quarter of Fiscal 2018. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period is ultimately sold or (2) a credit in Corporate and Other when inventory has been marked down to the estimated net realizable value in an operating group in the current period, but the inventory has not been sold as of period end.

SG&A

	Second Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
SG&A	$143,403	$146,340	$(2,937)	(2.0)%
SG&A (as a % of net sales)	47.5%	48.4%
Amortization of Tommy Bahama Canada intangible assets	$—	$378
Amortization of Lilly Pulitzer Signature Store intangible assets	$80	$93
Amortization of Southern Tide intangible assets	$73	$72
Tommy Bahama Japan restructuring SG&A charges	$590	$3,206

The lower SG&A in the Second Quarter of Fiscal 2019 was primarily due to (1) a $3 million reduction in incentive compensation amounts, (2) a $3 million reduction in restructuring charges related to the Tommy Bahama Japan operations and (3) a $2 million reduction in advertising expense. These decreases were partially offset by (1) increases in SG&A to support the businesses, including increased salaries and wages, occupancy and other operating expenses in our ongoing direct to consumer and wholesale operations and (2) $1 million of incremental SG&A associated with the operation of additional direct to consumer locations.

Royalties and other operating income

	Second Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Royalties and other operating income	$3,837	$3,556	$281	7.9%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The increased royalties and other income in the Second Quarter of Fiscal 2019 reflects increased royalty income in both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	Second Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$23,218	$20,621	$2,597	12.6%
Lilly Pulitzer	20,449	18,421	2,028	11.0%
Lanier Apparel	253	825	(572)	(69.3)%
Southern Tide	1,834	1,420	414	29.2%
Corporate and Other	(5,495)	(4,774)	(721)	(15.1)%
Total Operating Income	$40,259	$36,513	$3,746	10.3%
LIFO adjustments in Corporate and Other	$705	$(122)
Tommy Bahama Japan inventory markdown charges	$—	$461
Amortization of Tommy Bahama Canada intangible assets	$—	$378
Amortization of Lilly Pulitzer Signature Store intangible assets	$80	$93
Amortization of Southern Tide intangible assets	$73	$72
Tommy Bahama Japan restructuring SG&A charges	$590	$3,206

The increase in operating income in the Second Quarter of Fiscal 2019 was primarily due to lower SG&A and an improved gross margin, each as discussed above. On an operating group basis, the increase in operating income reflects increased operating income in Tommy Bahama, Lilly Pulitzer and Southern Tide, partially offset by lower operating income in Lanier Apparel and a larger operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Second Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$188,870	$192,728	$(3,858)	(2.0)%
Gross profit	$114,526	$115,954	$(1,428)	(1.2)%
Gross margin	60.6%	60.2%
Operating income	$23,218	$20,621	$2,597	12.6%
Operating income as % of net sales	12.3%	10.7%
Tommy Bahama Japan inventory markdown charges	$—	$461
Amortization of Tommy Bahama Canada intangible assets	$—	$378
Tommy Bahama Japan restructuring SG&A charges	$590	$3,206

The increase in operating income for Tommy Bahama was primarily due to lower SG&A and improved gross margin, partially offset by lower net sales. The lower SG&A for the Second Quarter of Fiscal 2019 reflects (1) a $3 million reduction in restructuring charges related to the Tommy Bahama Japan operations, (2) a $2 million reduction in incentive compensation amounts, and (3) $2 million of lower advertising expense. These decreases were partially offset by increased salaries and wages, occupancy and other operating expenses in our ongoing operations.

Lilly Pulitzer:

	Second Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$75,555	$71,623	$3,932	5.5%
Gross profit	$51,817	$49,082	$2,735	5.6%
Gross margin	68.6%	68.5%
Operating income	$20,449	$18,421	$2,028	11.0%
Operating income as % of net sales	27.1%	25.7%
Amortization of Lilly Pulitzer Signature Store intangible assets	$80	$93

The increase in operating income in Lilly Pulitzer was primarily due to higher net sales partially offset by higher SG&A. The higher SG&A for the Second Quarter of Fiscal 2019 included (1) $1 million of incremental SG&A associated with the cost of operating additional retail stores, and (2) SG&A increases to support the planned growth of the business, including additional employment costs. These increases in SG&A were partially offset by a reduction in advertising expense.

Lanier Apparel:

	Second Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$20,905	$23,860	$(2,955)	(12.4)%
Gross profit	$6,025	$6,345	$(320)	(5.0)%
Gross margin	28.8%	26.6%
Operating income	$253	$825	$(572)	(69.3)%
Operating income as % of net sales	1.2%	3.5%

The decrease in operating income for Lanier Apparel was primarily due to lower net sales and higher SG&A, partially offset by the higher gross margin. The higher SG&A for the Second Quarter of Fiscal 2019 was primarily due to increased advertising and sales-related variable expenses.

Southern Tide:

	Second Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$12,468	$11,777	$691	5.9%
Gross profit	$6,141	$6,095	$46	0.8%
Gross margin	49.3%	51.8%
Operating income	$1,834	$1,420	$414	29.2%
Operating income as % of net sales	14.7%	12.1%
Amortization of Southern Tide intangible assets	$73	$72

The increase in operating income for Southern Tide was primarily due to higher sales and lower SG&A partially offset by lower gross margin. The lower SG&A in the Second Quarter of Fiscal 2019 was primarily due to decreased incentive compensation amounts and other expense reductions.

Corporate and Other:

	Second Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$4,202	$2,653	$1,549	58.4%
Gross profit	$1,316	$1,821	$(505)	(27.7)%
Operating loss	$(5,495)	$(4,774)	$(721)	(15.1)%
LIFO adjustments in Corporate and Other	$705	$(122)

The larger operating loss in Corporate and Other was primarily due to the unfavorable impact of LIFO accounting.

Interest expense, net

	Second Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Interest expense, net	$419	$602	$(183)	(30.4)%

Interest expense decreased in the Second Quarter of Fiscal 2019 primarily due to lower average debt outstanding during the Second Quarter of Fiscal 2019 partially offset by higher interest rates and higher unused line fees.

Income taxes

	Second Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Income taxes	$10,004	$8,727	$1,277	14.6%
Effective tax rate	25.1%	24.3%

The higher effective tax rate was primarily due to the Second Quarter of Fiscal 2018 including the impact of more significant favorable discrete items.

Net earnings

	Second Quarter
	Fiscal 2019	Fiscal 2018
Net sales	$302,000	$302,641
Operating income	$40,259	$36,513
Net earnings	$29,836	$27,184
Net earnings per diluted share	$1.76	$1.61
Weighted average shares outstanding - diluted	16,907	16,840

The higher net earnings per diluted share in the Second Quarter of Fiscal 2019 was primarily due to higher operating income in Tommy Bahama, Lilly Pulitzer and Southern Tide and lower interest expense. These improved operating results were partially offset by lower operating income in Lanier Apparel, a larger operating loss in Corporate and Other and the impact of a higher effective tax rate.

FIRST HALF OF FISCAL 2019 COMPARED TO FIRST HALF OF FISCAL 2018

The discussion and tables below compare our statements of operations for the First Half of Fiscal 2019 to the First Half of Fiscal 2018. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year.

	First Half
	Fiscal 2019		Fiscal 2018		$ Change	% Change
Net sales	$583,973	100.0%	$575,269	100.0%	$8,704	1.5%
Cost of goods sold	238,379	40.8%	231,826	40.3%	6,553	2.8%
Gross profit	$345,594	59.2%	$343,443	59.7%	$2,151	0.6%
SG&A	283,217	48.5%	286,060	49.7%	(2,843)	(1.0)%
Royalties and other operating income	7,624	1.3%	7,503	1.3%	121	1.6%
Operating income	$70,001	12.0%	$64,886	11.3%	$5,115	7.9%
Interest expense, net	1,090	0.2%	1,383	0.2%	(293)	(21.2)%
Earnings before income taxes	$68,911	11.8%	$63,503	11.0%	$5,408	8.5%
Income taxes	17,418	3.0%	15,752	2.7%	1,666	10.6%
Net earnings	$51,493	8.8%	$47,751	8.3%	$3,742	7.8%

Net Sales

	First Half
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$353,600	$359,860	$(6,260)	(1.7)%
Lilly Pulitzer	148,150	140,250	7,900	5.6%
Lanier Apparel	47,494	43,769	3,725	8.5%
Southern Tide	26,602	25,249	1,353	5.4%
Corporate and Other	8,127	6,141	1,986	32.3%
Total net sales	$583,973	$575,269	$8,704	1.5%

Consolidated net sales increased $9 million, or 2%, in the First Half of Fiscal 2019. The increase in consolidated net sales was primarily driven by (1) a $7 million, or 3%, comparable sales increase to $296 million in the First Half of Fiscal 2019 from $289 million in the First Half of Fiscal 2018, with comparable sales increases in both Tommy Bahama and Lilly Pulitzer, (2) an incremental net sales increase of $4 million associated with non-comp retail store operations, resulting from an increase at Lilly Pulitzer, and (3) a $2 million increase in wholesale sales reflecting increases in Lilly Pulitzer, Lanier Apparel and Southern Tide. These increases in net sales were partially offset by (1) a $3 million decrease in restaurant sales in Tommy Bahama and (2) a $2 million decrease in outlet store sales in Tommy Bahama. The changes in net sales by operating group are discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Half
	Fiscal 2019	Fiscal 2018
Retail	41%	42%
E-commerce	20%	19%
Restaurant	8%	8%
Wholesale	31%	31%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales decrease of $6 million, or 2%, in the First Half of Fiscal 2019 reflects (1) a $5 million decrease in wholesale sales reflecting decreases in both full-price and off-price wholesale sales, (2) a $3 million decrease in restaurant sales primarily due to the net impact of certain restaurant closures, remodels and openings since the beginning of Fiscal 2018 as well as lower sales at existing restaurant locations and (3) a $2 million decrease in outlet store sales due to lower sales at existing outlet stores and the net sales impact of outlet store closures. These decreases were partially offset by a $4 million, or 2%, increase in comparable sales to $193 million in the First Half of Fiscal 2019 from $189 million in the First Half of Fiscal 2018. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half
	Fiscal 2019	Fiscal 2018
Retail	49%	49%
E-commerce	19%	18%
Restaurant	13%	13%
Wholesale	19%	20%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $8 million, or 6%, in the First Half of Fiscal 2019 was primarily the result of (1) an incremental net sales increase of $5 million associated with non-comp retail store operations including the operation of additional retail stores and increased gift card breakage income, (2) a $3 million increase in wholesale sales reflecting increases in both full-price and off-price wholesale sales and (3) a $1 million, or 1%, increase in comparable sales to $93 million in the First Half of Fiscal 2019 from $92 million the First Half of Fiscal 2018. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half
	Fiscal 2019	Fiscal 2018
Retail	46%	48%
E-commerce	27%	26%
Wholesale	27%	26%
Total	100%	100%

Lanier Apparel:

The Lanier Apparel net sales increase of $4 million, or 9%, in the First Half of Fiscal 2019 was primarily due to increased volume in various seasonal, in-stock and replenishment programs, including initial shipments for certain programs in the First Half of Fiscal 2019. These increases were partially offset by decreased sales in other programs, including lower volume for programs resulting from the exit of certain programs and customers, including programs with customers who filed for bankruptcy in Fiscal 2018 and certain programs that had initial shipments in the First Half of Fiscal 2018. While the Cole Haan and Duck Head businesses both had significant sales growth rates in the First Half of Fiscal 2019, those business still represent a small proportion of Lanier Apparel’s net sales. We expect the net sales at Lanier Apparel for the remainder of Fiscal 2019 to grow at a more modest rate than the sales growth rate achieved for the First Half of Fiscal 2019.

Southern Tide:

The Southern Tide net sales increase of $1 million, or 5%, in the First Half of Fiscal 2019 was due to increased sales in both the wholesale and e-commerce channels of distribution, with e-commerce growing at a faster pace than wholesale sales. The increased wholesale sales reflect increased sales to department stores and Signature Stores, including those that opened in Fiscal 2018. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Half
	Fiscal 2019	Fiscal 2018
E-commerce	17%	16%
Wholesale	83%	84%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of TBBC and our Lyons, Georgia distribution center operations. The increase in net sales was primarily due to sales growth in TBBC.

Gross Profit

The tables below present gross profit by operating group and in total for the First Half of Fiscal 2019 and the First Half of Fiscal 2018, as well as the change between those two periods and gross margin by operating group and in total for those periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Half
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$218,033	$220,244	$(2,211)	(1.0)%
Lilly Pulitzer	97,298	94,587	2,711	2.9%
Lanier Apparel	13,427	12,313	1,114	9.0%
Southern Tide	13,293	12,832	461	3.6%
Corporate and Other	3,543	3,467	76	2.2%
Total gross profit	$345,594	$343,443	$2,151	0.6%
LIFO adjustments in Corporate and Other	$845	$166
Tommy Bahama Japan inventory markdown charges	$—	$461
Inventory step-up charges in Corporate and Other	$—	$157

	First Half
	Fiscal 2019	Fiscal 2018
Tommy Bahama	61.7%	61.2%
Lilly Pulitzer	65.7%	67.4%
Lanier Apparel	28.3%	28.1%
Southern Tide	50.0%	50.8%
Corporate and Other	NM	NM
Consolidated gross margin	59.2%	59.7%

The increase in consolidated gross profit in the First Half of Fiscal 2019 was primarily due to increased sales partially offset by lower gross margin. The lower consolidated gross margin was primarily due to lower gross margins in Lilly Pulitzer and a change in sales mix as Lanier Apparel sales, which typically have lower gross margins than our other businesses, represented a higher proportion of our net sales.

Tommy Bahama:

The increase in gross margin for Tommy Bahama was primarily due to (1) a change in sales mix with retail store and e-commerce sales representing a greater proportion of net sales and wholesale and outlet store sales representing a lower proportion of net sales and (2) the First Half of Fiscal 2018 including certain Tommy Bahama Japan inventory markdown charges with no such charges in the First Half of Fiscal 2019.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer reflects (1) a greater proportion of wholesale sales, including increased off-price sales, which had lower gross margins in the First Half of Fiscal 2019, and (2) higher costs associated with gift with purchase and other promotion events. These unfavorable items were partially offset by the impact of higher gift card breakage income.

Lanier Apparel:

The increase in gross margin for Lanier Apparel was primarily due to a change in sales mix as a greater proportion of sales in the First Half of Fiscal 2019 were related to higher gross margin programs, due in part to the First Half of Fiscal 2018 including more sales related to a warehouse club program.

Southern Tide:

The decrease in gross margin for Southern Tide was primarily due to the prior year including an insurance recovery on certain inventory partially offset by a change in sales mix as e-commerce sales represented a greater proportion of net sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects (1) the gross profit of TBBC, (2) the gross profit of our Lyons, Georgia distribution center and (3) the impact of LIFO accounting adjustments. The increased gross profit primarily reflects the impact of higher sales in TBBC partially offset by the unfavorable impact of LIFO accounting in the First Half of Fiscal 2019 compared to the First Half of Fiscal 2018. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period is ultimately sold or (2) a credit in Corporate and Other when inventory has been marked down to the estimated net realizable value in an operating group in the current period, but the inventory has not been sold as of period end.

SG&A

	First Half
	Fiscal 2019	Fiscal 2018	$ Change	% Change
SG&A	$283,217	$286,060	$(2,843)	(1.0)%
SG&A (as a % of net sales)	48.5%	49.7%
Amortization of Tommy Bahama Canada intangible assets	$—	$763
Amortization of Lilly Pulitzer Signature Store intangible assets	$160	$188
Amortization of Southern Tide intangible assets	$145	$144
Tommy Bahama Japan restructuring SG&A charges	$590	$3,206

The decrease in SG&A in the First Half of Fiscal 2019 was primarily due to (1) a $5 million decrease in advertising expense, (2) a $3 million reduction in restructuring charges related to the Tommy Bahama Japan operations and (3) a $3 million reduction in incentive compensation expense. These decreases were partially offset by (1) increases in SG&A to support the businesses, including increased salaries and wages, occupancy and other operating expenses in our ongoing direct to consumer and wholesale operations and (2) $1 million of incremental SG&A associated with the cost of operating additional retail stores and restaurants.

Royalties and other operating income

	First Half
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Royalties and other operating income	$7,624	$7,503	$121	1.6%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The increase in royalties and other income in the First Half of Fiscal 2019 reflects increased royalty income in both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	First Half
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$38,410	$34,924	$3,486	10.0%
Lilly Pulitzer	35,701	34,247	1,454	4.2%
Lanier Apparel	1,435	1,187	248	20.9%
Southern Tide	4,351	3,907	444	11.4%
Corporate and Other	(9,896)	(9,379)	(517)	(5.5)%
Total Operating Income	$70,001	$64,886	$5,115	7.9%
LIFO adjustments in Corporate and Other	$845	$166
Tommy Bahama Japan inventory markdown charges	$—	$461
Inventory step-up charges in Corporate and Other	$—	$157
Amortization of Tommy Bahama Canada intangible assets	$—	$763
Amortization of Lilly Pulitzer Signature Store intangible assets	$160	$188
Amortization of Southern Tide intangible assets	$145	$144
Tommy Bahama Japan restructuring SG&A charges	$590	$3,206

The increase in operating income in the First Half of Fiscal 2019 was primarily due to higher sales and lower SG&A partially offset by lower gross margin. On an operating group basis, the increase in operating income reflects increased operating income in each operating group and a larger operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Half
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$353,600	$359,860	$(6,260)	(1.7)%
Gross profit	$218,033	$220,244	$(2,211)	(1.0)%
Gross margin	61.7%	61.2%
Operating income	$38,410	$34,924	$3,486	10.0%
Operating income as % of net sales	10.9%	9.7%
Tommy Bahama Japan inventory markdown charges	$—	$461
Amortization of Tommy Bahama Canada intangible assets	$—	$763
Tommy Bahama Japan restructuring SG&A charges	$590	$3,206

The increase in operating income in Tommy Bahama was primarily due to lower SG&A and higher gross margin, partially offset by lower net sales. The lower SG&A for the First Half of Fiscal 2019 reflects (1) a $4 million decrease in advertising expense, (2) a $3 million reduction in restructuring charges related to the Tommy Bahama Japan operations, and (3) a $2 million reduction in incentive compensation. These decreases were partially offset by increased salaries and wages, occupancy and other operating expenses in our ongoing operations.

Lilly Pulitzer:

	First Half
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$148,150	$140,250	$7,900	5.6%
Gross profit	$97,298	$94,587	$2,711	2.9%
Gross margin	65.7%	67.4%
Operating income	$35,701	$34,247	$1,454	4.2%
Operating income as % of net sales	24.1%	24.4%
Amortization of Lilly Pulitzer Signature Store intangible assets	$160	$188

The increase in operating income in Lilly Pulitzer was primarily due to increased sales partially offset by lower gross margin and higher SG&A. The higher SG&A in the First Half of Fiscal 2019 included (1) $2 million of incremental SG&A associated with the cost of operating additional retail stores and (2) SG&A increases to support the planned growth of the business, including additional employment costs. These increases in SG&A were partially offset by a $1 million reduction in advertising expense.

Lanier Apparel:

	First Half
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$47,494	$43,769	$3,725	8.5%
Gross profit	$13,427	$12,313	$1,114	9.0%
Gross margin	28.3%	28.1%
Operating income	$1,435	$1,187	$248	20.9%
Operating income as % of net sales	3.0%	2.7%

The increase in operating income in Lanier Apparel was primarily due to higher sales partially offset by higher SG&A. The SG&A increase in the First Half of Fiscal 2019 was primarily due to higher sales-related variable expenses as well as increased advertising expense.

Southern Tide:

	First Half
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$26,602	$25,249	$1,353	5.4%
Gross profit	$13,293	$12,832	$461	3.6%
Gross margin	50.0%	50.8%
Operating income	$4,351	$3,907	$444	11.4%
Operating income as % of net sales	16.4%	15.5%
Amortization of Southern Tide intangible assets	$145	$144

The increase in operating income in Southern Tide was primarily due to higher sales partially offset by lower gross margin. SG&A was comparable between periods as increased advertising expense, variable expenses associated with the higher sales and other costs to support future growth of the business were offset by lower incentive compensation amounts.

Corporate and Other:

	First Half
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$8,127	$6,141	$1,986	32.3%
Gross profit	$3,543	$3,467	$76	2.2%
Operating loss	$(9,896)	$(9,379)	$(517)	(5.5)%
LIFO adjustments in Corporate and Other	$845	$166
Inventory step-up charges in Corporate and Other	$—	$157

The larger operating loss in Corporate and Other was primarily due to the unfavorable impact of LIFO accounting partially offset by higher operating income of TBBC.

Interest expense, net

	First Half
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Interest expense, net	$1,090	$1,383	$(293)	(21.2)%

Interest expense decreased in the First Half of Fiscal 2019 primarily due to lower average debt outstanding during the First Half of Fiscal 2019 partially offset by higher interest rates and higher unused line fees.

Income taxes

	First Half
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Income taxes	$17,418	$15,752	$1,666	10.6%
Effective tax rate	25.3%	24.8%

Both periods include the favorable benefit of certain stock awards that vested during the period and the First Half of Fiscal 2018 also includes certain other favorable discrete items. Our effective tax rate for Fiscal 2019 is expected to be approximately 26%.

Net earnings

	First Half
	Fiscal 2019	Fiscal 2018
Net sales	$583,973	$575,269
Operating income	$70,001	$64,886
Net earnings	$51,493	$47,751
Net earnings per diluted share	$3.05	$2.84
Weighted average shares outstanding - diluted	16,878	16,804

The higher net earnings per diluted share in the First Half of Fiscal 2019 was primarily due to higher operating income in each operating group and lower interest expense. These items were partially offset by a larger operating loss in Corporate and Other and a higher effective tax rate.

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

As of August 3, 2019, we had $31 million of cash and cash equivalents on hand, no borrowings outstanding and $311 million of availability under our U.S. Revolving Credit Agreement. Generally, we anticipate that excess cash, if any, will be used to repay any debt outstanding on our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives.

Key Liquidity Measures

	August 3,	February 2,	August 4,	February 3,
($ in thousands)	2019	2019	2018	2018
Total current assets	$265,044	$269,788	$230,095	$236,118
Total current liabilities	$164,119	$142,209	$110,921	$135,010
Working capital	$100,925	$127,579	$119,174	$101,108
Working capital ratio	1.61	1.90	2.07	1.75
Debt to total capital ratio	—%	3%	5%	10%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from August 4, 2018 to August 3, 2019 due to increased inventories and increased cash partially offset by lower receivables and lower prepaid expenses. Current liabilities increased primarily due to the impact of the revised lease accounting guidance which required the recognition of $54 million of current operating lease liabilities at August 3, 2019, as discussed in Note 5 to the unaudited condensed consolidated financial statements included in this report. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $0 million at August 3, 2019 and $25 million at August 4, 2018, while shareholders’ equity was $519 million at August 3, 2019 and $467 million at August 4, 2018. The decrease in debt since August 4, 2018 was primarily due to $106 million of cash flow from operations which was partially offset by cash payments of $31 million for capital expenditures and $24 million for dividends, resulting in $31 million of cash and cash equivalents on hand as of August 3, 2019. Shareholders’ equity increased from August 4, 2018, primarily as a result of net earnings less dividends paid. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from August 4, 2018 to August 3, 2019.

Current Assets:

	August 3,	February 2,	August 4,	February 3,
	2019	2019	2018	2018
Cash and cash equivalents	$30,756	$8,327	$7,054	$6,343
Receivables, net	59,176	69,037	69,724	67,542
Inventories, net	152,672	160,656	123,924	126,812
Prepaid expenses and other current assets	22,440	31,768	29,393	35,421
Total current assets	$265,044	$269,788	$230,095	$236,118

Cash and cash equivalents were $31 million as of August 3, 2019 compared to $7 million as of August 4, 2018. Typical cash amounts maintained on an ongoing basis in our operations generally range from $5 million to $10 million at any given time if we have debt outstanding. Any excess cash is generally used to repay any amounts outstanding under our U.S. Revolving Credit Agreement, and if cash flow from operations exceeds amounts required to pay any outstanding debt amounts, capital expenditures and dividends, cash outstanding may exceed the typical cash amounts.

The decrease in receivables, net as of August 3, 2019 was primarily due to lower wholesale sales in the Second Quarter of Fiscal 2019 resulting in lower trade accounts receivables and a $5 million reduction in income tax receivables reflecting the collection of certain income tax receivable amounts.

Inventories, net, which is net of a $62 million LIFO reserve in both periods, increased as of August 3, 2019 due to increases in inventories in each operating group to support planned sales growth and to increase base inventory levels in certain programs and product categories. The higher inventory levels reflect (1) increased inventory levels in Tommy Bahama, including increases in certain core product categories in the direct to consumer operations, and (2) increased inventory in Lanier Apparel due to less inventory than optimal in the prior year for certain replenishment and other programs. We believe that inventory levels in each operating group are appropriate to support anticipated sales.

Prepaid expenses and other current assets decreased as of August 3, 2019 primarily as a result of lower prepaid rent expense due to the adoption of the revised lease accounting guidance, which resulted in the classification of prepaid rent in operating lease assets in our consolidated balance sheet, as well as lower prepaid advertising and other prepaid amounts.

Non-current Assets:

	August 3,	February 2,	August 4,	February 3,
	2019	2019	2018	2018
Property and equipment, net	$189,410	$192,576	$195,378	$193,533
Intangible assets, net	175,591	176,176	177,418	178,858
Goodwill	66,585	66,621	66,581	66,703
Operating lease assets	288,928	—	—	—
Other non-current assets, net	24,636	22,093	23,918	24,729
Total non-current assets	$745,150	$457,466	$463,295	$463,823

Property and equipment, net as of August 3, 2019 decreased primarily as a result of depreciation expense during the twelve months ended August 3, 2019, partially offset by capital expenditures during the same period. The decrease in intangible assets, net as of August 3, 2019 was primarily due to amortization of intangible assets in the 12 months ended August 3, 2019. The operating lease assets amount as of August 3, 2019 is a result of the adoption of the revised lease accounting guidance during Fiscal 2019.

Liabilities:

	August 3,	February 2,	August 4,	February 3,
	2019	2019	2018	2018
Total current liabilities	$164,119	$142,209	$110,921	$135,010
Long-term debt	—	12,993	24,936	45,809
Non-current operating lease liabilities	290,133	—	—	—
Other non-current liabilities	17,077	75,286	74,649	74,029
Deferred taxes	19,916	18,411	15,752	15,269
Total liabilities	$491,245	$248,899	$226,258	$270,117

Current liabilities increased as of August 3, 2019 primarily due to the $54 million of current lease liabilities recognized as of August 3, 2019, as a result of the adoption of the revised lease accounting guidance during Fiscal 2019. The decrease in long-term debt since August 4, 2018 was due to $106 million of cash flow from operations which was partially offset by cash payments of $31 million for capital expenditures and $24 million for dividends.

The non-current operating lease liabilities amount as of August 3, 2019 is a result of the adoption of the revised lease accounting guidance during Fiscal 2019. Other non-current liabilities decreased as of August 3, 2019 primarily due to the amount as of August 4, 2018 including $61 million of deferred rent and deferred rent tenant improvement allowance liabilities which were classified as operating lease assets as of August 3, 2019, as a result of the adoption of the revised lease accounting guidance during Fiscal 2019. This reduction was partially offset by increases in amounts for deferred compensation liabilities and fair value of contingent consideration.

Deferred taxes increased as of August 3, 2019 primarily due to timing differences associated with depreciation, amortization and prepaid expenses partially offset by timing differences associated with inventories.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Half of Fiscal 2019 and the First Half of Fiscal 2018 (in thousands):

	First Half
	Fiscal 2019	Fiscal 2018
Cash provided by operating activities	$67,267	$57,532
Cash used in investing activities	(15,976)	(22,651)
Cash used in financing activities	(29,089)	(33,932)
Net change in cash and cash equivalents	$22,202	$949

Cash and cash equivalents on hand were $31 million and $7 million at August 3, 2019 and August 4, 2018, respectively. Changes in cash flows in the First Half of Fiscal 2019 and the First Half of Fiscal 2018 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Half of Fiscal 2019 and the First Half of Fiscal 2018, operating activities provided $67 million and $58 million, respectively, of cash. The cash flow from operating activities for each period was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization and equity-based compensation, as well as the net impact of changes in deferred taxes and our working capital accounts. In both the First Half of Fiscal 2019 and the First Half of Fiscal 2018, working capital account changes had an unfavorable impact on cash flow from operations. In the First Half of Fiscal 2019, the more significant changes in working capital, after considering the non-cash impact of certain reclassifications that resulted from the adoption of the revised lease accounting guidance, were a decrease in current liabilities, which reduced cash flow from operations, partially offset by decreases in inventories, receivables and prepaid expenses, which increased cash flow from operations. In the First Half of Fiscal 2018, the more significant changes in working capital were a decrease in current liabilities, which reduced cash flow from operations, partially offset by a reduction in prepaid expenses, which increased cash flow from operations.

Investing Activities:

In the First Half of Fiscal 2019 and the First Half of Fiscal 2018, investing activities used $16 million and $22 million, respectively, of cash. Our cash flow used in investing activities on an ongoing basis primarily consists of our capital expenditure investments in our existing brands and acquisitions of new businesses. Our capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling retail stores and restaurants; and facilities enhancements for distribution centers and offices.

Financing Activities:

In the First Half of Fiscal 2019 and the First Half of Fiscal 2018, financing activities used $29 million and $34 million, respectively, of cash. During the First Half of Fiscal 2019 and the First Half of Fiscal 2018, we decreased debt and increased cash as our cash flow from operations was greater than our capital expenditures and payment of dividends. During the First Half of Fiscal 2019 and the First Half of Fiscal 2018 we paid $13 million and $12 million of dividends, respectively. Also, during the First Half of Fiscal 2019 we paid $1 million for the payment of certain amounts related to previous acquisitions including the payment of certain holdback and contingent consideration amounts.

If we are in a debt position, we may borrow or pay down debt depending on whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay any debt on our U.S. Revolving Credit Agreement.

Liquidity and Capital Resources

In July 2019, we amended the U.S. Revolving Credit Agreement by entering into the First Amendment to the Fourth Amended and Restated Credit Agreement to (1) extend the maturity of the facility to July 2024, and (2) modify certain provisions including a reduction of interest rates on certain borrowings and a reduction in unused line fees. We had no amounts outstanding as of August 3, 2019 under our U.S. Revolving Credit Agreement compared to $25 million of borrowings outstanding as of August 4, 2018. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest, unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (July 2024) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of August 3, 2019, $5 million of letters of credit were outstanding under our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as of August 3, 2019, we had $311 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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

Additionally, the U.S. Revolving Credit Agreement contains a financial covenant that applies if excess availability under the agreement for three consecutive business days is less than the greater of (i) $23.5 million or (ii) 10% of availability. In such case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained excess availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $23.5 million or (ii) 10% of availability for 30 consecutive days.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into the U.S. Revolving Credit Agreement. During the Second Quarter of Fiscal 2019 and as of August 3, 2019, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of August 3, 2019, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.

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

Our contractual obligations as of August 3, 2019 have not changed materially from the contractual obligations outstanding at February 2, 2019, as disclosed in our Annual Report on Form 10-K for Fiscal 2018 filed with the SEC, other than changes in amounts outstanding under our U.S. Revolving Credit Agreement, as discussed above.

Our anticipated capital expenditures for Fiscal 2019, including the $16 million incurred in the First Half of Fiscal 2019, are expected to be in a range of $45 million to $50 million. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities; new retail stores and Marlin Bars; and investments to remodel existing retail stores and restaurants. Our capital expenditure amounts in future years may increase or decrease from the amounts incurred in prior years depending on the information technology initiatives, direct to consumer location openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2018. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Half of Fiscal 2019. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2018.

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

As the timing of certain unusual or non-recurring items, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2018 are necessarily indicative of anticipated results for Fiscal 2019 or expected distribution in future years. Our third quarter has historically been our smallest net sales and operating income quarter and that result is expected to continue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2018. There have not been any significant changes in our exposure to these risks during the First Half of Fiscal 2019.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the Second Quarter of Fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2018, which could materially affect our business, financial condition or operating results. We operate in a competitive and rapidly changing business environment, and additional risks and uncertainties that we currently consider immaterial or are not presently known to us may also adversely affect our business. The risks described in our Annual Report on Form 10-K for 2018 are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the Second Quarter of Fiscal 2019, we did not sell any unregistered equity securities.
(b)	We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2018, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Second Quarter of Fiscal 2019, no shares were repurchased pursuant to these plans.

In March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended (filed as Exhibit 3.2 to the Company’s Form 10K for Fiscal 2017)
10.1

First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 31, 2019, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., the Persons party thereto from time to time as guarantors, the financial institutions party thereto from time to time as lenders, and SunTrust Bank, as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2019)

31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*
101.INS	XRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 12, 2019	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)