Form 10-Q
period 2019-11-02
OXFORD INDUSTRIES INC
filed 2019-12-12
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

or

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

As of November 30, 2019, there were 17,040,004 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the Third Quarter of Fiscal 2019

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer spending for apparel and related products; costs of products as well as the raw materials used in those products; expected pricing levels; costs of labor; the timing of shipments requested by our wholesale customers; changes, and the impact on our business operations of such changes, in international, federal or state tax, trade and other laws and regulations, including the imposition of additional duties, tariffs, taxes or other charges or barriers to trade resulting from ongoing trade developments with China and our ability to implement mitigating sourcing strategies; weather; retention of and disciplined execution by key management; the timing and cost of store and restaurant openings and remodels as well as other capital expenditures; acquisition and disposition activities, including our ability to timely recognize expected synergies from acquisitions; expected outcomes of pending or potential litigation and regulatory actions; the impact of any restructuring initiatives we may undertake in one or more of our business lines; access to capital and/or credit markets; changes in accounting standards and related guidance; and factors that could affect our consolidated effective tax rate. Forward-looking statements reflect our expectations at the time such forward looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2018, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Fiscal 2020	52 weeks ending January 30, 2021
Fiscal 2019	52 weeks ending February 1, 2020
Fiscal 2018	52 weeks ended February 2, 2019
Fiscal 2017	53 weeks ended February 3, 2018
Fourth Quarter Fiscal 2019	13 weeks ending February 1, 2020
Third Quarter Fiscal 2019	13 weeks ended November 2, 2019
Second Quarter Fiscal 2019	13 weeks ended August 3, 2019
First Quarter Fiscal 2019	13 weeks ended May 4, 2019
Fourth Quarter Fiscal 2018	13 weeks ended February 2, 2019
Third Quarter Fiscal 2018	13 weeks ended November 3, 2018
Second Quarter Fiscal 2018	13 weeks ended August 4, 2018
First Quarter Fiscal 2018	13 weeks ended May 5, 2018
First Nine Months Fiscal 2019	39 weeks ended November 2, 2019
First Nine Months Fiscal 2018	39 weeks ended November 3, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	November 2,	February 2,	November 3,
	2019	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$21,568	$8,327	$7,413
Receivables, net	64,593	69,037	69,400
Inventories, net	154,229	160,656	138,150
Prepaid expenses and other current assets	28,438	31,768	36,937
Total Current Assets	$268,828	$269,788	$251,900
Property and equipment, net	190,537	192,576	194,228
Intangible assets, net	175,298	176,176	176,735
Goodwill	66,594	66,621	66,618
Operating lease assets	287,977	—	—
Other non-current assets, net	23,850	22,093	23,272
Total Assets	$1,013,084	$727,254	$712,753
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$60,708	$81,612	$64,429
Accrued compensation	21,560	24,226	25,426
Current operating lease liabilities	49,901	—	—
Other accrued expenses and liabilities	31,949	36,371	34,984
Total Current Liabilities	$164,118	$142,209	$124,839
Long-term debt	—	12,993	32,211
Non-current operating lease liabilities	293,775	—	—
Other non-current liabilities	17,365	75,286	73,434
Deferred taxes	21,010	18,411	16,922
Commitments and contingencies	—	—	—
Shareholders’ Equity
Common stock, $1.00 par value per share	17,040	16,959	16,956
Additional paid-in capital	147,448	142,976	140,876
Retained earnings	357,768	323,515	312,604
Accumulated other comprehensive loss	(5,440)	(5,095)	(5,089)
Total Shareholders’ Equity	$516,816	$478,355	$465,347
Total Liabilities and Shareholders’ Equity	$1,013,084	$727,254	$712,753

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Net sales	$241,221	$233,662	$825,194	$808,931
Cost of goods sold	108,241	104,383	346,620	336,209
Gross profit	$132,980	$129,279	$478,574	$472,722
SG&A	134,231	128,687	417,448	414,747
Royalties and other operating income	3,845	3,113	11,469	10,616
Operating income	$2,594	$3,705	$72,595	$68,591
Interest expense, net	81	489	1,171	1,872
Earnings before income taxes	$2,513	$3,216	$71,424	$66,719
Income taxes	845	1,355	18,263	17,107
Net earnings	$1,668	$1,861	$53,161	$49,612

Net earnings per share:
Basic	$0.10	$0.11	$3.17	$2.98
Diluted	$0.10	$0.11	$3.15	$2.95
Weighted average shares outstanding:
Basic	16,773	16,694	16,748	16,672
Diluted	16,934	16,870	16,896	16,826
Dividends declared per share	$0.37	$0.34	$1.11	$1.02

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Net earnings	$1,668	$1,861	$53,161	$49,612
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	176	(150)	(345)	(1,015)
Comprehensive income	$1,844	$1,711	$52,816	$48,597

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Nine Months
	Fiscal 2019	Fiscal 2018
Cash Flows From Operating Activities:
Net earnings	$53,161	$49,612
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,301	29,878
Amortization of intangible assets	878	2,055
Equity compensation expense	5,698	5,510
Amortization of deferred financing costs	298	318
Deferred income taxes	2,370	1,501
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	4,559	(2,286)
Inventories, net	6,203	(14,346)
Prepaid expenses and other current assets	(2,348)	943
Current liabilities	(27,479)	(9,244)
Other balance sheet changes	2,565	677
Cash provided by operating activities	$75,206	$64,618
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(354)
Purchases of property and equipment	(26,877)	(30,914)
Cash used in investing activities	$(26,877)	$(31,268)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(122,241)	(221,750)
Proceeds from revolving credit arrangements	109,248	208,152
Deferred financing costs paid	(952)	—
Proceeds from issuance of common stock	1,307	1,170
Repurchase of equity awards for employee tax withholding liabilities	(2,453)	(2,351)
Cash dividends declared and paid	(18,908)	(17,286)
Other financing activities	(1,033)	—
Cash used in financing activities	$(35,032)	$(32,065)
Net change in cash and cash equivalents	$13,297	$1,285
Effect of foreign currency translation on cash and cash equivalents	(56)	(215)
Cash and cash equivalents at the beginning of year	8,327	6,343
Cash and cash equivalents at the end of the period	$21,568	$7,413
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$1,162	$1,598
Cash paid for income taxes	$13,496	$16,133

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

THIRD QUARTER OF FISCAL 2019

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

Accounting Standards Adopted in Fiscal 2019

In February 2016, the FASB issued revised lease accounting guidance. The guidance requires companies to record substantially all leases, including operating leases, as assets and liabilities on the balance sheet. For these leases, we are required to recognize (1) an operating lease asset which will represent our right to use, or control the use of, a specified asset for a lease term and (2) a lease liability equal to our obligation to make lease payments arising from a lease, measured on a discounted basis. The guidance was adopted on the first day of the First Quarter of Fiscal 2019 using a modified retrospective approach. The modified retrospective approach allows us to apply the standard and related disclosures to the financial statements for the period of adoption and apply the previous guidance in the prior year comparative periods. The adoption of the new guidance had a material impact on our condensed consolidated balance sheet as a result of the non-cash recognition of operating lease assets and operating lease liabilities, but did not have a material impact on our consolidated statements of operations or cash flows. We elected the transition relief package practical expedients by applying previous accounting conclusions to all leases that existed prior to the adoption date. Therefore, we have not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases, or (3) the accounting for initial direct costs that were previously capitalized. We did not elect the practical expedient to use hindsight for leases existing at the adoption date. Refer to Note 5 for additional disclosures and information about accounting for leases.

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

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Third Quarter		First Nine Months
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Net sales
Tommy Bahama	$127,023	$123,130	$480,623	$482,990
Lilly Pulitzer	71,659	68,213	219,809	208,463
Lanier Apparel	29,377	29,037	76,871	72,806
Southern Tide	9,102	9,496	35,704	34,745
Corporate and Other	4,060	3,786	12,187	9,927
Total net sales	$241,221	$233,662	$825,194	$808,931

Depreciation and amortization
Tommy Bahama	$7,073	$7,131	$20,820	$22,457
Lilly Pulitzer	2,554	2,624	7,618	7,727
Lanier Apparel	146	144	427	424
Southern Tide	135	133	404	394
Corporate and Other	285	304	910	931
Total depreciation and amortization	$10,193	$10,336	$30,179	$31,933

Operating income (loss)
Tommy Bahama	$(7,739)	$(5,141)	$30,671	$29,783
Lilly Pulitzer	10,988	9,576	46,689	43,823
Lanier Apparel	1,952	2,261	3,387	3,448
Southern Tide	526	492	4,877	4,399
Corporate and Other	(3,133)	(3,483)	(13,029)	(12,862)
Total operating income	2,594	3,705	$72,595	$68,591
Interest expense, net	81	489	1,171	1,872
Earnings before income taxes	$2,513	$3,216	$71,424	$66,719

The tables below quantify, for each operating group and in total, the amount of net sales (in thousands) and net sales by distribution channel as a percentage of net sales for each period presented.

	Third Quarter Fiscal 2019
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$127,023	46%	14%	14%	26%	—%
Lilly Pulitzer	71,659	35%	55%	—%	10%	—%
Lanier Apparel	29,377	—%	1%	—%	99%	—%
Southern Tide	9,102	—%	19%	—%	81%	—%
Corporate and Other	4,060	—%	57%	—%	36%	7%
Total	$241,221	35%	26%	7%	32%	—%

	Third Quarter Fiscal 2018
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$123,130	46%	14%	13%	27%	—%
Lilly Pulitzer	68,213	35%	53%	—%	12%	—%
Lanier Apparel	29,037	—%	—%	—%	100%	—%
Southern Tide	9,496	—%	16%	—%	84%	—%
Corporate and Other	3,786	—%	50%	—%	34%	16%
Total	$233,662	35%	24%	7%	34%	—%

	First Nine Months Fiscal 2019
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$480,623	48%	18%	13%	21%	—%
Lilly Pulitzer	219,809	43%	36%	—%	21%	—%
Lanier Apparel	76,871	—%	1%	—%	99%	—%
Southern Tide	35,704	—%	18%	—%	82%	—%
Corporate and Other	12,187	—%	60%	—%	32%	8%
Total net sales	$825,194	39%	22%	8%	31%	—%

	First Nine Months Fiscal 2018
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$482,990	48%	17%	13%	22%	—%
Lilly Pulitzer	208,463	44%	35%	—%	21%	—%
Lanier Apparel	72,806	—%	—%	—%	100%	—%
Southern Tide	34,745	—%	16%	—%	84%	—%
Corporate and Other	9,927	—%	54%	—%	27%	19%
Total net sales	$808,931	40%	20%	8%	32%	—%

3.    Shareholders’ Equity: The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	First Nine Months Fiscal 2019
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 2, 2019	$16,959	$142,976	$323,515	$(5,095)	$478,355
Net earnings and other comprehensive income	—	—	21,657	(388)	21,269
Shares issued under equity plans	91	331	—	—	422
Compensation expense for equity awards	—	1,876	—	—	1,876
Repurchase of shares	(31)	(2,422)	—	—	(2,453)
Cash dividends declared and paid	—	—	(6,297)	—	(6,297)
Cumulative effect of change in accounting standards	—	—	—	—	—
May 4, 2019	$17,019	$142,761	$338,875	$(5,483)	$493,172
Net earnings and other comprehensive income	—	—	29,836	(133)	29,703
Shares issued under equity plans	16	447	—	—	463
Compensation expense for equity awards	—	1,915	—	—	1,915
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(6,304)	—	(6,304)
Cumulative effect of change in accounting standards	—	—	—	—	—
August 3, 2019	$17,035	$145,123	$362,407	$(5,616)	$518,949
Net earnings and other comprehensive income	—	—	1,668	176	1,844
Shares issued under equity plans	5	418	—	—	423
Compensation expense for equity awards	—	1,907	—	—	1,907
Repurchase of shares		—	—	—	—
Cash dividends declared and paid	—	—	(6,307)	—	(6,307)
Cumulative effect of change in accounting standards	—	—	—	—	—
November 2, 2019	$17,040	$147,448	$357,768	$(5,440)	$516,816

	First Nine Months Fiscal 2018
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 3, 2018	$16,839	$136,664	$280,395	$(4,074)	$429,824
Net earnings and other comprehensive income	—	—	20,567	(581)	19,986
Shares issued under equity plans	128	236	—	—	364
Compensation expense for equity awards	—	1,718	—	—	1,718
Repurchase of shares	(30)	(2,321)	—	—	(2,351)
Cash dividends declared and paid	—	—	(5,759)	—	(5,759)
Cumulative effect of change in accounting standards	—	—	(117)	—	(117)
May 5, 2018	$16,937	$136,297	$295,086	$(4,655)	$443,665
Net earnings and other comprehensive income	—	—	27,184	(284)	26,900
Shares issued under equity plans	14	436	—	—	450
Compensation expense for equity awards	—	1,880	—	—	1,880
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(5,763)	—	(5,763)
Cumulative effect of change in accounting standards	—	—	—	—	—
August 4, 2018	$16,951	$138,613	$316,507	$(4,939)	$467,132
Net earnings and other comprehensive income	—	—	1,861	(150)	1,711
Shares issued under equity plans	5	351	—	—	356
Compensation expense for equity awards	—	1,912	—	—	1,912
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(5,764)	—	(5,764)
Cumulative effect of change in accounting standards	—	—	—	—	—
November 3, 2018	$16,956	$140,876	$312,604	$(5,089)	$465,347
Net earnings and other comprehensive income	—	—	16,679	(6)	16,673
Shares issued under equity plans	3	283	—	—	286
Compensation expense for equity awards	—	1,817	—	—	1,817
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(5,768)	—	(5,768)
Cumulative effect of change in accounting standards	—	—	—	—	—
February 2, 2019	$16,959	$142,976	$323,515	$(5,095)	$478,355

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

The table below quantifies the amount of net sales by distribution channel (in thousands) for each period presented.

	Third Quarter		First Nine Months
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Retail	$83,636	$80,624	$324,892	$322,940
E-commerce	62,310	56,392	180,736	164,277
Restaurant	17,325	16,329	61,457	63,089
Wholesale	77,595	79,654	256,794	256,432
Other	355	663	1,315	2,193
Net sales	$241,221	$233,662	$825,194	$808,931

Substantially all amounts recognized in receivables, net represent receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. We record these discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets. As of November 2, 2019, February 2, 2019 and November 3, 2018, reserve balances recorded as a reduction to receivables related to these items were $9 million, $7 million and $8 million, respectively.

In addition to trade and other receivables, income tax receivables of $1 million, $1 million and $4 million and tenant allowances due from landlord of $2 million, $0 million and $0 million are included in receivables, net in our consolidated balance sheet as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively. As of November 2, 2019, February 2, 2019 and November 3, 2018, prepaid expenses and other current assets included $4 million, $2 million and $2 million, respectively, representing the estimated value of inventory for wholesale and direct to consumer sales returns. We did not have any significant contract assets related to contracts with customers, other than receivables and the value of inventory associated with reserves for expected sales returns, as of November 2, 2019, February 2, 2019 and November 3, 2018.

An estimated sales return liability of $3 million, $3 million and $2 million for expected direct to consumer returns is classified in other accrued expenses and liabilities in our consolidated balance sheet as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in other accrued expenses and liabilities in our consolidated balance sheets and totaled $11 million, $12 million and $10 million as of November 2, 2019, February 2, 2019, and November 3, 2018, respectively.

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

Substantially all lease expense is included in SG&A in our consolidated statements of operations. For the Third Quarter of Fiscal 2019, operating lease expense was $16 million and variable lease expense was $8 million, resulting in total lease expense of $24 million. For the First Nine Months of Fiscal 2019, operating lease expense was $49 million and variable lease expense was $25 million, resulting in total lease expense of $74 million. As of November 2, 2019, the weighted-average remaining operating lease term was seven years and the weighted-average discount rate for operating leases was 5%. Cash paid for lease amounts included in the measurement of operating lease liabilities in the Third Quarter of Fiscal 2019 and the First Nine Months of Fiscal 2019 was $18 million and $53 million, respectively.

As of November 2, 2019, the required lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2019	$17,066
2020	62,622
2021	65,589
2022	61,399
2023	58,279
2024	45,664
After 2024	92,256
Total lease payments	$402,875
Less: Difference between discounted and undiscounted lease payments	59,199
Present value of lease liabilities	$343,676

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

6.    Debt: In July 2019, we amended our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”) by entering into the First Amendment to the Fourth Amended and Restated Credit Agreement to (1) extend the maturity of the facility to July 2024, and (2) modify certain provisions including a reduction of interest rates on certain borrowings and a reduction in unused line fees. We had no amounts outstanding as of November 2, 2019 under the U.S. Revolving Credit Agreement, compared to borrowings of $13 million as of February 2, 2019 and borrowings of $32 million as of November 3, 2018. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest, unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity, and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of November 2, 2019, $3 million of letters of credit were outstanding under our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as of November 2, 2019, we had $313 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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

We believe the retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailing. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands and retailers. As a result, consumers have more information and greater control over information they receive as well as broader, faster and cheaper access to goods than ever before. This, along with the coming of age of the “millennial” generation, is revolutionizing the way that consumers shop for fashion and other goods, which continues to be evidenced by weakness and store closures for certain department stores and mall-based retailers, decreased consumer retail traffic, a more promotional retail environment, expansion of off-price and discount retailers, and a shift from bricks and mortar to internet purchasing. These changes may require that brands and retailers approach their operations, including marketing and advertising, very differently than historical practices and may result in increased operating costs and capital investments to generate growth or even maintain their current sales levels.

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

We believe our lifestyle brands have an opportunity for modest sales increases in their wholesale businesses in the long term. However, we must be diligent in our effort to avoid compromising the integrity of our brands by maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represented approximately 12% of our consolidated net sales in Fiscal 2018, compared to approximately 14% in Fiscal 2017. The management of wholesale distribution for our lifestyle brands resulted in a decrease in wholesale sales in Fiscal 2018. While we anticipate modest growth in our wholesale sales in Fiscal 2019, there could be additional reductions in wholesale sales in future years, as the amount of sales to certain wholesale accounts could decrease if the number of doors that carry our product decreases, the volume sold for a particular door is reduced or the account is exited altogether. We anticipate that sales increases in our wholesale businesses in the long term will stem primarily from certain current customers adding within their existing door count and increasing their online business; increased sales to online retailers; and our selective addition of new wholesale customers who generally present and merchandise our products in a way that is consistent with our full-price, direct to consumer distribution strategy. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs and licenses.

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

In the midst of the changes in our industry, an important initiative for us has been to increase the profitability of the Tommy Bahama business. These initiatives generally focus on increasing gross margin and operating margin through efforts such as: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; taking a more conservative approach to retail store openings and lease renewals; and improving Asia-Pacific operating results. While we have made progress on these initiatives in recent years, improving the profitability of the Tommy Bahama business will remain a primary focus.

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

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Nine Months of Fiscal 2019 compared to the First Nine Months of Fiscal 2018

	First Nine Months
	Fiscal 2019	Fiscal 2018
Net sales	$825,194	$808,931
Operating income	$72,595	$68,591
Net earnings	$53,161	$49,612
Net earnings per diluted share	$3.15	$2.95
Weighted average shares outstanding - diluted	16,896	16,826

The higher net earnings per diluted share in the First Nine Months of Fiscal 2019 was primarily due to higher operating income in Lilly Pulitzer, Tommy Bahama and Southern Tide and lower interest expense.

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

STORE COUNT

The table below provides store count information for Tommy Bahama and Lilly Pulitzer as of the dates specified.

	November 2,	February 2,	November 3,	February 3,
	2019	2019	2018	2018
Tommy Bahama retail stores	111	113	113	110
Tommy Bahama retail-restaurant locations	17	17	17	18
Tommy Bahama outlets	37	37	38	38
Total Tommy Bahama locations	165	167	168	166
Lilly Pulitzer retail stores	63	62	60	57
Total Oxford locations	228	229	228	223

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2019 COMPARED TO THIRD QUARTER OF FISCAL 2018

The discussion and tables below compare our statements of operations for the Third Quarter of Fiscal 2019 to the Third Quarter of Fiscal 2018. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year.

	Third Quarter
	Fiscal 2019		Fiscal 2018		$ Change	% Change

Net sales	$241,221	100.0%	$233,662	100.0%	$7,559	3.2%
Cost of goods sold	108,241	44.9%	104,383	44.7%	3,858	3.7%
Gross profit	$132,980	55.1%	$129,279	55.3%	$3,701	2.9%
SG&A	134,231	55.6%	128,687	55.1%	5,544	4.3%
Royalties and other operating income	3,845	1.6%	3,113	1.3%	732	23.5%
Operating income	$2,594	1.1%	$3,705	1.6%	$(1,111)	(30.0)%
Interest expense, net	81	0.0%	489	0.2%	(408)	(83.4)%
Earnings before income taxes	$2,513	1.0%	$3,216	1.4%	$(703)	(21.9)%
Income taxes	845	0.4%	1,355	0.6%	(510)	(37.6)%
Net earnings	$1,668	0.7%	$1,861	0.8%	$(193)	(10.4)%

Net Sales

	Third Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$127,023	$123,130	$3,893	3.2%
Lilly Pulitzer	71,659	68,213	3,446	5.1%
Lanier Apparel	29,377	29,037	340	1.2%
Southern Tide	9,102	9,496	(394)	(4.1)%
Corporate and Other	4,060	3,786	274	7.2%
Total net sales	$241,221	$233,662	$7,559	3.2%

Consolidated net sales increased $8 million, or 3%, in the Third Quarter of Fiscal 2019. The increase in consolidated net sales was primarily driven by (1) a $6 million, or 6%, comparable sales increase to $91 million in the Third Quarter of Fiscal 2019 from $85 million in the Third Quarter of Fiscal 2018, with comparable sales increases in both Tommy Bahama and Lilly Pulitzer, (2) a $2 million increase in off-price direct to consumer sales including the Lilly Pulitzer e-commerce flash clearance sale, (3) an incremental net sales increase of $2 million associated with non-comp retail store operations primarily resulting from an increase at Lilly Pulitzer and (4) a $1 million increase in restaurant sales in Tommy Bahama. These increases were partially offset by a $2 million net decrease in wholesale sales. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Third Quarter
	Fiscal 2019	Fiscal 2018
Retail	35%	35%
E-commerce	26%	24%
Restaurant	7%	7%
Wholesale	32%	34%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $4 million, or 3%, in the Third Quarter of Fiscal 2019. The increase in Tommy Bahama net sales was primarily due to (1) a $3 million, or 6%, comparable sales increase to $58 million in the Third Quarter of Fiscal 2019 from $55 million in the Third Quarter of Fiscal 2018 and (2) a $1 million increase in restaurant sales primarily reflecting the net impact of sales at remodeled, opened and closed restaurants, as well as increased sales in existing restaurants. These increases were partially offset by a $1 million decrease in wholesale sales, reflecting lower full-price wholesale sales and higher off-price wholesale sales. Sales in outlets and non-comp retail stores were generally comparable period-over-period. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Third Quarter
	Fiscal 2019	Fiscal 2018
Retail	46%	46%
E-commerce	14%	14%
Restaurant	14%	13%
Wholesale	26%	27%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $3 million, or 5%, in the Third Quarter of Fiscal 2019. The increase in Lilly Pulitzer net sales was primarily driven by (1) a $2 million increase in e-commerce flash clearance sales, with the September 2019 “After Party Sale” generating $31 million of net sales, (2) a $2 million, or 6%, comparable sales increase to $28 million in the Third Quarter of Fiscal 2019 from $27 million in the Third Quarter of Fiscal 2018, and (3) an incremental net sales increase of $1 million associated with non-comp retail store operations. These increases were partially offset by a $1 million decrease in wholesale sales reflecting lower full-price and off-price wholesale sales. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Third Quarter
	Fiscal 2019	Fiscal 2018
Retail	35%	35%
E-commerce	55%	53%
Wholesale	10%	12%
Total	100%	100%

Lanier Apparel:

The Lanier Apparel net sales increase of 1% in the Third Quarter of Fiscal 2019 reflects increases in certain programs, including increased sales in the private label, Cole Haan and Duck Head businesses. These increases were partially offset by decreased volume in various seasonal, in-stock and replenishment programs for certain branded businesses.

Southern Tide:

Southern Tide net sales decreased 4% in the Third Quarter of Fiscal 2019 due to lower wholesale sales partially offset by increased e-commerce sales. The lower wholesale sales primarily resulted from lower off-price wholesale sales. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	Third Quarter
	Fiscal 2019	Fiscal 2018
E-commerce	19%	16%
Wholesale	81%	84%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of TBBC and our Lyons, Georgia distribution center operations. The increase in net sales was due to sales growth in TBBC.

Gross Profit

The tables below present gross profit by operating group and in total for the Third Quarter of Fiscal 2019 and the Third Quarter of Fiscal 2018, as well as the change between those two periods and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Third Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$76,467	$75,738	$729	1.0%
Lilly Pulitzer	40,954	38,290	2,664	7.0%
Lanier Apparel	8,628	8,580	48	0.6%
Southern Tide	4,395	4,475	(80)	(1.8)%
Corporate and Other	2,536	2,196	340	15.5%
Total gross profit	$132,980	$129,279	$3,701	2.9%
LIFO adjustments in Corporate and Other	$(35)	$(57)

	Third Quarter
	Fiscal 2019	Fiscal 2018
Tommy Bahama	60.2%	61.5%
Lilly Pulitzer	57.2%	56.1%
Lanier Apparel	29.4%	29.5%
Southern Tide	48.3%	47.1%
Corporate and Other	NM	NM
Consolidated gross margin	55.1%	55.3%

The increase in consolidated gross profit in the Third Quarter of Fiscal 2019 was due to increased net sales partially offset by lower gross margin. The lower consolidated gross margin reflects lower gross margin in Tommy Bahama and Lanier Apparel which was partially offset by (1) improved gross margin in Lilly Pulitzer and Southern Tide and (2) a change in sales mix as Tommy Bahama and Lilly Pulitzer represented a larger proportion of our net sales. Changes in gross margin by operating group are discussed below.

Tommy Bahama:

The decrease in gross margin for Tommy Bahama was primarily driven by (1) lower gross margin in the wholesale business reflecting a larger proportion of off-price wholesale sales as well as lower gross margins on wholesale sales and (2) lower gross margin in the direct to consumer business as a greater proportion of sales were associated with Tommy Bahama promotional events including our Friends and Family, Boracay pant and loyalty award card events.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily due to (1) a change in sales mix as direct to consumer sales represented a larger proportion of net sales and (2) improved gross margin in the full-price direct to consumer, e-commerce flash clearance sale and wholesale channels of distribution.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to a change in sales mix as a greater proportion of sales in the Third Quarter of Fiscal 2019 were related to private label programs.

Southern Tide:

The increase in gross margin for Southern Tide was primarily due to a change in sales mix as e-commerce sales represented a greater proportion of net sales and off-price wholesale sales represented a lower proportion of net sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects (1) the gross profit of TBBC, (2) the gross profit of our Lyons, Georgia distribution center and (3) the impact of LIFO accounting adjustments. The primary driver for the higher gross profit was the gross profit associated with the increased net sales of TBBC. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period is ultimately sold or (2) a credit in Corporate and Other when inventory has been marked down to the estimated net realizable value in an operating group in the current period, but the inventory has not been sold as of period end.

SG&A

	Third Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
SG&A	$134,231	$128,687	$5,544	4.3%
SG&A (as a % of net sales)	55.6%	55.1%
Amortization of Tommy Bahama Canada intangible assets	$—	$378
Amortization of Lilly Pulitzer Signature Store intangible assets	$80	$93
Amortization of Southern Tide intangible assets	$73	$72

The higher SG&A in the Third Quarter of Fiscal 2019 was primarily due to (1) increases in SG&A to support the businesses, including increased salaries, wages, employee benefits, variable costs and other operating expenses in our ongoing operations, (2) a $1 million increase in advertising expense and (3) incremental SG&A associated with the cost of operating additional direct to consumer locations. These increases were partially offset by a $2 million reduction in incentive compensation amounts.

Royalties and other operating income

	Third Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Royalties and other operating income	$3,845	$3,113	$732	23.5%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The increased royalties and other income in the Third Quarter of Fiscal 2019 reflects increased royalty income in both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	Third Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$(7,739)	$(5,141)	$(2,598)	(50.5)%
Lilly Pulitzer	10,988	9,576	1,412	14.7%
Lanier Apparel	1,952	2,261	(309)	(13.7)%
Southern Tide	526	492	34	6.9%
Corporate and Other	(3,133)	(3,483)	350	10.0%
Total Operating Income	$2,594	$3,705	$(1,111)	(30.0)%
LIFO adjustments in Corporate and Other	$(35)	$(57)
Amortization of Tommy Bahama Canada intangible assets	$—	$378
Amortization of Lilly Pulitzer Signature Store intangible assets	$80	$93
Amortization of Southern Tide intangible assets	$73	$72

The decrease in operating income in the Third Quarter of Fiscal 2019 was primarily due to higher SG&A and lower gross margin, partially offset by the impact of higher net sales. On an operating group basis, the decrease in operating income reflects lower operating results in Tommy Bahama and Lanier Apparel partially offset by improved operating results in Lilly Pulitzer and Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Third Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$127,023	$123,130	$3,893	3.2%
Gross profit	$76,467	$75,738	$729	1.0%
Gross margin	60.2%	61.5%
Operating income	$(7,739)	$(5,141)	$(2,598)	(50.5)%
Operating income as % of net sales	(6.1)%	(4.2)%
Amortization of Tommy Bahama Canada intangible assets	$—	$378

The larger operating loss for Tommy Bahama was primarily due to higher SG&A and lower gross margin, partially offset by increased net sales and royalty income. The higher SG&A for the Third Quarter of Fiscal 2019 reflects increased salaries, wages, employee benefits, variable costs and other operating expenses in our ongoing operations, partially offset by lower incentive compensation amounts.

Lilly Pulitzer:

	Third Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$71,659	$68,213	$3,446	5.1%
Gross profit	$40,954	$38,290	$2,664	7.0%
Gross margin	57.2%	56.1%
Operating income	$10,988	$9,576	$1,412	14.7%
Operating income as % of net sales	15.3%	14.0%
Amortization of Lilly Pulitzer Signature Store intangible assets	$80	$93

The increase in operating income in Lilly Pulitzer was primarily due to higher net sales, gross margin and royalty income partially offset by higher SG&A. The higher SG&A for the Third Quarter of Fiscal 2019 included (1) SG&A increases to support the planned growth of the business, including additional employment costs, (2) a $1 million increase in advertising expense, and (3) $1 million of incremental SG&A associated with the cost of operating additional retail stores.

Lanier Apparel:

	Third Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$29,377	$29,037	$340	1.2%
Gross profit	$8,628	$8,580	$48	0.6%
Gross margin	29.4%	29.5%
Operating income	$1,952	$2,261	$(309)	(13.7)%
Operating income as % of net sales	6.6%	7.8%

The decrease in operating income for Lanier Apparel was primarily due to higher SG&A, partially offset by the higher net sales. The higher SG&A for the Third Quarter of Fiscal 2019 was primarily due to increased selling, shipping and advertising expenses partially offset by lower incentive compensation amounts.

Southern Tide:

	Third Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$9,102	$9,496	$(394)	(4.1)%
Gross profit	$4,395	$4,475	$(80)	(1.8)%
Gross margin	48.3%	47.1%
Operating income	$526	$492	$34	6.9%
Operating income as % of net sales	5.8%	5.2%
Amortization of Southern Tide intangible assets	$73	$72

The increase in operating income for Southern Tide was primarily due to lower SG&A and higher gross margin partially offset by lower net sales. The lower SG&A in the Third Quarter of Fiscal 2019 was primarily due to decreased incentive compensation amounts.

Corporate and Other:

	Third Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$4,060	$3,786	$274	7.2%
Gross profit	$2,536	$2,196	$340	15.5%
Operating loss	$(3,133)	$(3,483)	$350	10.0%
LIFO adjustments in Corporate and Other	$(35)	$(57)

The smaller operating loss in Corporate and Other was primarily due to the increased net sales.

Interest expense, net

	Third Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Interest expense, net	$81	$489	$(408)	(83.4)%

Interest expense decreased in the Third Quarter of Fiscal 2019 primarily due to lower average debt outstanding as well as higher interest income.

Income taxes

	Third Quarter
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Income taxes	$845	$1,355	$(510)	(37.6)%
Effective tax rate	33.6%	42.1%

The net impact of discrete items, the results of our foreign operations or other items that impact our income taxes often results in a more significant or unusual impact on the effective tax rate in the third quarter of our fiscal year given the significantly lower operating income during the third quarter as compared to the other quarters of our fiscal year. Thus, the effective tax rate for the third quarter is not indicative of the effective tax rate anticipated for the full year. Our effective tax rate for the full year of Fiscal 2019 is expected to be approximately 26%.

Net earnings

	Third Quarter
	Fiscal 2019	Fiscal 2018
Net sales	$241,221	$233,662
Operating income	$2,594	$3,705
Net earnings	$1,668	$1,861
Net earnings per diluted share	$0.10	$0.11
Weighted average shares outstanding - diluted	16,934	16,870

The lower net earnings per diluted share in the Third Quarter of Fiscal 2019 was primarily due to lower operating results in Tommy Bahama and Lanier Apparel. These lower operating results were partially offset by improved operating results in Lilly Pulitzer and Corporate and Other, lower interest expense and a lower effective tax rate.

FIRST NINE MONTHS OF FISCAL 2019 COMPARED TO FIRST NINE MONTHS OF FISCAL 2018

The discussion and tables below compare our statements of operations for the First Nine Months of Fiscal 2019 to the First Nine Months of Fiscal 2018. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year.

	First Nine Months
	Fiscal 2019		Fiscal 2018		$ Change	% Change
Net sales	$825,194	100.0%	$808,931	100.0%	$16,263	2.0%
Cost of goods sold	346,620	42.0%	336,209	41.6%	10,411	3.1%
Gross profit	$478,574	58.0%	$472,722	58.4%	$5,852	1.2%
SG&A	417,448	50.6%	414,747	51.3%	2,701	0.7%
Royalties and other operating income	11,469	1.4%	10,616	1.3%	853	8.0%
Operating income	$72,595	8.8%	$68,591	8.5%	$4,004	5.8%
Interest expense, net	1,171	0.1%	1,872	0.2%	(701)	(37.4)%
Earnings before income taxes	$71,424	8.7%	$66,719	8.2%	$4,705	7.1%
Income taxes	18,263	2.2%	17,107	2.1%	1,156	6.8%
Net earnings	$53,161	6.4%	$49,612	6.1%	$3,549	7.2%

Net Sales

	First Nine Months
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$480,623	$482,990	$(2,367)	(0.5)%
Lilly Pulitzer	219,809	208,463	11,346	5.4%
Lanier Apparel	76,871	72,806	4,065	5.6%
Southern Tide	35,704	34,745	959	2.8%
Corporate and Other	12,187	9,927	2,260	22.8%
Total net sales	$825,194	$808,931	$16,263	2.0%

Consolidated net sales increased $16 million, or 2%, in the First Nine Months of Fiscal 2019. The increase in consolidated net sales was primarily driven by (1) a $14 million, or 4%, comparable sales increase to $388 million in the First Nine Months of Fiscal 2019 from $375 million in the First Nine Months of Fiscal 2018, with comparable sales increases in both Tommy Bahama and Lilly Pulitzer, and (2) an incremental net sales increase of $6 million associated with non-comp retail store operations, resulting from an increase at Lilly Pulitzer. These increases in net sales were partially offset by (1) a $2 million decrease in restaurant sales in Tommy Bahama, (2) a $1 million decrease in wholesale sales and (3) a $1 million decrease in off-price direct to consumer sales as the decrease in Tommy Bahama outlet sales was partially offset by increased Lilly Pulitzer e-commerce flash sales. The changes in net sales by operating group are discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Nine Months
	Fiscal 2019	Fiscal 2018
Retail	39%	40%
E-commerce	22%	20%
Restaurant	8%	8%
Wholesale	31%	32%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales decreased $2 million, or 1%, in the First Nine Months of Fiscal 2019 due to (1) a $6 million decrease in wholesale sales primarily reflecting decreased full-price wholesale sales, (2) a $2 million decrease in restaurant sales primarily due to the net impact of certain restaurant closures, remodels and openings since the beginning of Fiscal 2018 as well as lower sales at existing restaurant locations and (3) a $2 million decrease in outlet store sales due to lower sales at existing outlet stores and the net sales impact of outlet store closures. These decreases were partially offset by a $7 million, or 3%, increase in comparable sales to $252 million in the First Nine Months of Fiscal 2019 from $245 million in the First Nine Months of Fiscal 2018. The net sales of non-comp retail stores were generally comparable period-over-period. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Nine Months
	Fiscal 2019	Fiscal 2018
Retail	48%	48%
E-commerce	18%	17%
Restaurant	13%	13%
Wholesale	21%	22%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $11 million, or 5%, in the First Nine Months of Fiscal 2019 was primarily the result of (1) an incremental net sales increase of $6 million associated with non-comp retail store operations including the operation of additional retail stores and increased gift card breakage income, (2) a $2 million increase in wholesale sales reflecting increases in both full-price and off-price wholesale sales, (3) a $2 million, or 2%, increase in comparable sales to $121 million in the First Nine Months of Fiscal 2019 from $119 million in the First Nine Months of Fiscal 2018, and (4) a $2 million increase in e-commerce flash clearance sales. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Nine Months
	Fiscal 2019	Fiscal 2018
Retail	43%	44%
E-commerce	36%	35%
Wholesale	21%	21%
Total	100%	100%

Lanier Apparel:

The Lanier Apparel net sales increase of $4 million, or 6%, in the First Nine Months of Fiscal 2019 was primarily due to increased volume in various seasonal, in-stock and replenishment programs, including initial shipments for certain programs in the First Nine Months of Fiscal 2019. These increases were partially offset by (1) decreased sales in other programs, including lower volume for programs resulting from the exit of certain programs and customers, including programs with customers who filed for bankruptcy in Fiscal 2018, and (2) certain programs that had initial shipments in the First Nine Months of Fiscal 2018. While the Cole Haan and Duck Head businesses both had significant sales growth rates in the First Nine Months of Fiscal 2019, those business still represent a small proportion of Lanier Apparel’s net sales.

Southern Tide:

The Southern Tide net sales increase of $1 million, or 3%, in the First Nine Months of Fiscal 2019 was due to higher sales in both the e-commerce and wholesale channels of distribution, with e-commerce growing at a faster pace than wholesale sales. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Nine Months
	Fiscal 2019	Fiscal 2018
E-commerce	18%	16%
Wholesale	82%	84%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of TBBC and our Lyons, Georgia distribution center operations. The increase in net sales was due to sales growth in TBBC.

Gross Profit

The tables below present gross profit by operating group and in total for the First Nine Months of Fiscal 2019 and the First Nine Months of Fiscal 2018, as well as the change between those two periods and gross margin by operating group and in total for those periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Nine Months
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$294,500	$295,982	$(1,482)	(0.5)%
Lilly Pulitzer	138,252	132,877	5,375	4.0%
Lanier Apparel	22,055	20,893	1,162	5.6%
Southern Tide	17,688	17,307	381	2.2%
Corporate and Other	6,079	5,663	416	7.3%
Total gross profit	$478,574	$472,722	$5,852	1.2%
LIFO adjustments in Corporate and Other	$810	$109
Tommy Bahama Japan inventory markdown charges	$—	$461
Inventory step-up charges in Corporate and Other	$—	$157

	First Nine Months
	Fiscal 2019	Fiscal 2018
Tommy Bahama	61.3%	61.3%
Lilly Pulitzer	62.9%	63.7%
Lanier Apparel	28.7%	28.7%
Southern Tide	49.5%	49.8%
Corporate and Other	NM	NM
Consolidated gross margin	58.0%	58.4%

The increase in consolidated gross profit in the First Nine Months of Fiscal 2019 was primarily due to increased sales partially offset by lower gross margin. The lower consolidated gross margin was primarily due to lower gross margin in Lilly Pulitzer and a change in sales mix as Lanier Apparel sales, which typically have lower gross margins than our other businesses, represented a higher proportion of our net sales.

Tommy Bahama:

The gross margin for Tommy Bahama was comparable reflecting (1) a change in sales mix with retail store and e-commerce sales representing a greater proportion of net sales and wholesale and outlet store sales representing a lower proportion of net sales and (2) the First Nine Months of Fiscal 2018 including certain Tommy Bahama Japan inventory markdown charges with no such charges in the First Nine Months of Fiscal 2019. These favorable items were partially offset by the impact of a greater proportion of net sales in the direct to consumer business being associated with promotional events, including our Friends and Family, loyalty award cards and other promotion events.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer reflects (1) a greater proportion of off-price wholesale sales, which had lower gross margins in the First Nine Months of Fiscal 2019, and (2) higher costs associated with gift with purchase and other promotional events resulting in lower gross margin in the full-price direct to consumer business. These unfavorable items were partially offset by the impact of higher gift card breakage income.

Lanier Apparel:

The gross margin for Lanier Apparel was comparable as gross margin changes in various programs and sales mix generally offset.

Southern Tide:

The decrease in gross margin for Southern Tide was primarily due to the prior year including an insurance recovery on certain inventory partially offset by a change in sales mix as e-commerce sales represented a greater proportion of net sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects (1) the gross profit of TBBC, (2) the gross profit of our Lyons, Georgia distribution center and (3) the impact of LIFO accounting adjustments. The increased gross profit primarily reflects the impact of higher net sales in TBBC partially offset by the unfavorable impact of LIFO accounting in the First Nine Months of Fiscal 2019 compared to the First Nine Months of Fiscal 2018. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period is ultimately sold or (2) a credit in Corporate and Other when inventory has been marked down to the estimated net realizable value in an operating group in the current period, but the inventory has not been sold as of period end.

SG&A

	First Nine Months
	Fiscal 2019	Fiscal 2018	$ Change	% Change
SG&A	$417,448	$414,747	$2,701	0.7%
SG&A (as a % of net sales)	50.6%	51.3%
Amortization of Tommy Bahama Canada intangible assets	$—	$1,141
Amortization of Lilly Pulitzer Signature Store intangible assets	$240	$281
Amortization of Southern Tide intangible assets	$218	$216
Tommy Bahama Japan restructuring SG&A charges	$590	$3,206

The increase in SG&A in the First Nine Months of Fiscal 2019 was primarily due to (1) increases in SG&A to support the businesses, including increased salaries, wages, employee benefits, variable costs and other operating expenses in our ongoing operations, and (2) $2 million of incremental SG&A associated with the cost of operating additional retail stores and restaurants. These increases were partially offset by (1) a $5 million reduction in incentive compensation expense, (2) a $3 million decrease in advertising expense, (3) a $3 million reduction in restructuring charges related to the Tommy Bahama Japan operations and (4) a $1 million decrease in amortization of Tommy Bahama Canada intangible assets.

Royalties and other operating income

	First Nine Months
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Royalties and other operating income	$11,469	$10,616	$853	8.0%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The increase in royalties and other income in the First Nine Months of Fiscal 2019 reflects increased royalty income in both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	First Nine Months
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$30,671	$29,783	$888	3.0%
Lilly Pulitzer	46,689	43,823	2,866	6.5%
Lanier Apparel	3,387	3,448	(61)	(1.8)%
Southern Tide	4,877	4,399	478	10.9%
Corporate and Other	(13,029)	(12,862)	(167)	(1.3)%
Total Operating Income	$72,595	$68,591	$4,004	5.8%
LIFO adjustments in Corporate and Other	$810	$109
Tommy Bahama Japan inventory markdown charges	$—	$461
Inventory step-up charges in Corporate and Other	$—	$157
Amortization of Tommy Bahama Canada intangible assets	$—	$1,141
Amortization of Lilly Pulitzer Signature Store intangible assets	$240	$281
Amortization of Southern Tide intangible assets	$218	$216
Tommy Bahama Japan restructuring SG&A charges	$590	$3,206

The increase in operating income in the First Nine Months of Fiscal 2019 was primarily due to higher sales partially offset by higher SG&A and lower gross margin. On an operating group basis, the increase in operating income reflects increased operating income in Lilly Pulitzer, Tommy Bahama and Southern Tide partially offset by a larger operating loss in Corporate and Other and lower operating income in Lanier Apparel. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Nine Months
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$480,623	$482,990	$(2,367)	(0.5)%
Gross profit	$294,500	$295,982	$(1,482)	(0.5)%
Gross margin	61.3%	61.3%
Operating income	$30,671	$29,783	$888	3.0%
Operating income as % of net sales	6.4%	6.2%
Tommy Bahama Japan inventory markdown charges	$—	$461
Amortization of Tommy Bahama Canada intangible assets	$—	$1,141
Tommy Bahama Japan restructuring SG&A charges	$590	$3,206

The increase in operating income in Tommy Bahama was primarily due to lower SG&A and increased royalty income, partially offset by lower net sales. The lower SG&A for the First Nine Months of Fiscal 2019 reflects (1) a $4 million decrease in advertising expense, (2) a $4 million reduction in incentive compensation and (3) a $3 million reduction in restructuring charges related to the Tommy Bahama Japan operations. These decreases were partially offset by increased salaries and wages, employee benefits, variable costs and other operating expenses in our ongoing operations.

Lilly Pulitzer:

	First Nine Months
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$219,809	$208,463	$11,346	5.4%
Gross profit	$138,252	$132,877	$5,375	4.0%
Gross margin	62.9%	63.7%
Operating income	$46,689	$43,823	$2,866	6.5%
Operating income as % of net sales	21.2%	21.0%
Amortization of Lilly Pulitzer Signature Store intangible assets	$240	$281

The increase in operating income in Lilly Pulitzer was primarily due to increased net sales and royalty income partially offset by lower gross margin and higher SG&A. The higher SG&A in the First Nine Months of Fiscal 2019 included (1) SG&A increases to support the planned growth of the business, including additional employment costs, (2) $2 million of incremental SG&A associated with the cost of operating additional retail stores and (3) a $1 million increase in incentive compensation amounts.

Lanier Apparel:

	First Nine Months
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$76,871	$72,806	$4,065	5.6%
Gross profit	$22,055	$20,893	$1,162	5.6%
Gross margin	28.7%	28.7%
Operating income	$3,387	$3,448	$(61)	(1.8)%
Operating income as % of net sales	4.4%	4.7%

The decrease in operating income in Lanier Apparel was primarily due to higher SG&A partially offset by the impact of higher net sales. The SG&A increase in the First Nine Months of Fiscal 2019 was primarily due to higher sales-related variable expenses, including increased royalty expense, as well as higher advertising expense, which were partially offset by lower incentive compensation amounts.

Southern Tide:

	First Nine Months
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$35,704	$34,745	$959	2.8%
Gross profit	$17,688	$17,307	$381	2.2%
Gross margin	49.5%	49.8%
Operating income	$4,877	$4,399	$478	10.9%
Operating income as % of net sales	13.7%	12.7%
Amortization of Southern Tide intangible assets	$218	$216

The increase in operating income in Southern Tide was primarily due to higher net sales and lower SG&A partially offset by lower gross margin. The SG&A decrease in the First Nine Months of Fiscal 2019 was primarily due to lower incentive compensation amounts partially offset by increased advertising expense, variable costs associated with the higher sales and other costs to support future growth of the business.

Corporate and Other:

	First Nine Months
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$12,187	$9,927	$2,260	22.8%
Gross profit	$6,079	$5,663	$416	7.3%
Operating loss	$(13,029)	$(12,862)	$(167)	(1.3)%
LIFO adjustments in Corporate and Other	$810	$109
Inventory step-up charges in Corporate and Other	$—	$157

The larger operating loss in Corporate and Other was primarily due to the unfavorable impact of LIFO accounting partially offset by higher operating income of TBBC.

Interest expense, net

	First Nine Months
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Interest expense, net	$1,171	$1,872	$(701)	(37.4)%

Interest expense decreased in the First Nine Months of Fiscal 2019 primarily due to lower average debt outstanding as well as higher interest income.

Income taxes

	First Nine Months
	Fiscal 2019	Fiscal 2018	$ Change	% Change
Income taxes	$18,263	$17,107	$1,156	6.8%
Effective tax rate	25.6%	25.6%

Both periods include the favorable benefit of certain stock awards that vested during the period, the results of our foreign operations and other items. Our effective tax rate for Fiscal 2019 is expected to be approximately 26%.

Net earnings

	First Nine Months
	Fiscal 2019	Fiscal 2018
Net sales	$825,194	$808,931
Operating income	$72,595	$68,591
Net earnings	$53,161	$49,612
Net earnings per diluted share	$3.15	$2.95
Weighted average shares outstanding - diluted	16,896	16,826

The higher net earnings per diluted share in the First Nine Months of Fiscal 2019 was primarily due to higher operating income in Lilly Pulitzer, Tommy Bahama and Southern Tide and lower interest expense.

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

As of November 2, 2019, we had $22 million of cash and cash equivalents on hand, no borrowings outstanding and $313 million of availability under our U.S. Revolving Credit Agreement. Generally, we anticipate that excess cash, if any, will be used to repay any debt outstanding on our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives.

Key Liquidity Measures

	November 2,	February 2,	November 3,	February 3,
($ in thousands)	2019	2019	2018	2018
Total current assets	$268,828	$269,788	$251,900	$236,118
Total current liabilities	$164,118	$142,209	$124,839	$135,010
Working capital	$104,710	$127,579	$127,061	$101,108
Working capital ratio	1.64	1.90	2.02	1.75
Debt to total capital ratio	—%	3%	6%	10%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from November 3, 2018 to November 2, 2019 due to increased inventories and increased cash partially offset by lower prepaid expenses and other current assets and receivables. Current liabilities increased primarily due to the impact of the revised lease accounting guidance which required the recognition of $50 million of current operating lease liabilities at November 2, 2019, as discussed in Note 5 to the unaudited condensed consolidated financial statements included in this report, partially offset by reductions in accounts payable, accrued compensation and other accrued expenses and liabilities. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $0 million at November 2, 2019 and $32 million at November 3, 2018, while shareholders’ equity was $517 million at November 2, 2019 and $465 million at November 3, 2018. The decrease in debt since November 3, 2018 was primarily due to $107 million of cash flow from operations which was partially offset by cash payments of $33 million for capital expenditures and $25 million for dividends, resulting in $22 million of cash and cash equivalents on hand as of November 2, 2019. Shareholders’ equity increased from November 3, 2018, primarily as a result of net earnings less dividends paid. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from November 3, 2018 to November 2, 2019.

Current Assets:

	November 2,	February 2,	November 3,	February 3,
	2019	2019	2018	2018
Cash and cash equivalents	$21,568	$8,327	$7,413	$6,343
Receivables, net	64,593	69,037	69,400	67,542
Inventories, net	154,229	160,656	138,150	126,812
Prepaid expenses and other current assets	28,438	31,768	36,937	35,421
Total current assets	$268,828	$269,788	$251,900	$236,118

Cash and cash equivalents were $22 million as of November 2, 2019 compared to $7 million as of November 3, 2018. Typical cash amounts maintained on an ongoing basis in our operations generally range from $5 million to $10 million at any given time if we have debt outstanding. Any excess cash is generally used to repay any amounts outstanding under our U.S. Revolving Credit Agreement, and if cash flow from operations exceeds amounts required to pay any outstanding debt amounts, capital expenditures and dividends, cash outstanding may exceed the typical cash amounts. The decrease in receivables, net as of November 2, 2019 was primarily due to a $4 million reduction in income tax receivables reflecting the collection of certain income tax receivable amounts.

Inventories, net, which is net of a $62 million LIFO reserve in both periods, increased as of November 2, 2019 due to increases in inventories in Tommy Bahama, Southern Tide and Corporate and Other partially offset by reductions in Lilly Pulitzer and Lanier Apparel. The increased inventory levels are primarily to support planned sales growth and to increase base inventory levels in certain key item programs and product categories. We believe that inventory levels in each operating group are appropriate to support anticipated sales. Prepaid expenses and other current assets decreased as of November 2, 2019 primarily as a result of lower prepaid rent expense due to the adoption of the revised lease accounting guidance, which resulted in the classification of prepaid rent in operating lease assets in our consolidated balance sheet, as well as lower prepaid income taxes.

Non-current Assets:

	November 2,	February 2,	November 3,	February 3,
	2019	2019	2018	2018
Property and equipment, net	$190,537	$192,576	$194,228	$193,533
Intangible assets, net	175,298	176,176	176,735	178,858
Goodwill	66,594	66,621	66,618	66,703
Operating lease assets	287,977	—	—	—
Other non-current assets, net	23,850	22,093	23,272	24,729
Total non-current assets	$744,256	$457,466	$460,853	$463,823

Property and equipment, net as of November 2, 2019 decreased primarily as a result of depreciation expense during the 12 months ended November 2, 2019, partially offset by capital expenditures during the same period. The decrease in intangible assets, net as of November 2, 2019 was primarily due to amortization of intangible assets in the 12 months ended November 2, 2019. The operating lease assets amount as of November 2, 2019 is a result of the adoption of the revised lease accounting guidance during Fiscal 2019.

Liabilities:

	November 2,	February 2,	November 3,	February 3,
	2019	2019	2018	2018
Total current liabilities	$164,118	$142,209	$124,839	$135,010
Long-term debt	—	12,993	32,211	45,809
Non-current operating lease liabilities	293,775	—	—	—
Other non-current liabilities	17,365	75,286	73,434	74,029
Deferred taxes	21,010	18,411	16,922	15,269
Total liabilities	$496,268	$248,899	$247,406	$270,117

Current liabilities increased as of November 2, 2019 primarily due to the $50 million of current lease liabilities recognized as of November 2, 2019, as a result of the adoption of the revised lease accounting guidance during Fiscal 2019 partially offset by reductions in accrued compensation, accounts payable and other accrued expenses and liabilities. The decrease in long-term debt since November 3, 2018 was due to $107 million of cash flow from operations which was partially offset by cash payments of $33 million for capital expenditures and $25 million for dividends.

The non-current operating lease liabilities amount as of November 2, 2019 is a result of the adoption of the revised lease accounting guidance during Fiscal 2019. Other non-current liabilities decreased as of November 2, 2019 primarily due to the amount as of November 3, 2018 including $60 million of deferred rent and deferred rent tenant improvement allowance liabilities which were classified as operating lease assets as of November 2, 2019, as a result of the adoption of the revised lease accounting guidance during Fiscal 2019. This reduction was partially offset by increases in amounts for deferred compensation liabilities and fair value of contingent consideration.

Deferred taxes increased as of November 2, 2019 primarily due to timing differences associated with depreciation, amortization and prepaid expenses partially offset by timing differences associated with inventories.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Nine Months of Fiscal 2019 and the First Nine Months of Fiscal 2018 (in thousands):

	First Nine Months
	Fiscal 2019	Fiscal 2018
Cash provided by operating activities	$75,206	$64,618
Cash used in investing activities	(26,877)	(31,268)
Cash used in financing activities	(35,032)	(32,065)
Net change in cash and cash equivalents	$13,297	$1,285

Cash and cash equivalents on hand were $22 million and $7 million at November 2, 2019 and November 3, 2018, respectively. Changes in cash flows in the First Nine Months of Fiscal 2019 and the First Nine Months of Fiscal 2018 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Nine Months of Fiscal 2019 and the First Nine Months of Fiscal 2018, operating activities provided $75 million and $65 million, respectively, of cash. The cash flow from operating activities for each period was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization and equity-based compensation, as well as the net impact of changes in deferred taxes and our working capital accounts. In both the First Nine Months of Fiscal 2019 and the First Nine Months of Fiscal 2018, working capital account changes had an unfavorable impact on cash flow from operations. In the First Nine Months of Fiscal 2019, the more significant changes in working capital, after considering the non-cash impact of certain reclassifications that resulted from the adoption of the revised lease accounting guidance, were a decrease in current liabilities, which reduced cash flow from operations, partially offset by decreases in inventories and receivables, which increased cash flow from operations. In the First Nine Months of Fiscal 2018, the more significant changes in working capital were an increase in inventories and a decrease in current liabilities, which reduced cash flow from operations.

Investing Activities:

In the First Nine Months of Fiscal 2019 and the First Nine Months of Fiscal 2018, investing activities used $27 million and $31 million, respectively, of cash, which primarily consisted of capital expenditures. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditure investments in our existing brands and acquisitions of new businesses. Our capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling retail stores and restaurants; and facilities enhancements for distribution centers and offices.

Financing Activities:

In the First Nine Months of Fiscal 2019 and the First Nine Months of Fiscal 2018, financing activities used $35 million and $32 million, respectively, of cash. During the First Nine Months of Fiscal 2019 and the First Nine Months of Fiscal 2018, we decreased debt and increased cash as our cash flow from operations was greater than our capital expenditures and payment of dividends. During the First Nine Months of Fiscal 2019 and the First Nine Months of Fiscal 2018 we paid $19 million and $17 million of dividends, respectively. Also, during the First Nine Months of Fiscal 2019 we paid $1 million for the payment of certain amounts related to previous acquisitions including the payment of certain holdback and contingent consideration amounts and paid $1 million related to the refinancing of our revolving credit agreement. Both the First Nine Months of Fiscal 2019 and the First Nine Months of Fiscal 2018 included certain amounts related to the issuance of equity pursuant to our employee stock purchase plan and the repurchase of equity awards for employee tax withholding liabilities due to the vesting of equity awards.

If we are in a debt position, we may borrow or pay down debt depending on whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay any debt on our U.S. Revolving Credit Agreement.

Liquidity and Capital Resources

In July 2019, we amended the U.S. Revolving Credit Agreement by entering into the First Amendment to the Fourth Amended and Restated Credit Agreement to (1) extend the maturity of the facility to July 2024, and (2) modify certain provisions including a reduction of interest rates on certain borrowings and a reduction in unused line fees. We had no amounts outstanding as of November 2, 2019 under our U.S. Revolving Credit Agreement. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest, unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (July 2024) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of November 2, 2019, $3 million of letters of credit were outstanding under our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as of November 2, 2019, we had $313 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the Third Quarter of Fiscal 2019 and as of November 2, 2019, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of November 2, 2019, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.

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

Our contractual obligations as of November 2, 2019 have not changed materially from the contractual obligations outstanding at February 2, 2019, as disclosed in our Annual Report on Form 10-K for Fiscal 2018 filed with the SEC, other than changes in amounts outstanding under our U.S. Revolving Credit Agreement, as discussed above.

Our anticipated capital expenditures for Fiscal 2019, including the $27 million incurred in the First Nine Months of Fiscal 2019, are expected to be approximately $40 million. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities; new retail stores and Marlin Bars; and investments to remodel existing retail stores and restaurants. Our capital expenditure amounts in future years may increase or decrease from the amounts incurred in prior years depending on the information technology initiatives, direct to consumer location openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2018. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Nine Months of Fiscal 2019. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2018. There have not been any significant changes in our exposure to these risks during the First Nine Months of Fiscal 2019.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the Third Quarter of Fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the Third Quarter of Fiscal 2019, we did not sell any unregistered equity securities.
(b)	We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2018, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Third Quarter of Fiscal 2019, no shares were repurchased pursuant to these plans.

In March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended (filed as Exhibit 3.2 to the Company’s Form 10-K for Fiscal 2017)
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*
101.INS	XRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 12, 2019	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)