Form 10-K
period 2020-02-01
OXFORD INDUSTRIES INC
filed 2020-03-30
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
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

As of August 2, 2019, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $978,846,984. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant’s voting stock (based on Schedule 13G filings made as of or prior to August 2, 2019) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 20, 2020
Common Stock, $1 par value	16,750,403

Documents Incorporated by Reference

Portions of our proxy statement for our Annual Meeting of Shareholders to be held on June 16, 2020 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the effect of the current coronavirus (COVID-19) outbreak; demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer spending for apparel and related products; costs of products as well as the raw materials used in those products; expected pricing levels; costs of labor; the timing of shipments requested by our wholesale customers; changes, and the impact on our business operations of such changes, in international, federal or state tax, trade and other laws and regulations, including the imposition of additional duties, tariffs, taxes or other charges or barriers to trade and our ability to implement mitigating sourcing strategies; weather; fluctuations and volatility in global financial markets; retention of and disciplined execution by key management; the timing and cost of store and restaurant openings and remodels as well as other capital expenditures; acquisition and disposition activities, including our ability to timely recognize expected synergies from acquisitions; expected outcomes of pending or potential litigation and regulatory actions; the impact of any restructuring initiatives we may undertake in one or more of our business lines; access to capital and/or credit markets; changes in accounting standards and related guidance; and factors that could affect our consolidated effective tax rate. Forward-looking statements reflect our expectations at the time such forward looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Tax Cuts and Jobs Act as enacted on December 22, 2017. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2020	52 weeks ending January 30, 2021
Fiscal 2019	52 weeks ended February 1, 2020
Fiscal 2018	52 weeks ended February 2, 2019
Fiscal 2017	53 weeks ended February 3, 2018
Fiscal 2016	52 weeks ended January 28, 2017
Fiscal 2015	52 weeks ended January 30, 2016
Fiscal 2014	52 weeks ended January 31, 2015
Fourth quarter Fiscal 2019	13 weeks ended February 1, 2020
Third quarter Fiscal 2019	13 weeks ended November 2, 2019
Second quarter Fiscal 2019	13 weeks ended August 3, 2019
First quarter Fiscal 2019	13 weeks ended May 4, 2019
Fourth quarter Fiscal 2018	14 weeks ended February 2, 2019
Third quarter Fiscal 2018	13 weeks ended November 3, 2018
Second quarter Fiscal 2018	13 weeks ended August 4, 2018
First quarter Fiscal 2018	13 weeks ended May 5, 2018

PART I

Item 1.   Business

BUSINESS AND PRODUCTS

Overview

We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands and other owned and licensed brands as well as private label apparel products. During Fiscal 2019, 93% of our net sales were from products bearing brands that we own and 97% of our net sales were in the United States.

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection, like Tommy Bahama, Lilly Pulitzer and Southern Tide, can command greater loyalty and higher price points at retail and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them.

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

During Fiscal 2019, 70% of our net sales were through our direct to consumer channels of distribution, which consists of our 189 brand-specific full-price retail stores, our e-commerce websites, our Tommy Bahama food and beverage operations and our 35 Tommy Bahama outlet stores. During Fiscal 2019, our retail, e-commerce and restaurant operations represented 39%, 23% and 8%, respectively, of our net sales. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. Our retail stores provide high visibility for our brands and products and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term growth for the brands. We also operate 16 Tommy Bahama restaurants, including Marlin Bars, generally adjacent to a Tommy Bahama full-price retail store location, which we believe further enhance the brand’s image with consumers and 35 Tommy Bahama outlet stores, which play an important role in overall inventory and brand management. Our e-commerce websites provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of products.

The remaining 30% of our net sales in Fiscal 2019 were generated from our wholesale distribution channels. Our wholesale operations include sales of our lifestyle brands, which complement our direct to consumer operations and provide access to a larger group of consumers, and also represents substantially all the net sales of the Lanier Apparel operating group. Our wholesale operations include sales to various specialty stores, Signature Stores, better department stores, multi-branded e-commerce retailers and other retailers. As we seek to maintain the integrity of our lifestyle brands by limiting promotional activity in our retail stores and e-commerce websites, we generally target wholesale customers that follow this same approach in their stores.

Each of our Tommy Bahama, Lilly Pulitzer, Lanier Apparel and Southern Tide operating groups operates in highly competitive apparel markets. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Increasingly, consumers are choosing to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries.

We believe the retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailing. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands and retailers. As a result, consumers have more information and greater control over information they receive as well as broader, faster and cheaper access to goods than ever before. This is revolutionizing the way that consumers shop for fashion and other goods, which continues to be evidenced by weakness and store closures for certain department stores and mall-based retailers, decreased consumer retail traffic, a more promotional retail environment, expansion of off-price and discount retailers, and a shift from bricks and mortar to internet purchasing. These changes may require that brands and retailers approach their operations, including marketing and advertising, very differently than historical practices and may result in increased operating costs and capital investments to generate growth or even maintain their current sales levels.

Investments and Opportunities

While this evolution in the fashion retail industry presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment. We believe our lifestyle brands have true competitive advantages in this new retailing paradigm, and we are leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long term while managing the various challenges facing our industry. However, we must be diligent in our effort to avoid compromising the integrity of our brands by maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represented 11% of our consolidated net sales in Fiscal 2019.

In order to maximize the success of our brands, we believe we must continue to invest in our lifestyle brands to take advantage of their long-term growth opportunities. Future investments include capital expenditures primarily related to the direct to consumer operations, such as technology enhancements, e-commerce initiatives and retail store and restaurant build-out for new, relocated or remodeled locations, as well as distribution center and administrative office expansion initiatives.

While we have made progress in recent years on improving the profitability of our Tommy Bahama operating group, which is our largest operating group, this initiative remains a focus area for the long-term prospects of the business and has generally focused on increasing gross margin and operating margin through: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; and taking a more conservative approach to retail store openings and lease renewals.

While we believe we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, we will continue to evaluate opportunities to add additional lifestyle brands to our portfolio if we identify appropriate targets that meet our investment criteria. However, in light of the COVID-19 outbreak, we are reassessing our capital allocation priorities in the near term.

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

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men’s tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and any other items that are not allocated to the operating groups including LIFO inventory accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our operating groups, including the operations of TBBC and our Lyons, Georgia distribution center.

For additional information about each of our operating groups, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 to our consolidated financial statements, each included in this report. The table below presents certain financial information about each of our operating groups, as well as Corporate and Other (in thousands).

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net Sales
Tommy Bahama	$676,652	$675,358	$686,021
Lilly Pulitzer	284,700	272,299	248,931
Lanier Apparel	97,251	100,471	106,852
Southern Tide	46,409	45,248	40,940
Corporate and Other	17,778	14,090	3,467
Consolidated net sales	$1,122,790	$1,107,466	1,086,211
Operating Income (Loss)
Tommy Bahama	$53,207	$53,139	$55,002
Lilly Pulitzer	51,795	47,239	46,608
Lanier Apparel	1,465	5,057	6,546
Southern Tide	5,554	5,663	4,504
Corporate and Other (1)	(18,346)	(20,506)	(26,660)
Consolidated Operating Income	$93,675	$90,592	86,000
(1)	Corporate and Other included a LIFO accounting charge of $1 million, $1 million and $8 million in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

The table below presents the total assets of each of our operating groups (in thousands).

	February 1, 2020	February 2, 2019
Assets
Tommy Bahama (1)	$668,197	$439,353
Lilly Pulitzer (1)	199,913	152,113
Lanier Apparel (1)	43,533	54,369
Southern Tide (1)	99,667	97,939
Corporate and Other (2)	22,059	(16,520)
Consolidated Total Assets	$1,033,369	$727,254

(1)	The increase in total assets for Tommy Bahama, Lilly Pulitzer and Southern Tide were primarily a result of the recognition of operating lease assets in Fiscal 2019 due to the adoption of the revised lease accounting guidance, while the decrease in Lanier Apparel was primarily due to lower inventories and receivables partially offset by operating lease assets.
(2)	Total assets for Corporate and Other include LIFO reserves of $63 million and $62 million as of February 1, 2020 and February 2, 2019, respectively. The change in total assets for Corporate and Other from February 2, 2019 was primarily due to the increased cash as of February 1, 2020.

Tommy Bahama

Tommy Bahama designs, sources, markets and distributes men’s and women’s sportswear and related products. Tommy Bahama’s typical consumer is older than 45 years old, has a household annual income in excess of $100,000, lives in or travels to warm weather and resort locations and embraces a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as at better department stores, independent specialty stores and multi-branded e-commerce retailers. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. During Fiscal 2019, 95% of Tommy Bahama’s sales were to customers within the United States, with the remaining sales in Canada, Australia and Asia.

We believe that the attraction to our consumers of the Tommy Bahama brand, which was founded in 1992, is a reflection of our efforts over many years to maintain appropriate quality and design of our Tommy Bahama apparel, accessories and licensed products, limit the distribution of Tommy Bahama products to a select tier of retailers, and effectively communicate the relaxed and casual Tommy Bahama lifestyle. We expect to continue to follow this approach for the brand in the future. We believe that the retail sales value of all Tommy Bahama branded products sold during Fiscal 2019, including our estimate of retail sales by our wholesale customers and other third party retailers, exceeded $1.2 billion.

We believe there are ample opportunities to expand the direct to consumer reach of the Tommy Bahama brand in the future, while maintaining its historically select distribution. In order to take advantage of opportunities for long-term growth, we must continue to invest in the Tommy Bahama brand. These investments include capital expenditures and ongoing expenses to enhance e-commerce and other technology capabilities; open new stores and restaurants; remodel and/or relocate existing stores and restaurants; maintain and upgrade our distribution and other facilities; and enhance our marketing efforts to communicate the lifestyle to existing and targeted new consumers.

In recent years, an important initiative for us has been to increase the profitability of the Tommy Bahama business. While we have made progress in recent years on improving the profitability of our Tommy Bahama operating group, this initiative remains a focus area for the long-term prospects of the business and has generally focused on increasing gross margin and operating margin through: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; and taking a more conservative approach to retail store openings and lease renewals.

During Fiscal 2019 and Fiscal 2018, we incurred certain charges related to the restructure of our Tommy Bahama Japan operations, which we plan to exit entirely during the first half of Fiscal 2020. These charges included in Tommy Bahama are discussed in Note 13 to our consolidated financial statements. We expect that operating results in our Tommy Bahama Asia-Pacific operations, which now consists of our Tommy Bahama operations in Australia, should be profitable going forward.

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

We operate a buying office located in Hong Kong to manage the production and sourcing of the substantial majority of our Tommy Bahama products. During Fiscal 2019, we used approximately 150 suppliers to manufacture our Tommy Bahama products with 63% and 13% of Tommy Bahama’s product purchases from manufacturers in China and Vietnam, respectively. The largest 10 suppliers of Tommy Bahama products provided 48% of the products acquired during Fiscal 2019, with no individual supplier providing more than 10%.

Advertising and marketing are an integral part of the long-term strategy for the Tommy Bahama brand, and we therefore devote significant resources to these efforts. Tommy Bahama’s advertising, which emphasizes the brand’s image and lifestyle, attempts to engage individuals within the target consumer demographic and guide them on a regular basis to our retail stores, e-commerce websites or wholesale customers’ stores and websites in search of our products. The marketing of the Tommy Bahama brand includes email, internet and social media advertising and traditional media such as catalogs, print and other communications, as well as moving media and trade show initiatives. As a lifestyle brand, we believe that it is very important that Tommy Bahama communicate regularly with consumers about product offerings or other brand events in order to maintain and strengthen Tommy Bahama’s guest connections.

We also believe that highly visible full-price retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers. We intend for our full-price retail stores to enhance our guests’ shopping experience, which we believe will increase brand loyalty. Marketing initiatives at our full-price retail stores may include special event promotions and a variety of public relations activities designed to create awareness of our products, including those that support worthwhile causes in local communities.

In addition, we use loyalty award cards, Flip Side events and Friends & Family events to drive traffic to our stores and websites. These initiatives are effective in increasing traffic as the proportion of our sales that occur during our marketing initiatives have increased in recent years, which puts some downward pressure on our direct to consumer gross margins. We believe our traditional and digital media communications increase the sales of our own full-price retail stores and e-commerce operations, as well as the sales of our products for our wholesale customers.

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

Direct to Consumer Operations

A key component of our Tommy Bahama growth strategy is to operate our own stores, restaurants and e-commerce websites, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which the products are based. Our Tommy Bahama direct to consumer channels, which consist of retail store, e-commerce and restaurant operations, in the aggregate, represented 80% of Tommy Bahama’s net sales in Fiscal 2019. Retail store, e-commerce and restaurant net sales accounted for 48%, 20% and 12%, respectively, of Tommy Bahama’s net sales in Fiscal 2019.

Our direct to consumer strategy for the Tommy Bahama brand includes locating and operating full-price retail stores in upscale malls, lifestyle shopping centers, resort destinations and brand-appropriate street locations. Generally, we seek to locate our full-price retail stores in shopping areas and malls that have high-profile or upscale consumer brand adjacencies. As of February 1, 2020, the majority of our Tommy Bahama full-price retail stores were in street-front locations or lifestyle centers with the remainder primarily in regional indoor malls, with a number of those regional indoor locations in resort travel destinations. Our full-price retail stores allow us the opportunity to carry a full line of current season merchandise, including apparel, home products and accessories, all presented in an aspirational, island-inspired atmosphere designed to be relaxed, comfortable and unique. We believe that the Tommy Bahama full-price retail stores provide high visibility for the brand and products and allow us to stay close to the preferences of our consumers. Further, we believe that our presentation of products and our strategy to operate the full-price retail stores with limited in-store promotional activities are good for the Tommy Bahama brand and, in turn, enhance business with our wholesale customers. Generally, we believe there are opportunities for additional full-price retail stores in both warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting. We believe that we have opportunities for continued direct to consumer sales growth for our Tommy Bahama women’s business, which represented 31% of sales in our full-price direct to consumer operations in Fiscal 2019. In Fiscal 2019, approximately one-fourth of the sales of women’s product in our full-price direct to consumer operations were swimwear, cover-ups and swim-related products.

Disposal of discontinued or end of season inventory is an ongoing part of any apparel business and Tommy Bahama uses its outlet stores, sales to off-price retailers and selected initial markdowns in our full-price retail stores and on our e-commerce websites to sell its end of season or excess inventory. Our Tommy Bahama outlet stores, which generated 9% of our total Tommy Bahama net sales in Fiscal 2019, are generally located in outlet shopping centers that include upscale retailers and serve an important role in overall inventory management by often allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. We believe that this approach has helped us protect the integrity of the Tommy Bahama brand by allowing our full-price retail stores to limit promotional activity while controlling the distribution of discontinued and out-of-season product. To supplement the clearance items sold in Tommy Bahama outlets, some of the product sold in our Tommy Bahama outlets are made specifically for our outlets. We anticipate that we would generally operate one outlet for approximately every three full-price retail stores. In Fiscal 2019, we closed two outlets at the expiration of their respective lease term.

For Tommy Bahama’s domestic full-price retail stores and retail-restaurant locations operating for the full Fiscal 2019 year, sales per gross square foot, excluding restaurant sales and restaurant space, were approximately $615 during Fiscal 2019. In Fiscal 2019, our domestic outlet stores generated approximately $335 of sales per square foot for outlets open for the entire 2019 fiscal year.

As of February 1, 2020, we operated 16 Tommy Bahama restaurants including Marlin Bar locations, generally adjacent to a Tommy Bahama full-price retail store location. These retail-restaurant locations, which generate approximately 25% of Tommy Bahama’s net sales, provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience. We do not anticipate that the majority of our retail locations will have an adjacent restaurant; however, in select high-profile brand appropriate locations we have determined that an adjacent restaurant can further enhance the image or exposure of the brand. The net sales per square foot in our domestic full-price retail stores that are adjacent to a restaurant are on average twice the sales per square foot of our other domestic full-price retail stores. We believe that the customer immersing themselves into the Tommy Bahama lifestyle by having a meal or a drink at the Tommy Bahama restaurant and visiting the adjacent retail store may entice the customer to purchase additional Tommy Bahama merchandise and potentially provide a memorable consumer experience that further enhances the relationship between Tommy Bahama and the consumer. The Marlin Bar concept, like our traditional restaurant locations, is adjacent to one of our retail locations and serves food and beverages, but in a smaller space and with food options more focused on small plate offerings rather than entrees. We believe that with the smaller footprint, reduced labor requirements and lower required capital expenditure for build-out, the Marlin Bar concept provides us with the long-term potential for opening retail-restaurant locations in sites that otherwise may not have been suitable or brand appropriate for one of our traditional retail-restaurant locations.

As of February 1, 2020, the total square feet of space used for our Tommy Bahama full-price retail store and outlet store operations was 0.6 million with another 0.1 million of total square feet used in our Tommy Bahama restaurant operations. The table below provides certain information regarding Tommy Bahama retail stores and restaurants operated by us as of February 1, 2020.

	Full‑Price Retail		Retail‑Restaurant
	Stores	Outlet Stores	Locations (1)	Total
Florida	20	5	5	30
California	16	4	3	23
Texas	7	4	2	13
Hawaii	5	1	3	9
Nevada	4	1	1	6
Maryland	3	2	—	5
New York	2	2	1	5
Other states	36	12	1	49
Total domestic	93	31	16	140
Canada	7	2	—	9
Total North America	100	33	16	149
Australia	10	2	—	12
Japan	1	—	—	1
Total	111	35	16	162
Average square feet per store (2)	3,400	4,700	4,300
Total square feet at year end (2)	380,000	165,000	70,000
(1)	Consists of 14 retail-restaurant locations of our traditional island format and two Marlin Bar retail-restaurant locations.
(2)	Square feet for retail-restaurant locations consists of retail space square feet and excludes square feet used in the associated restaurant operations.

The table below reflects the changes in store count for Tommy Bahama stores during Fiscal 2019.

	Full‑Price Retail		Retail‑Restaurant
	Stores	Outlet Stores	Locations	Total
Open as of beginning of fiscal year	113	37	17	167
Opened	1	—	—	1
Closed	(3)	(2)	(1)	(6)
Open as of end of fiscal year	111	35	16	162

We anticipate that our store count at the end of Fiscal 2020 will be comparable to our store count at the end of Fiscal 2019. Our initial Fiscal 2020 plan included opening six Marlin Bars, of which two are relocations and expansions of existing retail store locations, one is a conversion of a retail-restaurant location to a Marlin Bar and three are entirely new locations, and a very limited number of openings of full-price retail locations. As of March 30, 2020, we have completed two of these Marlin Bars, while the other locations are scheduled for later in the year and being reassessed due to the COVID-19 outbreak.

The operation of full-price retail stores, outlet stores and retail-restaurant locations require a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We estimate that we will spend approximately $1 million on average in connection with the build-out of a domestic full-price retail store. However, individual locations, particularly those in urban locations, may require investments greater than these amounts depending on a variety of factors, including the location and size of the full-price retail store. The cost of a traditional Tommy Bahama retail-restaurant location and a Marlin Bar is significantly more than the cost of a full-price retail store and can vary significantly depending on a variety of factors. Historically, the cost of our retail-restaurant locations has been approximately $5 million; however, we have spent significantly more than that amount for certain locations and significantly less than this amount for our two Marlin Bar locations. For most of our retail stores and restaurants, the landlord provides certain incentives to fund a portion of our capital expenditures.

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

In addition to our full-price retail stores and outlet stores, our direct to consumer approach includes various e-commerce websites, including the tommybahama.com website. During Fiscal 2019, e-commerce sales represented 20% of Tommy Bahama’s net sales, compared to 18% in Fiscal 2018. Our Tommy Bahama websites allow consumers to buy Tommy Bahama products directly from us via the internet. These websites also enable us to increase our database of consumer contacts, which allows us to communicate directly and frequently with consenting consumers. As we reach more customers in the future, we anticipate that our e-commerce distribution channel for Tommy Bahama will continue to grow at a faster pace than our domestic full-price retail store operations or wholesale operations.

Wholesale Operations

To complement our direct to consumer operations and have access to a larger group of consumers, we continue to maintain our profitable wholesale operations for Tommy Bahama. Tommy Bahama’s wholesale customers include better department stores, specialty stores and multi-brand e-commerce retailers that generally follow a retail model approach with limited discounting. We value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of the Tommy Bahama brand within their stores.

Wholesale sales for Tommy Bahama accounted for 20% of Tommy Bahama’s net sales in Fiscal 2019. Approximately 55% of Tommy Bahama’s wholesale business reflects sales to major department stores with the remaining wholesale sales primarily sales to specialty stores. Tommy Bahama men’s products are available in more than 1,800 retail locations in North America, while Tommy Bahama women’s products are available in more than 1,100 retail locations in North America. During Fiscal 2019, 15% of Tommy Bahama’s net sales were to Tommy Bahama’s 10 largest wholesale customers, with its largest customer representing 5% of Tommy Bahama’s net sales.

We believe that the integrity and continued success of the Tommy Bahama brand, including its direct to consumer operations, is dependent, in part, upon controlled wholesale distribution, with careful selection of the retailers through which Tommy Bahama products are sold. As a result of our approach to limiting our wholesale distribution, we believe that sales growth in our men’s apparel wholesale business, which represented approximately 86% of Tommy Bahama’s domestic wholesale sales in Fiscal 2019, may be somewhat limited. However, we believe that we may have opportunities for wholesale sales increases for our Tommy Bahama women’s business in the future, with its appeal evidenced by women’s product representing 31% of sales in our full-price retail stores and e-commerce websites in Fiscal 2019.

We maintain Tommy Bahama apparel sales offices and showrooms in New York and Seattle, as well as other locations, to facilitate sales to our wholesale customers. Our Tommy Bahama wholesale operations use a sales force consisting of a combination of Tommy Bahama employees and independent commissioned sales representatives.

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

Our agreements with Tommy Bahama licensees are for specific geographic areas and expire at various dates in the future, and in limited cases include contingent renewal options. Generally, the agreements require minimum royalty payments as well as royalty payments based on specified percentages of the licensee’s net sales of the licensed products as well as obligations to expend certain funds towards marketing the brand on an approved basis. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution. Third party license arrangements for our Tommy Bahama products include the following product categories:

Men’s and women’s headwear	Watches	Outdoor furniture and related products
Footwear	Belts, leather goods and gifts	Indoor furniture
Men’s hosiery	Handbags	Mattresses and box springs
Sleepwear	Luggage	Bedding and bath linens
Shampoo, soap and bath amenities	Fabrics	Table top accessories
Cigar accessories	Fragrances	Distilled spirits

In addition to our license arrangements for the specific product categories listed above, we may enter into certain international distributor agreements which allow those parties to distribute Tommy Bahama apparel and other products on a wholesale and/or retail basis within certain countries or regions. As of February 1, 2020, we have agreements for distribution of Tommy Bahama products in the Middle East, Greater China and parts of Latin America. The products sold by the distributors generally are identical to the products sold in our own Tommy Bahama stores. In addition to selling Tommy Bahama goods to wholesale accounts, the distributors may, in some cases, operate their own retail stores. As of February 1, 2020, we have licensed Tommy Bahama stores located in the Middle East, Greater China and Central America. None of these agreements are expected to generate growth that would materially impact the operating results of Tommy Bahama in the near term.

Seasonal Aspects of Business

Tommy Bahama’s operating results are impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. Typically, the demand in the direct to consumer operations, including sales at our own stores and e-commerce sites, for Tommy Bahama products in our principal markets is generally higher in the spring, summer and holiday seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income (loss) for any particular quarter or the distribution of net sales and operating income (loss) for Fiscal 2019 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. The following table presents the percentage of net sales and operating income (loss) for Tommy Bahama by quarter for Fiscal 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	24%	28%	19%	29%
Operating income (loss)	29%	44%	(15)%	42%

Lilly Pulitzer

Lilly Pulitzer designs, sources, markets and distributes upscale collections of women’s and girl’s dresses, sportswear and related products. The Lilly Pulitzer brand was originally created in the late 1950s by Lilly Pulitzer and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including among young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores, which are described below, and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. During Fiscal 2019, 50% and 35% of Lilly Pulitzer’s net sales were for women’s sportswear and dresses, respectively, with the remaining sales consisting of Lilly Pulitzer accessories, including scarves, bags, jewelry and belts, children’s apparel, footwear and licensed products.

We believe that there are opportunities to expand the reach of the Lilly Pulitzer brand in the future, while at the same time maintaining its historically select distribution. We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Lilly Pulitzer brand. These investments include enhancing e-commerce and other technology capabilities; opening and operating full-price retail stores; remodeling and/or relocating existing stores; and increasing employment, advertising and other functions to support the business. While we believe that these investments will generate long-term benefits, the investments may have a short-term negative impact on Lilly Pulitzer’s operating margin, particularly if there is insufficient sales growth to absorb the incremental costs in a particular year.

We believe the attraction of the Lilly Pulitzer brand to our consumers is a reflection of years of maintaining appropriate quality and design of the Lilly Pulitzer apparel, accessories and licensed products, restricting the distribution of the Lilly Pulitzer products to a select tier of retailers and effectively communicating the message of Lilly Pulitzer’s optimistic Palm Beach resort chic lifestyle. We believe this approach to quality, design, distribution and communication has been critical in allowing us to achieve the current retail price points for Lilly Pulitzer products. We believe that the retail sales value of all Lilly Pulitzer branded products sold during Fiscal 2019, including our estimate of retail sales by our wholesale customers and other third party retailers, exceeded $325 million.

Design, Sourcing, Marketing and Distribution

Lilly Pulitzer’s products are developed by our dedicated design teams located at the Lilly Pulitzer headquarters in King of Prussia, Pennsylvania as well as in Palm Beach, Florida. Our Lilly Pulitzer design teams focus on the target consumer, and the design process combines feedback from buyers, consumers and our sales force, along with market trend research. Lilly Pulitzer apparel products are designed to incorporate various fiber types, including cotton, silk, linen and other natural and man-made fibers, or blends of two or more of these materials.

Lilly Pulitzer uses a combination of in-house employees in our King of Prussia and Hong Kong offices and third party buying agents primarily based in Asia to manage the production and sourcing of its apparel products. Through its buying agents and direct sourcing, Lilly Pulitzer used approximately 60 vendors, with no individual supplier providing more than 10% and the largest 10 suppliers providing 55%, of the products acquired during Fiscal 2019. In Fiscal 2019, 45% of Lilly Pulitzer’s product purchases were from manufacturers located in China.

Advertising and marketing are an integral part of the long-term strategy of the Lilly Pulitzer brand, and we therefore devote significant resources to advertising and marketing. Lilly Pulitzer’s advertising attempts to engage individuals within the brand’s consumer demographic and guide them on a regular basis to our full-price retail stores, e-commerce websites and wholesale customers’ stores and websites in search of our products. The marketing of the Lilly Pulitzer brand includes email, internet, social media and influencer advertising, as well as traditional media such as catalogs, print and other communications and moving media and trade show initiatives. We believe that it is very important that a lifestyle brand effectively communicate with consumers on a regular basis about product offerings or other brand events in order to maintain and strengthen the brand’s connections with guests.

In addition to our ongoing Lilly Pulitzer marketing initiatives, on occasion we also enter into collaborations with third parties to increase brand awareness or create additional brand excitement. Often these collaborations do not generate material direct revenue for Lilly Pulitzer, but instead provide significant press or social media exposure and excitement for the brand that complement our ongoing advertising and marketing initiatives. We believe in today’s environment it is important to continue to find new, creative ways to advertise in order to differentiate the brand.

We believe that highly visible full-price retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers to visit and buy merchandise. We believe that full-price retail stores enhance the shopping experience of our customers, which will increase consumer brand loyalty. Marketing initiatives at certain of our full-price retail stores may include special event promotions and a variety of public relations activities designed to create awareness of our stores and products and in some cases including "shop and share" events benefiting local charities. At certain times during the year, an integral part of the direct to consumer marketing plan for Lilly Pulitzer includes certain gift with purchase programs where the consumer earns the right to a Lilly Pulitzer gift product if certain spending thresholds are achieved. We believe that our full-price retail store operations, as well as our traditional and digital media communications and periodic collaborations with others, enhance brand awareness and increase the sales of Lilly Pulitzer products in all channels of distribution.

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

Direct to Consumer Operations

A key component of our Lilly Pulitzer growth strategy is to operate our own stores and e-commerce website, which we believe permits us to develop and build brand awareness by presenting products in a setting specifically designed to showcase the aspirational lifestyle on which they are based. Lilly Pulitzer’s direct to consumer distribution channel, which consists of full-price retail store and e-commerce operations, represented 79% of Lilly Pulitzer’s net sales in Fiscal 2019.

Our direct to consumer strategy for the Lilly Pulitzer brand includes operating full-price retail stores in higher-end malls, lifestyle shopping centers, resort destinations and brand-appropriate street locations. Sales at our full-price retail stores represented 41% of Lilly Pulitzer’s net sales during Fiscal 2019. As of February 1, 2020, about 40% of our Lilly Pulitzer stores were located in outdoor regional lifestyle centers and approximately one-third of our Lilly Pulitzer stores were located in indoor regional malls, with the remaining locations in resort or street locations. In certain resort locations such as Nantucket and Watch Hill, our stores are only open during the resort season. Additionally, we may open temporary pop-up stores in certain locations.

Each full-price retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Lilly Pulitzer image, brand awareness and acceptance. Our Lilly Pulitzer full-price retail stores allow us to present Lilly Pulitzer’s full line of current season products. We believe our Lilly Pulitzer full-price retail stores provide high visibility for the brand and products and enable us to stay close to the needs and preferences of consumers. We also believe that our presentation of products and our strategy to operate the full-price retail stores with limited promotional activities complement our business with our wholesale customers. Generally, we believe there are opportunities for full-price retail stores in both warmer and cooler climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.

Lilly Pulitzer’s full-price retail store sales per gross square foot for Fiscal 2019 were approximately $720 for the full-price retail stores which were open the full Fiscal 2019 year. The table below provides certain information regarding Lilly Pulitzer full-price retail stores as of February 1, 2020.

Number of
Full‑Price Retail
Stores
Florida	18
Massachusetts	7
Virginia	6
North Carolina	4
Ohio	3
Texas	3
Other	20
Total	61
Average square feet per store	2,600
Total square feet at year-end	160,000

The table below reflects the changes in store count for Lilly Pulitzer stores during Fiscal 2019.

Full‑Price Retail
Stores
Open as of beginning of fiscal year	62
Opened	2
Closed	(3)
Open as of end of fiscal year	61

During Fiscal 2019, we opened Lilly Pulitzer stores in Newport Beach, California, and Wilmington, North Carolina, and closed three stores which were no longer deemed appropriate locations for the brand. In Fiscal 2020, we anticipate that Lilly Pulitzer’s store opening pace will be comparable to or less than the store opening pace in Fiscal 2019. The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We anticipate that most future full-price retail store openings will generally be less than 2,500 square feet on average; however, the determination of actual size of the store will depend on a variety of criteria. To open a 2,500 square foot Lilly Pulitzer full-price retail store, we anticipate capital expenditures of approximately $1 million on average. For most of our full-price retail stores, the landlord provides certain incentives to fund a portion of our capital expenditures.

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

In addition to operating Lilly Pulitzer full-price retail stores, another key element of our direct to consumer strategy is the lillypulitzer.com website, which represented 38% of Lilly Pulitzer’s net sales in Fiscal 2019. The Lilly Pulitzer e-commerce business has experienced significant growth in recent years, and we anticipate that the rate of growth of the e-commerce business will remain strong in the future. We also use the Lilly Pulitzer website as an effective means of liquidating discontinued or out-of-season inventory in a brand appropriate manner and at gross margins in excess of 40% via e-commerce flash clearance sales. These sales are brand appropriate events that create a significant amount of excitement with loyal Lilly Pulitzer consumers, who are looking for an opportunity to purchase Lilly Pulitzer products at a discounted price. These e-commerce flash clearance sales typically run for three days during the summer clearance period in September and for two days during the post-holiday clearance period in January, allowing the Lilly Pulitzer website to remain full-price for the remaining 360 days of the year. During Fiscal 2019, approximately 44% of Lilly Pulitzer’s e-commerce sales were e-commerce flash clearance sales.

Wholesale Operations

To complement our direct to consumer operations and have access to a larger group of consumers, we continue to maintain our profitable wholesale operations for Lilly Pulitzer. These wholesale operations are primarily with independent specialty stores, Signature Stores, better department stores and multi-branded e-commerce retailers that generally follow a retail model approach with limited discounting. During Fiscal 2019, approximately 21% of Lilly Pulitzer’s net sales were sales to wholesale customers. During Fiscal 2019, about one-third of Lilly Pulitzer’s wholesale sales were to Lilly Pulitzer’s Signature Stores, one-fourth of Lilly Pulitzer’s wholesale sales were to specialty stores and one-fourth of Lilly Pulitzer’s wholesale sales were to department stores. The remaining wholesale sales were primarily to national accounts, including on-line retailers, and off-price retailers. Lilly Pulitzer’s net sales to its 10 largest wholesale customers represented 12% of Lilly Pulitzer’s net sales in Fiscal 2019 with its largest customer representing less than 5% of Lilly Pulitzer’s net sales.

An important part of Lilly Pulitzer’s wholesale distribution is sales to Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Lilly Pulitzer Signature Store, subject to certain conditions, including designating substantially all the store specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of February 1, 2020, there were 53 Lilly Pulitzer Signature Stores.

We believe that the integrity and continued success of the Lilly Pulitzer brand, including its direct to consumer operations, is dependent, in part, upon controlled wholesale distribution with careful selection of the retailers through which Lilly Pulitzer products are sold. We continue to value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of the Lilly Pulitzer brand within their stores. Lilly Pulitzer apparel products are available in approximately 300 wholesale doors.

We maintain Lilly Pulitzer apparel sales offices and showrooms in Palm Beach, Florida, King of Prussia, Pennsylvania and New York City. Our wholesale operations for Lilly Pulitzer use a sales force consisting of salaried sales employees.

Licensing Operations

We license the Lilly Pulitzer trademark to licensees in categories beyond Lilly Pulitzer’s core product categories. In the long term, we believe licensing may be an attractive business opportunity for the Lilly Pulitzer brand, particularly once our direct to consumer presence has expanded. Once a brand is established, licensing requires modest additional investment but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a potential Lilly Pulitzer licensee, we consider the candidate’s experience, financial stability, manufacturing performance and marketing ability. We also evaluate the marketability and compatibility of the proposed products with other Lilly Pulitzer branded products.

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

Third party license arrangements for Lilly Pulitzer products include the following product categories: stationery and gift products; home furnishing products; and eyewear.

Seasonal Aspects of Business

Lilly Pulitzer’s operating results are impacted by seasonality as the demand by specific product or style as well as demand by distribution channel may vary significantly depending on the time of year. Typically, the demand in the direct to consumer operations for Lilly Pulitzer products is generally higher in the spring, summer and resort seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. Further, in the third and fourth quarters of our fiscal year, which have not historically been strong full-price direct to consumer or wholesale quarters for Lilly Pulitzer, Lilly Pulitzer has held significant e-commerce flash clearance sales which partially offsets the impact of seasonality on Lilly Pulitzer’s sales, but to a lesser degree on operating income. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, the magnitude of e-commerce flash clearance sales or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales for Fiscal 2019 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. The following table presents the percentage of net sales and operating income for Lilly Pulitzer by quarter for Fiscal 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	27%	25%	23%
Operating income	29%	40%	21%	10%

Lanier Apparel

Lanier Apparel designs, sources and distributes branded and private label men’s apparel, including tailored clothing, casual pants and sportswear, across a wide range of price points, but primarily at moderate price points. The majority of our Lanier Apparel products are sold under certain trademarks licensed to us by third parties. Lanier Apparel’s licensed brands for certain product categories include Kenneth Cole®, Dockers®, Cole Haan® and Nick Graham®. Additionally, we design and market products for our owned Billy London®, Oxford®, Duck Head® and Strong Suit® brands. Sales of branded products licensed to us or owned by us represented 65% and 15%, respectively, of Lanier Apparel’s net sales during Fiscal 2019.

In addition to these branded businesses, Lanier Apparel designs and sources private label apparel products for certain customers, including tailored clothing and pants programs for large department stores, warehouse clubs, and other retailers. Sales of private label products represented 20% of Lanier Apparel’s net sales in Fiscal 2019. For our large retail customers, the private label programs offer the customer product exclusivity, generally at higher gross margins than they would achieve on branded products, while allowing us the opportunity to leverage our design, sourcing, production, logistics and distribution infrastructure. For other customers, we may perform any combination of design, sourcing, production, logistics or distribution services for a brand owner. In these cases, the brand owner may have determined it is more efficient to outsource certain functions, may be a smaller company that lacks such functional expertise or may want to focus their energies on the other aspects of their brand. Lanier Apparel is an efficient operator that excels in sourcing, production, logistics, distribution and design and can leverage its infrastructure by providing services and resources to these smaller brand owners.

Our Lanier Apparel products are primarily sold through large retailers including department stores, discount and off-price retailers, warehouse clubs, national chains, specialty retailers, multi-branded e-commerce retailers and others. Lanier Apparel’s products are sold in more than 5,000 retail locations. In Lanier Apparel, we have long-standing relationships with some of the United States’ largest retailers, including department stores which represented 30% of Lanier Apparel’s sales in Fiscal 2019. During Fiscal 2019, Lanier Apparel’s four largest customers represented 24%, 18%, 14% and 13% respectively, of Lanier Apparel’s net sales. Sales to Lanier Apparel’s 10 largest customers represented more than 85% of Lanier Apparel’s net sales during Fiscal 2019. The amount and percentage of net sales attributable to an individual customer in future years may be different than Fiscal 2019 as sales to wholesale customers are not tied to long-term contracts.

As certain of Lanier Apparel’s private label and branded sales are program based, where Lanier Apparel must bid for a program on a case-by-case and season-by-season basis, an individual customer could increase, decrease or discontinue its purchases from us at any time. Thus, significant fluctuations in Lanier Apparel’s operating results from one year to the next may result, particularly if a program is not renewed, the customer decides to use another vendor, we determine that the return on the program is not acceptable to us, a new program is initiated, there is a significant increase in the volume of the program or otherwise.

The moderate price point tailored clothing and sportswear markets are extremely competitive sectors, with significant retail competition as well as gross margin pressures due to retail sales price pressures and production cost increases. We believe that our Lanier Apparel business has historically excelled at bringing quality products to our large big box customers at competitive prices and managing inventory risk appropriately while requiring minimal capital expenditure investments.

In order to better align Lanier Apparel’s operations with its historical operational strength of focusing on larger customers, we have decided to exit certain unprofitable or smaller customers and reduce infrastructure costs related to its sportswear business. We believe these changes will allow Lanier Apparel to focus on large volume programs and customers, where it has historically been successful.

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

Lanier Apparel manages production in Asia and Latin America through the efforts of our Lanier Apparel offices in Atlanta and Hong Kong as well as third party buying agents. Lanier Apparel’s sourcing operations are also supplemented, as appropriate, by third party contractors who may provide certain sourcing functions or in-country quality assurance to further enhance Lanier Apparel’s global sourcing operations. During Fiscal 2019, 70% of Lanier Apparel’s product purchases were from manufacturers located in Vietnam. Lanier Apparel purchased goods from approximately 125 suppliers in Fiscal 2019. The 10 largest suppliers of Lanier Apparel provided 90% of the finished goods and raw materials Lanier Apparel acquired from third parties during Fiscal 2019, with 30% of our product purchases acquired from Lanier Apparel’s largest third party supplier. In addition to purchasing products from third parties, Lanier Apparel operates a manufacturing facility, located in Merida, Mexico, which produced 10% of our Lanier Apparel products during Fiscal 2019.

The advertising efforts of Lanier Apparel are much more product specific than the advertising for our owned lifestyle brands. For Lanier Apparel’s licensed branded products, advertising primarily consists of cooperative advertising with our larger customers, contributions to the licensor based on a specified percentage of our net sales to fund the licensor’s general brand advertising initiatives and attending brand appropriate trade shows. As a provider of private label apparel, Lanier Apparel is generally not responsible for advertising for private label brands. For its owned brands, Lanier Apparel engages in marketing activities to increase the recognition and appeal of the brands.

For Lanier Apparel, we use a distribution center located in Toccoa, Georgia, a distribution center in Lyons, Georgia and certain third party distribution centers for our product shipments, where we receive goods from our suppliers, inspect those products and ship the goods to our customers. We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet customer demand for at-once ordering. For certain standard product styles, which represents about one-half of Lanier Apparel’s net sales, we maintain in-stock replenishment programs, providing shipment to customers and consumers within just a few days of receiving the order. These types of programs generally require higher inventory levels. Lanier Apparel uses various off-price retailers to sell excess prior-season inventory.

We maintain apparel sales offices and showrooms for our Lanier Apparel products in several locations, including New York City and Atlanta and employ a sales force consisting primarily of salaried employees. Lanier Apparel operates websites for certain of its businesses and also ships orders directly to consumers who purchase products from the websites of certain of its wholesale customers. Sales to our customers where the consumer orders from the website of Lanier Apparel’s wholesale customers, e-commerce retailers and catalog retailers as well as sales on Lanier Apparel’s own websites represented 20% of Lanier Apparel’s sales in Fiscal 2019.

Seasonal Aspects of Business

Lanier Apparel’s operating results are impacted by seasonality as the demand by specific product or style may vary significantly depending on the time of year. As a wholesale apparel business, in which product shipments generally occur prior to the retail selling seasons, the seasonality of Lanier Apparel often reflects stronger spring and fall wholesale deliveries which typically occur in our first and third quarters; however, in some fiscal years this will not be the case due to certain of Lanier Apparel’s operations resulting from program-driven businesses. The timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, the introduction of new programs, the loss of programs or customers or other factors affecting the business may vary significantly from one year to the next. For example, in the Fourth Quarter of Fiscal 2019, Lanier Apparel incurred significant inventory markdown charges which along with lower net sales, resulted in an operating loss for the quarter. Therefore, we do not believe that net sales or operating income of Lanier Apparel for any particular quarter or the distribution of net sales and operating income for Fiscal 2019 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. The following table presents the percentage of net sales and operating income for Lanier Apparel by quarter for Fiscal 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	22%	30%	21%
Operating income	81%	17%	133%	(131)%

Southern Tide

We acquired the Southern Tide lifestyle apparel brand in Fiscal 2016. Southern Tide designs, sources, markets and distributes high-quality apparel bearing the distinctive Skipjack logo. Southern Tide offers an extensive selection of men’s shirts, pants, shorts, outerwear, ties, swimwear, footwear and accessories, as well as women’s and youth collections. Launched in 2006, Southern Tide combines the modern design elements of today’s youthful trends with love for the Southern culture and lifestyle. The brand has an appeal to all ages who have an appreciation for classic design, vibrant colors and a great fit and an affection for the coast. Southern Tide products can be found in independent specialty retailers, better department stores, Southern Tide Signature Stores as described below, and on our Southern Tide website, southerntide.com. During Fiscal 2019, 79% of Southern Tide’s sales were wholesale sales and 21% of Southern Tide’s sales were e-commerce sales.

We believe that there is significant opportunity to expand the reach of the Southern Tide brand by further increasing the wholesale presence of the brand, and growing the direct to consumer business including e-commerce and retail sales. We believe that the wholesale growth and expansion will be at a prudent pace as we believe that the integrity and success of the Southern Tide brand is dependent, in part, upon controlled wholesale distribution with careful selection of the retailers through which Southern Tide products are sold. We anticipate that the direct to consumer operations will grow at a faster pace than wholesale operations fueled by the addition of more owned Southern Tide retail stores in future years, after opening the first owned Southern Tide retail store in the Fourth Quarter of Fiscal 2019, as well as continued growth in our Southern Tide e-commerce operations.

We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Southern Tide brand. While we believe that these investments will generate long-term benefits, the investments may have a short-term negative impact on Southern Tide’s operating margin given the current size of the Southern Tide business. We believe that the retail sales value of all Southern Tide branded products sold during Fiscal 2019, including our estimate of retail sales by our wholesale customers and other third party retailers, exceeded $85 million.

Design, Sourcing, Marketing and Distribution

Southern Tide’s products are developed by our dedicated design teams located at the Southern Tide headquarters in Greenville, South Carolina. Our Southern Tide design teams focus on the target consumer, and the design process combines feedback from buyers, consumers and our sales force, along with market trend research. Southern Tide apparel products are designed to incorporate various fiber types, including cotton and other natural and man-made fibers, or blends of two or more of these materials.

During Fiscal 2019, Southern Tide used our Hong Kong-based sourcing office to manage the production and sourcing of a majority of its apparel product purchases with the remaining product purchases via third party buying agents. Southern Tide used approximately 60 suppliers with the largest individual supplier providing 20% of the Southern Tide products in Fiscal 2019. Also, the largest 10 suppliers of Southern Tide provided 70% of the Southern Tide products acquired. Approximately 35%, 25% and 25% of Southern Tide apparel products were sourced from China, Vietnam and Indonesia, respectively.

Advertising and marketing are an integral part of the long-term strategy for the Southern Tide brand, and we therefore devote significant resources to advertising and marketing. Southern Tide’s advertising attempts to engage individuals within the brand’s consumer demographic and guide them on a regular basis to our e-commerce website and wholesale customers’ stores and websites in search of our products. The marketing of the Southern Tide brand includes email, internet and social media advertising as well as traditional media such as catalogs, print and other correspondence with customers and moving media and trade show initiatives. We believe that it is very important that a lifestyle brand effectively communicate with consumers on a regular basis about product offerings or other brand events in order to maintain and strengthen the brand’s connections with consumers. For certain of our wholesale customers, we also provide point-of-sale materials and signage to enhance the presentation of our branded products at their retail locations and/or participate in cooperative advertising programs. Additionally, Southern Tide enters into certain sponsorship or co-branding arrangements, which may be for a particular cause or non-profit organization, that the Southern Tide team believes will resonate with its target consumers.

Southern Tide used our owned distribution center in Lyons, Georgia for its warehouse and distribution center operations. Activities at the distribution center include receiving finished goods from suppliers, inspecting the products and shipping the products to wholesale customers and our e-commerce customers as well as embroidery of certain collegiate, corporate and golf related products. We seek to maintain sufficient levels of inventory at the distribution center to support our direct to consumer operations, as well as pre-booked orders and some limited replenishment ordering for our wholesale customers.

Wholesale Operations

At this time, Southern Tide’s business is predominantly a wholesale business with sales to independent specialty stores, department stores and Southern Tide Signature Stores. Southern Tide’s wholesale operations provide an opportunity to grow our business and have access to a large group of consumers. During Fiscal 2019, approximately 19% of Southern Tide’s sales were to department stores and 10% of net sales were to Southern Tide Signature Stores. Southern Tide’s net sales to its 10 largest wholesale customers represented 38% of Southern Tide’s net sales in Fiscal 2019, with its largest customer representing 15% of Southern Tide’s net sales. Southern Tide products are available in more than 1,000 retail locations.

A component of Southern Tide’s plans for growth in wholesale distribution is sales to Signature Stores. For Signature Stores, we enter into license agreements whereby we grant the other party the right to independently operate one or more stores as a Southern Tide Signature Store, subject to certain conditions, including designating substantially all the store specifically for Southern Tide products and adhering to certain trademark usage requirements. We sell products to these Southern Tide Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of February 1, 2020, there were 15 Signature Stores including stores in Florida, Massachusetts, South Carolina and North Carolina. We anticipate some additional Signature Stores opening in Fiscal 2020. In addition, we believe there is opportunity for wholesale growth for Southern Tide in women’s apparel, which represented 15% of Southern Tide’s net sales in Fiscal 2019.

We maintain Southern Tide apparel sales offices and showrooms in Greenville, South Carolina. Our wholesale operations for Southern Tide use a sales force consisting of a combination of salaried sales employees and commissioned agents.

Direct to Consumer Operations

A key component of our Southern Tide growth strategy is to expand our direct to consumer operations, which consists of the Southern Tide website and retail store operations. The Southern Tide website markets a full line of merchandise, including apparel and accessories, all presented in a manner intended to enhance the Southern Tide image, brand awareness and acceptance. We believe our Southern Tide website enables us to stay close to the needs and preferences of consumers. In addition to off-price retailers, we also use the Southern Tide website as a means of liquidating discontinued or out-of-season inventory in a brand appropriate manner. During the year, we have a number of e-commerce flash clearance sales per year, which are typically in industry end of season promotional periods.

In the Fourth Quarter of Fiscal 2019, we opened our first owned Southern Tide retail store in Jacksonville, Florida. During the year, we prepared for this retail store opening and roll-out by adding retail management leadership to the Southern Tide team. We anticipate opening retail stores in Fort Lauderdale and Destin, Florida during Fiscal 2020, and we continue to look at additional opportunities for locations that may open later in the year.

The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We anticipate that most future full-price retail store openings will generally be approximately 2,000 square feet on average; however, the determination of actual size of the store will depend on a variety of criteria. To open a 2,000 square foot Southern Tide full-price retail store, we anticipate capital expenditures of less than $1 million per store. We anticipate that for most of our full-price retail stores, the landlord will provide certain incentives to fund a portion of our capital expenditures, which is consistent with our other operating groups.

Licensing Operations

We currently license the Southern Tide trademark to licensees for certain bed, bath and tie product categories. The agreements require minimum royalty payments as well as royalty payments based on specified percentages of the licensee’s net sales of the licensed products and provides us the right to approve all products, advertising and proposed channels of distribution. In the long term, we believe licensing may be an attractive business opportunity for Southern Tide, but opportunities may be somewhat limited until the sales volume and distribution of the Southern Tide brand expands. Once the brand is more fully established, licensing requires modest additional investment but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure.

Seasonal Aspects of Business

Southern Tide’s operating results are impacted by seasonality as the demand by specific product or style as well as the demand by distribution channel may vary significantly depending on the time of year. Southern Tide is primarily a wholesale apparel business and currently has a heavier concentration of Spring/Summer product category offerings. Thus, the seasonality of Southern Tide generally reflects stronger sales in the first half of the fiscal year. The timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next. Therefore, we do not believe that net sales or operating income of Southern Tide for any particular quarter or the distribution of net sales and operating income for Fiscal 2019 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. The following table presents the percentage of net sales and operating income for Southern Tide by quarter for Fiscal 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	30%	27%	20%	23%
Operating income	45%	33%	10%	12%

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

PRODUCT SOURCING AND CORPORATE SOCIAL RESPONSIBILITY

We intend to maintain flexible, diversified, cost-effective sourcing operations that provide high-quality apparel and related products. Our operating groups, either internally or through the use of third party buying agents, source virtually all of our apparel and related products from non-exclusive, third party producers located in foreign countries, with a significant concentration in Asia. During Fiscal 2019, approximately 49% and 18% of our apparel and related products, excluding restaurant products, acquired directly by us or via buying agents, were from producers located in China and Vietnam, respectively, with no other country representing more than 10% of such purchases. We expect that the percentage of our products sourced from producers located in China will decrease in Fiscal 2020 and possibly in future years. Although we place a high value on long-term relationships with our suppliers of apparel and related products and have used many of our suppliers for a number of years, generally we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. Thus, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with the greatest flexibility in identifying the appropriate manufacturers while considering quality, cost, timing of product delivery and other criteria. We generally acquire products sold in our restaurant operations from various third party domestic suppliers. During Fiscal 2019, no individual third party manufacturer, licensee or other supplier provided more than 10% of our product purchases.

We purchase virtually all of our apparel and related products from third party producers as package purchases of finished goods, which are manufactured with oversight by us or our third party buying agents and to our design and fabric specifications. The use of contract manufacturers reduces the amount of capital investment required by us, as operating manufacturing facilities can require a significant amount of capital investment. We depend on the ability of third party producers to secure a sufficient supply of specified raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. We believe that purchasing substantially all of our products as package purchases allows us to reduce our working capital requirements as we are not required to purchase, or finance the purchase of, the raw materials or other production costs related to our apparel and related product purchases until we take ownership of the finished goods, which typically occurs when the goods are shipped by the third party producers. In addition to purchasing products from third parties, our Lanier Apparel operating group operates an owned manufacturing facility located in Merida, Mexico, which produced 2% of our total company products during Fiscal 2019.

As the design, manufacture and transportation of apparel and related products for our brands may take as many as six months for each season, we typically make commitments months in advance of when products will arrive in our retail stores or our wholesale customers’ stores. We continue to seek ways to reduce the time required from design and ordering to bringing products to our customers. As our merchandising departments must estimate our requirements for finished goods purchases for our own retail stores and e-commerce sites based on historical product demand data and other factors, and as purchases for our wholesale accounts must be committed to prior to the receipt of customer orders, we carry the risk that we have purchased more inventory than will ultimately be desired or that we will not have purchased sufficient inventory to satisfy demand, resulting in lost sales opportunities.

As part of our commitment to source our products in a lawful, ethical and socially responsible manner, each of our operating groups has implemented a code of conduct program applicable to vendors from whom we purchase apparel and related products, which includes provisions related to abiding by applicable laws as well as compliance with other business or ethical standards, including related human rights, health, safety, working conditions, environmental and other requirements. We require that each of our vendors and licensees comply with the applicable code of conduct or substantially similar compliance standards. All of our vendors from whom we purchase goods are also required by us to adhere to the United States Customs and Border Protection’s Customs-Trade Partnership Against Terrorism program, including standards relating to facility, procedural, personnel and cargo security. On an ongoing basis we assess vendors’ compliance with the applicable code of conduct and applicable laws and regulations through audits performed by either our employees or our designated agents. The assessment of compliance by vendors is directed by our corporate leadership team. In the event we determine that a vendor is not abiding by our required standards, we work with the vendor to remediate the violation. If the violation is not satisfactorily remediated, we will discontinue use of the vendor. For more information on our initiatives with respect to corporate social responsibility, please visit our website at oxfordinc.com.

IMPORT RESTRICTIONS AND OTHER GOVERNMENT REGULATIONS

We are exposed to certain risks as a result of our international operations as substantially all of our merchandise, as well as the products purchased by our licensing partners, is manufactured by foreign suppliers. During Fiscal 2019, approximately 49% and 18% of our apparel and related products, excluding restaurant products, acquired directly by us or via buying agents, were from producers located in China and Vietnam, respectively, with no other country representing more than 10% of such purchases. Products imported by us, or imported by others and ultimately sold to us, are subject to customs, trade and other laws and regulations governing their entry into the United States and other countries where we sell our products, including various federal, state and local laws and regulations that govern any of our activities that may have adverse environmental, health and safety effects. Noncompliance with these laws and regulations may result in significant monetary penalties.

Substantially all of the merchandise we acquire is subject to certain duties which are assessed on the value of the imported product. These amounts represent a component of the inventories we sell and are included in cost of goods sold in our consolidated statements of operations. We paid total duties of more than $45 million on products imported into the United States directly by us in Fiscal 2019, with the average duty rate on those products of approximately 16% of the value of the imported product. Duty rates vary depending on the type of garment, fiber content and country of origin and are subject to change in future periods. In addition, while the World Trade Organization’s member nations have eliminated quotas on apparel and textiles, the United States and other countries into which we import our products are still allowed in certain circumstances to unilaterally impose "anti-dumping" or "countervailing" duties in response to threats to their comparable domestic industries.

Although we have not been materially inhibited from doing business in desired markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and brands and enter into new markets. In recent years the United States government has implemented additional duties on certain product categories across various industries and during Fiscal 2019 higher tariffs on apparel and related products manufactured in China were implemented. It is possible that additional duty increases could occur in future years, which could have a significant unfavorable impact on the apparel retail industry and our cost of goods sold, operations, net sales, net earnings and cash flows. Our management regularly monitors proposed regulatory changes and the existing regulatory environment, including any impact on our operations or on our ability to import products. As a result of these changes and increased costs of production in certain countries that unfavorably impact our cost of goods sold, we continue to make changes in our supply chain, including exiting certain factories and sourcing those apparel or related products from a factory in a different foreign country. We anticipate that the proportion of our products sourced from China will decrease in Fiscal 2020 as a result of our ongoing efforts to shift production from China.

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

As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2019 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. Our third quarter has historically been our smallest net sales and operating income quarter based on the appeal and assortment of our brands’ product collections. The following table presents our percentage of net sales and operating results by quarter for Fiscal 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	27%	22%	26%
Operating income	32%	43%	3%	22%

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

EMPLOYEES

As of February 1, 2020, we employed approximately 6,100 persons, of whom approximately 85% were employed in the United States. Approximately 70% of our employees were retail store and restaurant employees. We believe our employee relations are good.

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

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our business, revenues, financial condition and results of operations.

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises may adversely affect our business, revenues, financial condition and results of operations. The risk of a pandemic, or public perception of the risk, could cause customers to avoid public places, including retail stores and restaurants, and could cause temporary or long-term disruptions in our supply chains and/or delays in our receipt or delivery of inventory.

The outbreak of COVID-19 identified in Wuhan, China in December 2019 and subsequently recognized as a pandemic by the World Health Organization in March 2020 has severely restricted the level of economic activity around the world. In response to this pandemic, the governments and public health officials of many countries, states, cities and other geographic regions have taken preventative or protective actions to mitigate the spread and severity of the coronavirus, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Due to the COVID-19 outbreak, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurants in North America on March 17, 2020. Subsequent to those closures, we also temporarily closed all of our retail locations in Australia. This pandemic and the related preventative and protective actions have significantly impacted our business and the business operations of other apparel retailers, including our wholesale customers, and has had, and will continue to have, a significant effect on our sales and results of operations for Fiscal 2020.

Our business is particularly sensitive to reductions in discretionary consumer spending, and we cannot predict the degree to, or the time period over, which our business will be affected by this coronavirus pandemic. There are numerous uncertainties associated with this outbreak, including the number of individuals who will become infected, whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready to be used, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future, whether the coronavirus’ impact will be seasonal, the duration of store and restaurant closures, the impact on the U.S. and world economy and numerous other uncertainties. Further, even after containment of the virus or after some or all of our stores and restaurants are able to resume operations, any significant reduction in consumer willingness to visit malls and shopping centers, the levels of consumer discretionary spending or employee willingness to work in our stores and restaurants would result in a further loss of revenues of cash flows.

The coronavirus pandemic has also impacted, and may continue to impact, our office locations and distribution centers, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages and decreased productivity. These effects may negatively impact our ability to meet consumer demand and may increase our costs of production and distribution.

For the reasons set forth above and other reasons that may come to light if this coronavirus outbreak and any associated protective or preventative measures expand, we cannot reasonably estimate the impact to our business, revenues, financial condition or results of operations; however, the adverse impact of this event will be significant.

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

The highly competitive apparel industry is characterized by highly reduced barriers to entry. There is an abundant number of domestic and foreign apparel designers, manufacturers, distributors, importers, licensors and retailers, some of whom are also our customers, and some of whom may be significantly larger, are more diversified and/or have significantly greater financial resources than we do. Competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.

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

The retail apparel market has been evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailers. This includes greater transparency for consumers in product pricing and competitive offerings from competing brands as a result of technological advances; continued declines in retail traffic for traditional fashion retailers, as consumers find new ways to shop; the entry by large e-commerce retailers and others with significant financial resources and enhanced distribution capabilities into the fashion retail space; increased investment in technology and multi-channel distribution strategies by large, traditional bricks and mortar and big box retailers; ongoing success in off-price and fast fashion channels of distribution, in particular those who offer brand label products at clearance; an increased emphasis by consumers on purchasing products that incorporate sustainable materials and practices in the supply chain; and increased promotional activities, both online and in-store, by department stores and traditional fashion retailers seeking to remain competitive, and in some cases viable.

Any inability on our part to properly manage the competitive challenges in our industry and effectively adapt to the evolving consumer shopping behavioral trends may result in lost sales, increase our costs and/or adversely impact our results of operations, financial condition, reputation and credibility.

Our success depends on the reputation and value of our brands; any failure to maintain the reputation or value of our brands and/or to offer innovative, fashionable and desirable products could adversely affect our business operations and financial condition.

Our success depends on the reputation and value of our brand names. The value of our brands could be diminished by actions taken by us or by our wholesale customers or others who have an interest in the brands. Actions that could cause harm to our brands include failing to respond to emerging fashion trends or meet consumer quality expectations; selling products bearing our brands through distribution channels that are inconsistent with the retail channels in which our customers expect to find those brands; becoming overly promotional; or setting up consumer expectations for promotional activity for our products. Customer activation, retention and acquisition in today’s technology-driven retail environment is critical and becoming more costly. As a result, we are becoming more reliant on social media as one of our marketing strategies, and the value of our brands could be adversely affected if we do not effectively communicate our brand message through social media vehicles that interface with existing and potential customers in “real-time.”

During Fiscal 2019, Tommy Bahama’s and Lilly Pulitzer’s net sales represented 60% and 25%, respectively, of our consolidated net sales. The significant concentration in our portfolio heightens the risks we face if one of these brands fails to meet our expectations and/or is adversely impacted by actions we or third parties take with respect to that brand or by competitive conditions in the apparel industry.

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

We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns. The demand for apparel products changes as regional, domestic and international economic conditions change and may be significantly impacted by trends in consumer confidence and discretionary consumer spending patterns, which may be influenced by employment levels; recessions; inflation; fuel and energy costs; interest rates; tax rates; personal debt levels; savings rates; stock market and housing market volatility; shifting social ideology; natural disasters, public health issues (such as the impact of the ongoing COVID-19 pandemic) and/or weather patterns; and general uncertainty about the future. The factors impacting consumer confidence and discretionary consumer spending patterns are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy. In addition, as the growth in our direct to consumer operations continues to outpace our other operations, we have increased exposure to the risks associated with a volatile and unpredictable economic environment. Any decline in consumer confidence or change in discretionary consumer spending patterns could reduce our sales and/or adversely affect our business and financial condition.

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

We generate a significant percentage of our wholesale sales from a few key customers. For example, during Fiscal 2019, 44% of our consolidated wholesale sales, or 13% of our consolidated net sales, were to our five largest customers. Over the last several years, there have been significant levels of store closures and bankruptcies and financial restructurings by department stores and other large retailers, particularly as the retail industry has transitioned more towards online and mobile transactions; increased prevalence and emphasis on private label products at large retailers; direct sourcing of products by large retailers; consolidation of a number of retailers; and increased competition experienced by our wholesale customers from online competitors. A decrease in the number of stores that carry our products, restructuring of our customers’ operations, continued store closures by major department stores and other large retailers, increased direct sourcing and greater leverage by customers, realignment of customer affiliations or other factors could negatively impact our net sales and profitability.

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

We also extend credit to most of our key wholesale customers without requiring collateral, which results in a large amount of receivables from just a few customers. At February 1, 2020, our five largest outstanding customer balances represented $32 million, or 55% of our consolidated receivables balance. Companies in the apparel industry, including some of our customers, may experience financial difficulties, including bankruptcies, restructurings and reorganizations, tightened credit markets and/or declining sales and profitability, all of which may be exacerbated as a result of the ongoing COVID-19 outbreak and any resulting economic downturn. A significant adverse change in a customer’s financial position or ability to satisfy its obligations to us could cause us to limit or discontinue business with that customer, in some cases after we have already made product purchase commitments for inventory; require us to assume greater credit risk relating to that customer’s receivables; or limit our ability to collect amounts related to shipments to that customer.

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

We source substantially all of our products from non-exclusive, third party producers located in foreign countries, including sourcing approximately 49% and 18% of our product purchases from China and Vietnam, respectively, during Fiscal 2019. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term supply contracts but, instead, conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We also depend on the ability of these third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity, and in some cases, the products we purchase and the raw materials that are used in our products are available only from one source or a limited number of sources. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of available production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. In addition, we may experience disruptions in our supply chain as we actively seek to diversify the jurisdictions from which we source products. Any such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis. This would jeopardize our ability to properly merchandise our direct to consumer channels and service our customers, which may, in turn, have a negative impact on our customer relationships and result in lower net sales and profits.

Due to our sourcing activities, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate. These risks include changes in social, political, labor and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers are located; the imposition of additional or new duties, tariffs, taxes, quota restrictions or other changes and shifts in sourcing patterns as a result of such changes, including lingering uncertainties with respect to the potential imposition or retraction of punitive tariffs on products manufactured in China; public health issues, such as the ongoing COVID-19 outbreak, leading government-imposed restrictions; significant delays in the delivery of our products, due to security or other considerations; fluctuations in sourcing costs; the imposition of antidumping or countervailing duties; fluctuations in the value of the dollar against foreign currencies; changes in customs procedures for importing apparel products; and restrictions on the transfer of funds to or from foreign countries. We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. Any of these factors may disrupt our supply chain, and we may be unable to offset any associated cost increases by shifting production to suitable manufacturers in other jurisdictions in a timely manner or at acceptable prices, and future regulatory actions or changes in international trade regulation may provide our competitors with a material advantage over us or render our products less desirable in the marketplace.

Our operations are reliant on information technology and any interruption or other failure, including an inability to timely upgrade our systems, may impair our ability to provide products to our customers, efficiently conduct our operations and/or meet the needs of our management.

The efficient operation of our business depends on information technology. This requires us to devote significant financial and employee resources to information technology initiatives and operations. Information systems are used in all stages of our operations and as a method of communication with our customers, service providers and suppliers. Many of our information technology solutions are operated and/or maintained by third parties, including our use of cloud-based solutions. Additionally, each of our operating groups uses e-commerce websites, point-of-sale systems and wholesale ordering systems to acquire, manage and sell goods. Our management also relies on information systems to provide relevant and accurate information in order to allocate resources, manage operations and forecast and report our operating results. Service interruptions may occur as a result of a number of factors, including power outages, consumer traffic levels, computer viruses, hacking or other unlawful activities by third parties, human error, disasters or failures to properly install, upgrade, integrate, protect, repair or maintain our various systems and e-commerce websites. We regularly evaluate upgrades or enhancements to our information systems to more efficiently and competitively operate our businesses, including periodic upgrades to warehouse management, guest relations, omnichannel and/or enterprise order management systems in our businesses. We may experience difficulties during the implementation, upgrade or subsequent operation of our systems and/or not be equipped to address system problems. Any material disruption in our information technology solutions, or any failure to timely, efficiently and effectively integrate new systems, could have an adverse effect on our business or results of operations.

In addition, as our business continues to grow and we face new challenges in the current retail environment, we evaluate our systems on an ongoing basis to ensure they meet our business needs and, as needed, replace and/or upgrade those systems, which may be expensive undertakings. We must, however, be diligent in our evaluation of these systems, as reliance on outdated technology may inhibit our ability to operate efficiently, which could adversely affect our financial condition and results of operations. As we transition to new systems, we may also face certain challenges, including the risk of introducing cybersecurity vulnerabilities into our systems or the loss of certain functionality, information from our legacy systems and efficient interfaces with third party and continuing systems. Temporary processes or solutions, including manual operations, which may be required to be instituted in the short term could also significantly increase the risk of loss or corruption of data and information. All of these events could have a material adverse effect on our financial condition and results of operations.

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

If any of our primary distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, including as a result of natural or man-made disasters, pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), human error, cybersecurity attacks, computer viruses or otherwise, if our distribution facilities fail to upgrade their technological systems to ensure efficient operations or if we are unable to receive goods in a distribution center or to ship the goods in a distribution center, as a result of a technology failure or otherwise, we could experience a substantial loss of inventory, a reduction in sales, higher costs, insufficient inventory at our retail stores to meet consumer expectations and longer lead times associated with the distribution of our products. In addition, for the distribution facilities that we operate, there are substantial fixed costs associated with these large, highly automated distribution centers, and we could experience reduced operating and cost efficiencies during periods of economic weakness. Any disruption to our distribution facilities or in their efficient operation could negatively affect our operating results and our customer relationships.

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

Despite our implementation of security measures, if an actual or perceived data security breach occurs, whether as a result of cybersecurity attacks, computer viruses, vandalism, ransomware, human error or otherwise, or if there are perceived vulnerabilities in our systems, the image of our brands and our reputation and credibility could be damaged, and, in some cases, our continued operations may be impaired or restricted. The costs to prevent, eliminate or mitigate cyber or other security problems and vulnerabilities, including to comply with security or other measures under state, federal and international laws governing the unauthorized disclosure of confidential information, to resolve any litigation or to investigate any actual or perceived breach and to enhance cybersecurity protection through organizational changes, deploying additional personnel and protection technologies, training employees and engaging third party experts and consultants could be significant and result in significant financial losses and expenses, as well as lost sales. In addition, although we have business continuity plans and other safeguards in place, our operations may be adversely affected by an actual or perceived data security breach. While we continue to evolve and modify our business continuity plans, there can be no assurance in an escalating threat environment that they will be effective in avoiding disruption and business impacts, and any insurance we maintain may not be adequate to compensate us for all resulting losses.

As an ongoing part of our business operations, including direct to consumer transactions and marketing through various social media tools, we regularly collect and use sensitive and confidential personal information, including of our customers, employees and suppliers. The routine operation of our business involves the storage and transmission of customer personal information and preferences, and we use social media and other online and technology-driven marketing and related activities to connect with our customers. The regulatory environment governing our use of individually identifiable data of customers, employees and others is complex, and the security of personal information is a matter of public concern.

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

The regulatory environment is constantly changing with new and modified state, federal and international privacy and security laws, such as the General Data Protection Regulation in the E.U. and the California Consumer Privacy Act, which became effective in Fiscal 2018 and Fiscal 2019, respectively. Compliance with these laws, and any newly enacted laws and regulations, may require us to modify our operations and/or incur costs to make necessary systems changes and implement new administrative processes. Our failure to comply with these laws and regulations could lead to significant fines and penalties or adverse publicity.

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

Our senior management has substantial experience and expertise in the apparel and related industries, with our Chairman and Chief Executive Officer Mr. Thomas C. Chubb III having worked with our company for over 30 years, including in various executive management capacities. Our success depends on disciplined execution at all levels of our organization, including our senior management, and continued succession planning. Competition for qualified personnel is intense, and we compete to attract and retain these individuals with other companies that may have greater financial resources than us. While we believe that we have depth within our management team, the unexpected loss of any of our senior management, or the unsuccessful integration of new leadership, could harm our business and financial performance. In addition, we may be unable to retain or recruit qualified personnel in key areas such as product design, sales, marketing (including individuals with key insights into digital and social media marketing strategies), distribution, technology, sourcing and other support functions, which could result in missed sales opportunities and harm to key business relationships.

We may be unable to grow our business through organic growth, and any failure to successfully execute this aspect of our business strategy may have a material adverse effect on our business, financial condition, liquidity and results of operations.

One key component of our business strategy is organic growth in our brands. Organic growth may be achieved by, among other things, increasing sales in our direct to consumer channels; selling our products in new markets, such as the opening of Lilly Pulitzer retail stores in Hawaii in Fiscal 2018 and California in Fiscal 2019; increasing our market share in existing markets; expanding the demographic appeal of our brands; expanding our margins through product cost reductions, price increases, or otherwise; expanding the customer reach of our brands through new and enhanced advertising initiatives; and increasing the product offerings and concepts within our various operating groups, such as the opening of additional Marlin Bars at Tommy Bahama and the launch of owned retail stores at Southern Tide. Successful growth of our business is subject to, among other things, our ability to implement plans for expanding and/or maintaining our existing businesses and categories within our businesses at satisfactory levels. We may not be successful in achieving suitable organic growth, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.

We have engaged in a multi-year initiative to improve Tommy Bahama’s operating performance and long-term growth prospects, which has included an enhanced outlet and clearance strategy, improving gross margin through selective price increases and reducing product costs, selectively right-sizing our store footprint and controlling overhead and operating expenses. A strategic initiative of this nature is inherently challenging and faces significant potential risks, and any failure may adversely affect our ability to achieve long-term sustainable growth while at the same time detracting from our focus and execution of other strategic initiatives.

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

Growth of our business through acquisitions of lifestyle brands that fit within our business model is a component of our long-term business strategy. Acquisitions involve numerous risks, including: the competitive climate for desirable acquisition candidates, which drives market multiples; the benefits of the acquisition not materializing as planned or not materializing within the time periods or to the extent anticipated; our ability to manage the people and processes of an acquired business; difficulties in retaining key relationships with customers and suppliers; risks in entering geographic markets and/or product categories in which we have no or limited prior experience; the assumption of contractual and other liabilities, some of which may not be known at the time of acquisition; and the possibility that we pay more to consummate an acquisition than the value we derive from the acquired business. Additionally, acquisitions may cause us to incur debt, or make dilutive issuances of our equity securities.

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

In addition, integrating acquired businesses is a complex, time-consuming and expensive process. The integration process for newly acquired businesses could create a number of challenges and adverse consequences for us associated with the integration of product lines, support functions, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired and existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; operating business in new geographic territories; diversion of the attention of our management from other areas of our business; and the impairment of relationships with customers of the acquired and existing businesses. Acquisitions are inherently risky, and we cannot be certain that any acquisition will be successful and will not materially harm our business, operating results or financial condition.

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

As the fashion retail environment evolves, our investment criteria for acquisitions has grown to include smaller brands, such as Southern Tide and TBBC which we acquired in Fiscal 2016 and Fiscal 2017, respectively, in an earlier stage of the brand’s life cycle, where we can more fully integrate the brand into our existing infrastructure and shared services functions and better leverage our resources. While acquisitions of these early stage brands may have a smaller upfront purchase price, the limited operating history, less experienced management teams and less sophisticated systems, infrastructure and relationships generally associated with such brands may heighten the risks associated with acquisitions generally, including the heightened risk that the target company may be unable to achieve the projected financial results anticipated. In addition, we are frequently engaged by burgeoning brands seeking debt or equity financing, as well as strategic direction, about pursuing a non-controlling investment, which we did with TBBC prior to the acquisition. Minority investments, while not requiring the same level of financial commitment as a control transaction, presents additional risks, including the potential disproportionate distraction to our management team relative to the potential financial benefit; the potential for a conflict of interest; the damage to our reputation of associating with a brand which may take actions inconsistent with our values; and the financial risks associated with making an investment in an unproven business model.

From time to time, we also divest or discontinue businesses, product lines and/or programs, including exiting relationships with certain wholesale customers, including department stores, that do not align with our strategy or provide the returns that we expect or desire. Such dispositions and/or discontinuations may result in underutilization of our retained resources if the exited operations are not replaced with new lines of business, either internally or through acquisition. In addition, we may become responsible for unexpected liabilities, some of which may be triggered or increased by a purchaser’s operation of the disposed business following the transaction. Those liabilities combined with any other liabilities we contractually retain, individually or in the aggregate, could adversely affect our financial condition and results of operations.

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

Many factors, such as economic conditions, fashion trends, consumer preferences, the financial condition of our wholesale customers and weather, make it difficult to accurately forecast demand for our products. In order to meet the expected demand for our products in a cost-effective manner, we make commitments for production several months prior to our receipt of these goods and often in advance of firm commitments, if any, from wholesale customers. Depending on the demand levels for our products, we may be unable to sell the products we have ordered or that we have in our inventory, which may result in inventory markdowns or the sale of excess inventory at discounted prices and through off-price channels. These events, many of which could be exacerbated as a result of the ongoing COVID-19 outbreak, could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate demand for our products or if we are unable to access our products when we need them, for example due to a third party manufacturer’s inability to source materials or produce goods in a timely fashion or as a result of delays in the delivery of products to us, we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost sales, any of which could harm our business. These risks relating to inventory may also escalate as our direct to consumer sales continue to increase as a proportion of our consolidated net sales, given the absence of purchase commitments for direct to consumer-designated inventory.

We may be unable to protect our trademarks and other intellectual property.

We believe that our trademarks and other intellectual property, as well as certain contractual arrangements, including licenses, and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. In Fiscal 2019, 93% of our consolidated net sales were attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree on our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.

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

We have also seen increases in the cost of labor at many of our suppliers in recent years, as well as in freight costs, and as a result of the COVID-19 outbreak may experience increases in our supply chain and/or distribution and logistics functions. Although we attempt to mitigate the effect of increases in our cost of goods sold through sourcing initiatives and by selectively increasing the prices of our products, these product costing pressures, as well as other variable cost pressures, may materially increase our costs, and we may be unable to fully pass on these costs to our customers.

As of February 1, 2020, we had approximately 6,100 employees worldwide, of which approximately 70% are retail store and restaurant employees. The employment and employment-related costs associated with our employees are a significant component in our SG&A, particularly of our retail store and restaurant operations. Employment costs are affected by labor markets, as well as various federal, state and foreign laws governing matters such as minimum wage rates, overtime compensation and other requirements. In addition, in recent years, there has been significant political pressure and legislative action to increase the minimum wage rate in many of the jurisdictions in which our stores are located. Any increases in our employment costs, as a result of market conditions or otherwise, may materially increase our costs, reduce the profitability of our operations and/or adversely impact our results of operations.

We are subject to risks associated with leasing real estate for our retail stores and restaurants, which generally consist of long-term leases negotiated at prevailing market rents.

An integral part of our strategy has been to develop and operate retail stores and restaurants for certain of our lifestyle brands. Net sales from our retail stores and restaurants were 47% of our consolidated net sales during Fiscal 2019.

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

Our retail store and restaurant leases generally represent long-term financial commitments, with substantial costs at lease inception for a location’s design, leasehold improvements, fixtures and systems installation and recurring fixed costs. On an ongoing basis, we review the financial performance of our retail and restaurant locations in order to determine whether continued operation is appropriate. Even if we determine that it is desirable to exit a particular location, we may be unable to close an underperforming location due to continuous use clauses and/or because negotiating an early termination would be cost prohibitive. In addition, due to the fixed-cost structure associated with these operations, negative cash flows or the closure of a retail store or restaurant could result in write-downs of inventory, impairment of leasehold improvements, impairment of operating lease assets and/or other long-lived assets, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results. Furthermore, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could force us to close retail stores and/or restaurants in desirable locations.

Our geographic concentration of retail stores, restaurants and wholesale customers for certain of our brands exposes us to certain regional risks.

Our operations and retail and restaurant locations are heavily concentrated in the United States (202 of 224 locations as of February 1, 2020, with 97% of our consolidated net sales in the United States during Fiscal 2019) and, within the United States in certain geographic areas, including Florida, California, Texas and Hawaii for our Tommy Bahama operations (75 of 140 domestic stores and 13 of 16 restaurants, including Marlin Bars, are in these states as of February 1, 2020) and Florida, Massachusetts and Virginia for our Lilly Pulitzer operations (31 of 61 retail stores as of February 1, 2020). Additionally, the wholesale sales for each of Tommy Bahama, Lilly Pulitzer and Southern Tide are also geographically concentrated, including in geographic areas where we have concentrations of our own retail store locations. Due to these concentrations, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, public health crises, changing demographics and other factors.

Our operations and those of our suppliers, vendors and wholesale customers may be affected by changes in weather patterns, natural or man-made disasters, public health crises, war, terrorism or other catastrophes.

Our sales volume and operations and the operations of third parties on whom we rely, including our suppliers, vendors and wholesale customers, may be adversely affected by unseasonable or severe weather conditions, natural or man-made disasters, public health crises, war, terrorist attacks, including heightened security measures and responsive military actions, or other catastrophes which may cause consumers to alter their purchasing habits or result in a disruption to our operations. Because of the seasonality of our business, the concentration of a significant proportion of our retail stores and wholesale customers in certain geographic regions, including a resort and/or coastal focus in Tommy Bahama’s, Lilly Pulitzer’s and Southern Tide's operations, the concentration of our sourcing operations and the concentration of our distribution center operations, the occurrence of such events could disproportionately impact our business, financial condition and operating results.

We hold licenses for the use of other parties’ brand names, and we cannot guarantee our continued use of such brand names or the quality or salability of such brand names.

We have entered into license and design agreements to use certain trademarks and trade names, including Kenneth Cole, Dockers, Cole Haan and Nick Graham in Lanier Apparel, to market some of our products. During Fiscal 2019, sales of products bearing brands licensed to us accounted for 6% of our consolidated net sales and 65% of Lanier Apparel’s net sales. When we enter into these license and design agreements, they generally provide for short contract durations (typically three to five years); these agreements may include options to extend the term of the contract but, when available, are generally subject to our satisfaction of certain contingencies (e.g., minimum sales thresholds) that may be difficult for us to satisfy. Competitive conditions for the right to use popular trademarks means that we cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration, that the terms of any renewal will not result in operating margin pressures or reduced profitability or that we will be able to acquire new licenses to use other desirable trademarks. The termination or expiration of a license agreement would cause us to lose the sales and any associated profits generated pursuant to such license, which could be material, and in certain cases could also result in an impairment charge for related assets, leave us with underutilized overhead and/or adversely impact existing synergies.

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

We operate Tommy Bahama retail stores in Australia and Canada, and are closing our remaining retail operation in Japan during Fiscal 2020. We have limited experience with regulatory environments and market practices related to international operations and there are risks associated with doing business in international markets, including lack of brand recognition in certain markets; understanding fashion trends and satisfying consumer tastes; market acceptance of our products, which is difficult to assess immediately; establishing appropriate market-specific operational and logistics functions; managing compliance with the various legal requirements; staffing and managing foreign operations; fluctuations in currency exchange rates; obtaining governmental approvals that may be required to operate; potentially adverse tax implications; and maintaining proper levels of inventory. If we are unable to properly manage these risks, our business, financial condition and results of operations could be negatively impacted.

We may also elect to enter into retail or wholesale distribution arrangements, or joint ventures, with third parties for certain markets. For example, a third party operates Tommy Bahama retail stores in the United Arab Emirates. Any such arrangements are subject to a number of risks and uncertainties, including our reliance on the operational skill and expertise of a local operator, the ability of the joint venture or operator to manage its employees and appropriately represent our brands in those markets and any protective rights that we may be forced to grant to the third party, which could limit our ability to fully realize the anticipated benefits of such a relationship.

We are also subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, in addition to the local laws of the foreign countries in which we operate. If any of our international operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

We make use of debt to finance our operations, which exposes us to risks that could adversely affect our business, financial position and operating results.

Our levels of debt vary as a result of the seasonality of our business, investments in our operations and working capital needs, and may increase in the future under our existing credit facility or potentially under new facilities, or the terms or forms of our financing arrangements may change.

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

In addition, we have interest rate risk on indebtedness under our variable rate U.S. Revolving Credit Agreement. Our exposure to variable rate indebtedness may increase in the future, based on our debt levels and/or the terms of future financing arrangements. Further, an increase in the interest rate environment would require us to pay a greater amount towards interest, even if the amount of borrowings outstanding remains the same.

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

The continued growth of our business also depends on our access to sufficient funds. We rely on cash flow from operations and borrowings under our U.S. Revolving Credit Agreement to fund our working capital, capital expenditures and investment activities. As of February 1, 2020, we had $322 million in unused availability under our U.S. Revolving Credit Agreement. If our cash flow from operations decline significantly, including any such decline related to reduced store traffic and widespread store and restaurant closures as a result of the COVID-19 pandemic, or if the need arises in the future to finance expenditures in excess of those supported by the existing credit facility, we may need to seek additional funding, which may be through debt or equity financing. Our ability to obtain that financing will depend on many factors, including prevailing market conditions, our financial condition and, depending on the sources of financing, our ability to negotiate favorable terms and conditions. The terms of any such financing or our inability to secure such financing could adversely affect our ability to execute our strategies.

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

We received U.S. dollars for 97% of our product sales during Fiscal 2019, with the remaining sales primarily related to our retail operations during the year in Canada, Australia and Japan. An increase in the value of the U.S. dollar compared to other currencies in which we have sales could result in lower levels of sales and earnings reported in our consolidated statements of operations, even though the sales in foreign currencies could be equal to or greater than amounts in prior periods. In addition, to the extent that a stronger U.S. dollar increases product and other costs, products sold in foreign markets in the local currency may realize lower gross margins.

Our business could be impacted as a result of actions by activist shareholders or others.

We may be subject, from time to time, to legal and business challenges or disruptions in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of activism may lead to the perception of a change in the direction of the business or other instability and may adversely affect our relationships with vendors, customers, prospective and current employees and others.

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

In the ordinary course of business, we enter into lease agreements for our direct to consumer operations, including leases for retail and restaurant space. Most of the leases require us to pay specified minimum rent, as well as a portion of operating expenses, real estate taxes and insurance applicable to the property, contingent rent based on a percentage of the location’s net sales in excess of a specific threshold and in some locations sales tax on rental amounts paid to the landlord. The leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement, among other terms and conditions. Periodically, we assess the operating results of our direct to consumer locations to assess whether the location provides, or is expected to provide, an appropriate long-term return on investment, whether the location remains brand appropriate and other factors. As a result of this assessment, we may determine that it is appropriate to close certain stores that do not continue to meet our investment criteria, not renew certain leases, exercise an early termination option, or otherwise negotiate an early termination. For existing leases in desirable locations, we anticipate that we will be able to extend our leases, to the extent that they expire in the near future, on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms. The terms and conditions of lease renewals or relocations may not be as favorable as existing leases.

As of February 1, 2020, our direct to consumer locations used approximately 0.9 million square feet of leased space in the United States, Canada, Australia and Japan. Each of our retail stores and restaurants is less than 20,000 square feet, and we do not believe that we are dependent upon any individual retail store or restaurant location for our business operations. Greater detail about the retail space used by each operating group is included in Part I, Item 1, Business included in this report.

As of February 1, 2020, we used approximately 1.6 million square feet of owned or leased distribution, manufacturing and administrative/sales facilities in the United States, Mexico and Hong Kong. In addition to our owned and leased distribution facilities, we may use certain third party warehouse/distribution providers where we do not own or lease any space. Our distribution, manufacturing, administrative and sales facilities provide space for employees and functions used in support of our direct to consumer and wholesale operations.

Details of the principal administrative, sales, distribution and manufacturing facilities used in our operations, including approximate square footage, are as follows:

			Square	Lease
Location	Primary Use	Operating Group	Footage	Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	115,000	2026
Auburn, Washington	Distribution center	Tommy Bahama	325,000	2025
King of Prussia, Pennsylvania	Sales/administration and distribution center	Lilly Pulitzer	160,000	Owned
Toccoa, Georgia	Distribution center	Lanier Apparel	310,000	Owned
Merida, Mexico	Manufacturing plant	Lanier Apparel	80,000	Owned
Greenville, South Carolina	Sales/administration	Southern Tide	14,000	2024
Atlanta, Georgia	Sales/administration	Corporate and Other and Lanier Apparel	30,000	2024
Lyons, Georgia	Distribution center	Various	420,000	Owned

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 27, 2020, there were 291 record holders of our common stock.

On March 24, 2020, our Board of Directors approved a cash dividend of $0.25 per share payable on May 1, 2020 to shareholders of record as of the close of business on April 17, 2020. Although we have paid dividends in each quarter since we became a public company in July 1960, including $25 million in total or $1.48 per common share in Fiscal 2019, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during Fiscal 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Fourth Quarter of Fiscal 2019, we repurchased the following shares pursuant to these plans:

			Total Number of	Maximum
			Shares	Number of Shares
		Average	Purchased as	That May Yet be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased	Share	or Programs	Programs
November (11/3/19 - 11/30/19)	—	$—	—	—
December (12/1/19 - 1/4/20)	—	$—	—	—
January (1/5/20 - 2/1/20)	3,968	$69.40	—	—
Total	3,968	$69.40	—	—

In March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of February 1, 2020, no shares of our stock had been repurchased pursuant to this authorization. However, subsequent to the end of Fiscal 2019, in February and March 2020, we repurchased 332,000 shares of our common stock for $18 million under an open market stock repurchase program (Rule 10b5-1 plan) pursuant to the Board of Directors’ authorization.

Stock Price Performance Graph

The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years, beginning January 31, 2015 and ending February 1, 2020, of:

●	The S&P SmallCap 600 Index; and
●	The S&P 500 Apparel, Accessories and Luxury Goods.

Comparison of Cumulative Total Return
DOLLARS
250
200
150
100
50
0
Oxford Industries, Inc.
S&P SmallCap 600 Index
S&P 500 Apparel, Accessories & Luxury Goods
1/31/15
1/30/16
1/28/17
2/3/18
2/2/19
2/1/2020

	INDEXED RETURNS
	Base Period	Years Ended
Company / Index	1/31/15	1/30/16	1/28/17	2/3/18	2/2/19	2/1/20
Oxford Industries, Inc.	100	126.63	99.76	148.64	147.43	135.14
S&P SmallCap 600 Index	100	95.31	128.67	146.79	147.31	157.07
S&P 500 Apparel, Accessories & Luxury Goods	100	83.78	71.38	91.12	84.92	78.24

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

	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
	(in millions, except per share amounts)
Net sales	$1,122.8	$1,107.5	$1,086.2	$1,022.6	$969.3
Cost of goods sold	477.8	470.3	473.6	442.3	412.7
Gross profit	645.0	637.2	612.6	580.3	556.6
SG&A	566.1	560.5	540.5	504.6	473.5
Royalties and other operating income	14.9	14.0	13.9	14.2	14.4
Operating income	93.7	90.6	86.0	89.9	97.5
Interest expense, net	1.2	2.3	3.1	3.4	2.5
Earnings from continuing operations before income taxes	92.4	88.3	82.9	86.5	95.1
Income taxes	23.9	22.0	18.2	32.0	36.5
Net earnings from continuing operations	68.5	66.3	64.7	54.5	58.6
Income (loss), including loss on sale, from discontinued operations, net of taxes	—	—	0.4	(2.0)	(28.0)
Net earnings	$68.5	$66.3	$65.1	$52.5	$30.6
Diluted earnings from continuing operations per share	$4.05	$3.94	$3.87	$3.27	$3.54
Diluted income (loss), including loss on sale, from discontinued operations per share	$—	$—	$0.02	$(0.12)	$(1.69)
Diluted net earnings per share	$4.05	$3.94	$3.89	$3.15	$1.85
Diluted weighted average shares outstanding	16.9	16.8	16.7	16.6	16.6
Dividends declared and paid	$25.2	$23.1	$18.2	$18.1	$16.6
Dividends declared and paid per share	$1.48	$1.36	$1.08	$1.08	$1.00
Total assets, at period-end	$1,033.4	$727.3	$699.9	$685.2	$582.7
Long-term debt at period-end	$—	$13.0	$45.8	$91.5	$44.0
Shareholders’ equity, at period-end	$528.6	$478.4	$429.8	$376.1	$334.4
Cash provided by operating activities	$121.9	$96.4	$118.6	$118.6	$105.4
Capital expenditures	$37.4	$37.0	$38.7	$49.4	$73.1
Depreciation and amortization expense	$40.3	$42.5	$42.4	$42.2	$36.4
Equity compensation expense	$7.6	$7.3	$6.4	$6.4	$5.2
LIFO accounting charge (credit)	$1.5	$0.8	$7.8	$(5.9)	$0.3
Book value per share at period-end	$31	$28	$26	$22	$20
Stock price per share at period-end	$69	$77	$79	$54	$70

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, cash flows, liquidity and capital resources compares Fiscal 2019 to Fiscal 2018 and should be read in conjunction with our consolidated financial statements contained in this report.

The results of operations, cash flows, liquidity and capital resources for Fiscal 2018 compared to Fiscal 2017 are not included in this report on Form 10-K. For a discussion of our results of operations, cash flows, liquidity and capital resources for Fiscal 2018 compared to Fiscal 2017 and certain other financial information related to Fiscal 2018 and Fiscal 2017, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our 2018 Annual Report on Form 10-K, filed with the SEC on April 1, 2019, which is available on the SEC’s website at www.sec.gov and under the Investor Relations section of our website at www.oxfordinc.com.

OVERVIEW

Business Overview

We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands and other owned and licensed brands as well as private label apparel products of Lanier Apparel. During Fiscal 2019, 93% of our net sales were from products bearing brands that we own and 97% of our net sales were in the United States.

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection, like Tommy Bahama, Lilly Pulitzer and Southern Tide, can command greater loyalty and higher price points at retail and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them. We believe the principal competitive factors in the apparel industry are reputation, value, and image of brand names; design; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. Our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.

During Fiscal 2019, 70% of our net sales were through our direct to consumer channels of distribution, which consists of our 189 brand-specific full-price retail stores, our e-commerce websites, our Tommy Bahama food and beverage operations and our 35 Tommy Bahama outlets. The remaining 30% of our net sales are generated from our wholesale distribution channels. Our wholesale operations include sales of our lifestyle brands, which complement our direct to consumer operations and provide access to a larger group of consumers, and also represents substantially all the net sales of the Lanier Apparel operating group.

Industry Overview

Each of our Tommy Bahama, Lilly Pulitzer, Lanier Apparel and Southern Tide operating groups operates in highly competitive apparel markets that continue to evolve rapidly with the expanding application of technology to fashion retail. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Increasingly, consumers are choosing to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries.

The competitive and evolving environment may require that brands and retailers approach their operations, including marketing and advertising, very differently than historical practices and may result in increased operating costs and capital investments to generate growth or even maintain current sales levels. While the competition and evolution in the fashion retail industry presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment.

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

Recent Events and Trends

During Fiscal 2019, there was a significant amount of uncertainty related to tariffs on products imported into the United States from China, which has resulted in higher tariffs on apparel and related products manufactured in China. Approximately 49% of our apparel and related products were from producers located in China during Fiscal 2019. As a result of our actions to shift production from China, particularly for goods received in the second half of Fiscal 2019 and thereafter, we expect that the proportion of our apparel and related product sourced from China will decrease in Fiscal 2020. In addition to shifting production to mitigate the incremental tariff costs on our operating results, we negotiated price reductions from certain third party manufacturers and increased direct to consumer and wholesale prices on select products.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. COVID-19 is having a significant effect on overall economic conditions and our operations. While our mission remains the enhancement of long-term shareholder value, our focus during this crisis is and will continue to be the health and well-being of our employees, customers and communities. Due to the COVID-19 outbreak, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurant locations in North America on March 17, 2020. Subsequent to those closures, we also temporarily closed all our retail locations in Australia.

We believe we have adequate liquidity and the financial discipline to address the near-term challenges related to the COVID-19 outbreak. While the disruption is currently expected to be temporary, there is significant uncertainty around its duration. As a result, we have taken a number of actions to mitigate the impact of this pandemic on our business and operations including: in addition to the retail store and restaurant closures, we are furloughing a significant number of our employees; certain of our salaried employees, including our Chief Executive Officer and Chief Financial Officer, are taking reductions in their base salary; we have drawn down $200 million from our U.S. Revolving Credit Agreement to increase our cash position and preserve financial flexibility; our Board of Directors reduced the rate of our dividend payable in the first quarter of Fiscal 2020; we are working with suppliers to cancel, delay or suspend future product deliveries; we are working with our wholesale customers to identify suitable changes to our business arrangements; and we are, in many cases, suspending or deferring capital expenditures.

We have established management committees, reporting to the Chief Executive Officer on an ongoing basis, to continue to monitor the COVID-19 outbreak and its impact and are taking the necessary precautionary measures to protect the health and safety of our employees. Given the dynamic nature of these circumstances, and the uncertain duration and severity of business disruption and its impact on discretionary consumer spending, the financial impact of the COVID-19 outbreak cannot be reasonably estimated at this time but will significantly impact our operating results, cash flows and financial position in Fiscal 2020.

For additional information about our business and each of our operating groups, see Part I, Item 1. Business included in this report. Important factors relating to certain risks which could impact our business, including those resulting from the COVID-19 outbreak, are described in Part I, Item 1A. Risk Factors of this report.

Key Operating Results

The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for Fiscal 2019 compared to Fiscal 2018:

	Fiscal 2019	Fiscal 2018
Net sales	$1,122,790	$1,107,466
Operating income	$93,675	$90,592
Net earnings	$68,493	$66,291
Net earnings per diluted share	$4.05	$3.94
Weighted average shares outstanding - diluted	16,914	16,842

The higher net earnings per diluted share in Fiscal 2019 was primarily due to higher operating income in Lilly Pulitzer, the improved operating results in Corporate and Other and lower interest expense partially offset by lower operating income in Lanier Apparel and a higher effective tax rate, each as discussed below.

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

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men’s tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and any other items that are not allocated to the operating groups including LIFO inventory accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our operating groups, including the operations of TBBC and our Lyons, Georgia distribution center.

For additional information about each of our operating groups, see Part I, Item 1. Business and Note 2 to our consolidated financial statements, both included in this report.

COMPARABLE SALES

We often disclose comparable sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable sales include net sales from our full-price retail stores and e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that the inclusion of both full-price retail stores and e-commerce sites in the comparable sales disclosures is a more meaningful way of reporting our comparable sales results, given similar inventory planning, allocation and return policies, as well as our cross-channel marketing and other initiatives for the direct to consumer channel. For our comparable sales disclosures, we exclude (1) outlet store sales, warehouse sales and e-commerce flash clearance sales, as those clearance sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occur at lower gross margins than our non-clearance direct to consumer sales, and (2) restaurant sales, as we do not currently believe that the inclusion of restaurant sales in our comparable sales disclosures is meaningful in assessing our consolidated results of operations. Comparable sales information reflects net sales, including shipping and handling revenues, if any, associated with product sales.

For purposes of our disclosures, comparable sales consists of sales through e-commerce sites and any physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel or other event which would result in a closure for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space or (3) a relocation to a new space that is significantly different from the prior retail space. For those stores which are excluded based on the preceding sentence, the stores continue to be excluded from comparable sales until the criteria for a new store is met subsequent to the remodel, relocation, or other event. A retail store that is remodeled will generally continue to be included in our comparable sales metrics as a store is not typically closed for longer than a two-week period during a remodel; however, a retail store that is relocated generally will not be included in our comparable sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year because the size or other characteristics of the store typically change significantly from the prior location. Any stores that were closed during the prior fiscal year or current fiscal year, or which we expect to close or vacate in the current fiscal year, as well as any pop-up or temporary store locations, are excluded from our comparable sales metrics.

Definitions and calculations of comparable sales differ among retail companies, and therefore comparable sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies

STORE COUNT

The table below provides store count information for Tommy Bahama, Lilly Pulitzer and Southern Tide as of the dates specified. The table includes our permanent stores and excludes any pop-up or temporary store locations, which have initial lease terms of less than 12 months.

	February 1,	February 2,	February 3,	January 28,
	2020	2019	2018	2017
Tommy Bahama retail stores	111	113	110	111
Tommy Bahama retail-restaurant locations	16	17	18	17
Tommy Bahama outlets	35	37	38	40
Total Tommy Bahama locations	162	167	166	168
Lilly Pulitzer retail stores	61	62	57	40
Southern Tide retail stores	1	—	—	—
Total Oxford locations	224	229	223	208

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

	Fiscal 2019		Fiscal 2018		Fiscal 2017
Net sales	$1,122,790	100.0%	$1,107,466	100.0%	$1,086,211	100.0%
Cost of goods sold	477,823	42.6%	470,342	42.5%	473,579	43.6%
Gross profit	644,967	57.4%	637,124	57.5%	612,632	56.4%
SG&A	566,149	50.4%	560,508	50.6%	540,517	49.8%
Royalties and other operating income	14,857	1.3%	13,976	1.3%	13,885	1.3%
Operating income	93,675	8.3%	90,592	8.2%	86,000	7.9%
Interest expense, net	1,245	0.1%	2,283	0.2%	3,109	0.3%
Earnings from continuing operations before income taxes	92,430	8.2%	88,309	8.0%	82,891	7.6%
Income taxes	23,937	2.1%	22,018	2.0%	18,190	1.7%
Net earnings from continuing operations	$68,493	6.1%	$66,291	6.0%	$64,701	6.0%
Income from discontinued operations, net of taxes	—	NM	—	NM	389	NM
Net earnings	$68,493	NM	$66,291	NM	$65,090	NM

Weighted average shares outstanding - diluted	16,914		16,842		16,734

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Retail	39%	40%	39%
E-commerce	23%	21%	19%
Restaurant	8%	8%	8%
Wholesale	30%	31%	34%
Total	100%	100%	100%

All references to assets, liabilities, revenues, expenses and other information in this report reflect continuing operations and exclude any amounts related to discontinued operations, except that any cash flow information includes continuing operations and discontinued operations as cash flows from discontinued operations have not been segregated from cash flow from continuing operations. Refer to Note 1 in our consolidated financial statements included in this report for additional information about discontinued operations.

FISCAL 2019 COMPARED TO FISCAL 2018

The discussion and tables below compare certain line items included in our statements of operations for Fiscal 2019 to Fiscal 2018. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$676,652	$675,358	$1,294	0.2%
Lilly Pulitzer	284,700	272,299	12,401	4.6%
Lanier Apparel	97,251	100,471	(3,220)	(3.2)%
Southern Tide	46,409	45,248	1,161	2.6%
Corporate and Other	17,778	14,090	3,688	26.2%
Consolidated net sales	$1,122,790	$1,107,466	$15,324	1.4%

Consolidated net sales increased $15 million, or 1%, in Fiscal 2019. The increase in consolidated net sales was primarily driven by (1) a $19 million, or 4%, comparable sales increase to $539 million in Fiscal 2019 from $520 million in Fiscal 2018, with strong comparable sales increases in both Tommy Bahama and Lilly Pulitzer and a double-digit comparable sales increase in our smaller brands, and (2) an incremental net sales increase of $6 million associated with non-comp retail store operations in Lilly Pulitzer. These increases in net sales were partially offset by (1) a $9 million decrease in wholesale sales due to decreases at Tommy Bahama and Lanier Apparel and (2) a $1 million decrease in restaurant sales in Tommy Bahama. The changes in net sales by operating group are discussed below.

Tommy Bahama:

Tommy Bahama net sales increased $1 million in Fiscal 2019 due to a $10 million, or 3%, increase in comparable sales to $369 million in Fiscal 2019 compared to $359 million in Fiscal 2018. This increase was partially offset by (1) a $6 million decrease in wholesale sales primarily reflecting decreased full-price wholesale sales, (2) a $2 million decrease in outlet store sales due to lower sales at existing outlet stores and the net sales impact of outlet store closures, and (3) a $1 million decrease in restaurant sales primarily due to the net impact of certain restaurant closures, remodels and openings since the beginning of Fiscal 2018. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Fiscal 2019	Fiscal 2018
Retail	48%	48%
E-commerce	20%	18%
Restaurant	12%	13%
Wholesale	20%	21%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $12 million, or 5%, in Fiscal 2019 was primarily the result of (1) an incremental net sales increase of $6 million associated with non-comp retail store operations, including stores that were opened, closed or remodeled during Fiscal 2019 and Fiscal 2018 as well as pop-up store locations, and increased gift card breakage income, (2) a $3 million, or 2%, increase in comparable sales to $148 million in Fiscal 2019 from $145 million in Fiscal 2018, including positive comparable sales for full-price e-commerce and negative comparable sales for retail stores, (3) a $2 million increase in e-commerce flash clearance sales and (4) a $1 million increase in wholesale sales reflecting increased off-price wholesale sales and lower full-price wholesale sales. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Fiscal 2019	Fiscal 2018
Retail	41%	42%
E-commerce	38%	36%
Wholesale	21%	22%
Total	100%	100%

Lanier Apparel:

The Lanier Apparel net sales decrease of $3 million, or 3%, in Fiscal 2019 was primarily due to (1) decreased sales in various programs, including lower volume in certain programs and the exit of certain other programs and customers, including those who filed for bankruptcy in Fiscal 2018, (2) decreased sales for certain programs that had initial shipments in Fiscal 2018 that did not repeat at the same levels and (3) increased anticipated returns in the future for certain replenishment programs, which will transition to new replenishment programs with the wholesale account. These decreases were partially offset by increased volume in other seasonal, in-stock and replenishment programs, including initial shipments for new programs in Fiscal 2019. While the Cole Haan and Duck Head businesses both had significant sales growth rates in Fiscal 2019, those business still represent a small proportion of Lanier Apparel’s net sales.

Southern Tide:

The Southern Tide net sales increase of $1 million, or 3%, in Fiscal 2019 was primarily due to higher sales in the e-commerce channel of distribution. Wholesale sales were generally flat as increased full-price wholesale sales driven by higher department store sales were offset by lower off-price wholesale sales. Southern Tide opened its first owned retail store in November 2019 resulting in a minimal amount of owned retail store sales in Fiscal 2019. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	Fiscal
	Fiscal 2019	Fiscal 2018
E-commerce	21%	18%
Wholesale	79%	82%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of TBBC, which includes e-commerce and wholesale operations, and our Lyons, Georgia distribution center operations. The increase in net sales was due to sales growth in TBBC partially offset by lower sales at the Lyons, Georgia distribution center.

Gross Profit

The table below presents gross profit by operating group and in total for Fiscal 2019 and Fiscal 2018, as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$413,200	$413,455	$(255)	(0.1)%
Lilly Pulitzer	174,573	165,486	9,087	5.5%
Lanier Apparel	26,273	28,844	(2,571)	(8.9)%
Southern Tide	22,786	22,572	214	0.9%
Corporate and Other	8,135	6,767	1,368	20.2%
Consolidated gross profit	$644,967	$637,124	$7,843	1.2%
LIFO adjustments in Corporate and Other	$1,454	$773
Tommy Bahama Japan inventory markdown charges	$159	$461
Inventory step-up charges in Corporate and Other	$—	$157

The table below presents gross margin by operating group an in total for Fiscal 2019 and Fiscal 2018.

	Fiscal 2019	Fiscal 2018
Tommy Bahama	61.1%	61.2%
Lilly Pulitzer	61.3%	60.8%
Lanier Apparel	27.0%	28.7%
Southern Tide	49.1%	49.9%
Corporate and Other	NM	NM
Consolidated gross margin	57.4%	57.5%

The increase in consolidated gross profit in Fiscal 2019 was primarily due to increased sales with comparable gross margin. The comparable gross margin includes the impact of lower gross margin in Tommy Bahama, Lanier Apparel and Southern Tide offset by higher gross margin in Lilly Pulitzer. Also, the incremental tariffs on products sourced from China had an unfavorable impact on gross profit of $2 million in Fiscal 2019, with the substantial majority of that amount in Tommy Bahama and Lilly Pulitzer. The changes in gross margin by operating group are discussed below.

Tommy Bahama:

The modest decrease in gross margin for Tommy Bahama was primarily due to (1) Fiscal 2018 including the favorable outcome of a duty assessment assertion, (2) the unfavorable gross margin impact of the incremental tariffs on products sourced from China in Fiscal 2019 and (3) the impact of an increasing proportion of Tommy Bahama direct to consumer sales occurring during periodic loyalty award card, Flip Side and Friends and Family marketing events. These unfavorable items were partially offset by (1) a change in sales mix as full-price and off-price wholesale sales and outlet stores were a lower proportion of net sales for Tommy Bahama in Fiscal 2019 and (2) improved initial margins reflecting progress in our initiatives to selectively increase prices and reduce product costs.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer reflects (1) improved gross margin on the e-commerce flash clearance sales resulting from lower markdowns on the product sold and lower freight costs, (2) a change in sales mix as full-price e-commerce sales represented a greater proportion of net sales and (3) the impact of higher gift card breakage income. These favorable items were partially offset by (1) lower gross margin in the Lilly Pulitzer wholesale business primarily due to off-price wholesale sales representing a greater proportion of wholesale sales and lower gross margin on wholesale sales and (2) the unfavorable gross margin impact of the incremental tariffs on products sourced from China in Fiscal 2019.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to increased inventory markdowns in Fiscal 2019 in the Lanier Apparel tailored clothing business as well as in the Lanier Apparel sportswear business, which was primarily due to our decision to exit certain unprofitable customers and channels of wholesale distribution in Fiscal 2020. These markdowns were partially offset by a change in sales mix as sales of licensed branded products, which typically have a higher gross margin represented a greater proportion of net sales in Fiscal 2019.

Southern Tide:

The decrease in gross margin for Southern Tide was primarily due to the prior year including an insurance recovery on certain inventory. This was partially offset by a favorable change in sales mix as direct to consumer sales represented a greater proportion of net sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects (1) the gross profit of TBBC, (2) the gross profit of our Lyons, Georgia distribution center and (3) the impact of LIFO accounting adjustments. The increased gross profit primarily reflects the impact of higher net sales in TBBC partially offset by the unfavorable impact of LIFO accounting, which was a charge of $1 million in Fiscal 2019 compared to a charge of $1 million in Fiscal 2018. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period is ultimately sold or (2) a credit in Corporate and Other when inventory that has been marked down to the estimated net realizable value in an operating group in the current period but has not been sold as of period end.

SG&A

	Fiscal 2019	Fiscal 2018	$ Change	% Change
SG&A	$566,149	$560,508	$5,641	1.0%
SG&A (as a % of net sales)	50.4%	50.6%
Amortization of Tommy Bahama Canada intangible assets	$—	$1,387
Amortization of Lilly Pulitzer Signature Store intangible assets	$320	$378
Amortization of Southern Tide intangible assets	$292	$288
Tommy Bahama Japan SG&A charges	$2,795	$3,206
TBBC change in fair value of contingent consideration	$431	$970

The increase in SG&A in Fiscal 2019 was primarily due to (1) increases in SG&A to support the businesses, including increased salaries, wages, employee benefits, variable costs and other operating expenses in our ongoing operations, and (2) $1 million of incremental SG&A associated with the cost of operating additional retail stores and restaurants. These increases were partially offset by (1) a $6 million reduction in incentive compensation expense, (2) a $4 million decrease in advertising expense, and (3) a $1 million decrease in amortization of Tommy Bahama Canada intangible assets.

Royalties and other operating income

	Fiscal 2019	Fiscal 2018	$ Change	% Change
Royalties and other operating income	$14,857	$13,976	$881	6.3%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The increase in royalties and other income in Fiscal 2019 primarily resulted from increased royalty income in Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	Fiscal 2019	Fiscal 2018	$ Change	% Change
Tommy Bahama	$53,207	$53,139	$68	0.1%
Lilly Pulitzer	51,795	47,239	4,556	9.6%
Lanier Apparel	1,465	5,057	(3,592)	(71.0)%
Southern Tide	5,554	5,663	(109)	(1.9)%
Corporate and Other	(18,346)	(20,506)	2,160	10.5%
Consolidated Operating Income	$93,675	$90,592	$3,083	3.4%
LIFO adjustments in Corporate and Other	$1,454	$773
Tommy Bahama Japan inventory markdown charges	$159	$461
Inventory step-up charges in Corporate and Other	$—	$157
Amortization of Tommy Bahama Canada intangible assets	$—	$1,387
Amortization of Lilly Pulitzer Signature Store intangible assets	$320	$378
Amortization of Southern Tide intangible assets	$292	$288
Tommy Bahama Japan SG&A charges	$2,795	$3,206
TBBC change in fair value of contingent consideration	$431	$970

The increase in operating income primarily resulted from higher sales with comparable gross margin and higher royalty and other operating income partially offset by higher SG&A. On an operating group basis, the increase in operating income in Fiscal 2019 reflects higher operating income in Lilly Pulitzer and the improved operating results in

Corporate and Other partially offset by lower operating income in Lanier Apparel. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$676,652	$675,358	$1,294	0.2%
Gross profit	$413,200	$413,455	$(255)	(0.1)%
Gross margin	61.1%	61.2%
Operating income	$53,207	$53,139	$68	0.1%
Operating income as % of net sales	7.9%	7.9%
Tommy Bahama Japan inventory markdown charges	$159	$461
Amortization of Tommy Bahama Canada intangible assets	$—	$1,387
Tommy Bahama Japan SG&A charges	$2,795	$3,206

The increase in operating income in Tommy Bahama was primarily due to higher net sales and increased royalty income partially offset by higher SG&A and lower gross margin. The higher SG&A for Fiscal 2019 was primarily due to increased salaries, wages and employee benefits, variable costs and other operating expenses in our ongoing operations. These items were partially offset by (1) a $6 million decrease in incentive compensation, (2) a $5 million reduction in advertising expense and (3) a $1 million reduction in Tommy Bahama Canada amortization charges. Both periods included certain charges related to restructuring charges associated with the Tommy Bahama Japan operations, as included in the table above and as discussed in Note 13.

Lilly Pulitzer:

	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$284,700	$272,299	$12,401	4.6%
Gross profit	$174,573	$165,486	$9,087	5.5%
Gross margin	61.3%	60.8%
Operating income	$51,795	$47,239	$4,556	9.6%
Operating income as % of net sales	18.2%	17.3%
Amortization of Lilly Pulitzer Signature Store intangible assets	$320	$378

The increase in operating income in Lilly Pulitzer was primarily due to increased net sales, gross margin and royalty income partially offset by higher SG&A. The higher SG&A in Fiscal 2019 included (1) $3 million of incremental SG&A associated with the cost of operating non-comp retail stores, (2) a $1 million increase in incentive compensation amounts, (3) a $1 million increase in advertising expense and (4) SG&A increases, including additional employment cost, to support ongoing and future business operations.

Lanier Apparel:

	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$97,251	$100,471	$(3,220)	(3.2)%
Gross profit	$26,273	$28,844	$(2,571)	(8.9)%
Gross margin	27.0%	28.7%
Operating income	$1,465	$5,057	$(3,592)	(71.0)%
Operating income as % of net sales	1.5%	5.0%

The decrease in operating income in Lanier Apparel was primarily due to the lower gross margin, lower sales and higher SG&A. The SG&A increase in Fiscal 2019 was primarily due to higher sales-related variable expenses for the increased licensed brand sales, including increased royalties, shipping and advertising expenses. These increases in SG&A were partially offset by lower incentive compensation amounts.

Southern Tide:

	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$46,409	$45,248	$1,161	2.6%
Gross profit	$22,786	$22,572	$214	0.9%
Gross margin	49.1%	49.9%
Operating income	$5,554	$5,663	$(109)	(1.9)%
Operating income as % of net sales	12.0%	12.5%
Amortization of Southern Tide intangible assets	$292	$288

The decrease in operating income in Southern Tide was primarily due to higher SG&A and lower gross margin partially offset by an increase in net sales. The SG&A increase in Fiscal 2019 was primarily due to (1) SG&A related to the start-up of Southern Tide’s owned retail store operations, including the SG&A associated with opening and operating the first Southern Tide retail location as well as retail management leadership hired to establish the Southern Tide retail operations, (2) variable selling and shipping costs associated with higher sales and (3) increased advertising expenses. These increases were partially offset by lower incentive compensation amounts in Fiscal 2019.

Corporate and Other:

	Fiscal 2019	Fiscal 2018	$ Change	% Change
Net sales	$17,778	$14,090	$3,688	26.2%
Gross profit	$8,135	$6,767	$1,368	20.2%
Operating loss	$(18,346)	$(20,506)	$2,160	10.5%
LIFO adjustments in Corporate and Other	$1,454	$773
Inventory step-up charges in Corporate and Other	—	157
TBBC change in fair value of contingent consideration	$431	$970

The improved operating results in Corporate and Other was primarily due to (1) higher sales, partially offset by higher SG&A, resulting in increased operating income of TBBC, (2) lower SG&A in our Corporate operations, including lower incentive compensation and other amounts, (3) a smaller charge for the change in the fair value of the TBBC contingent consideration and (4) Fiscal 2019 not including any amounts for inventory step-up charges. These items were partially offset by a larger net LIFO accounting charge in Fiscal 2019.

Interest expense, net

	Fiscal 2019	Fiscal 2018	$ Change	% Change
Interest expense, net	$1,245	$2,283	$(1,038)	(45.5)%

Interest expense decreased in Fiscal 2019 primarily due to lower average debt outstanding as well as higher interest income. In Fiscal 2019, interest expense consisted of interest charged on borrowings during the first half of the year, unused line fees and amortization expense, partially offset by interest income earned on cash and cash equivalents during the second half of Fiscal 2019.

Income taxes

	Fiscal 2019	Fiscal 2018	$ Change	% Change
Income taxes	$23,937	$22,018	$1,919	8.7%
Effective tax rate	25.9%	24.9%

The higher effective tax rate in Fiscal 2019 was primarily due to Fiscal 2018 benefitting from the favorable impact of the vesting of certain stock awards during the year and other discrete items. Refer to Note 9 for additional information about our income tax expense for Fiscal 2019 and Fiscal 2018.

Net earnings

	Fiscal 2019	Fiscal 2018
Net sales	$1,122,790	$1,107,466
Operating income	$93,675	$90,592
Net earnings	$68,493	$66,291
Net earnings per diluted share	$4.05	$3.94
Weighted average shares outstanding - diluted	16,914	16,842

The higher net earnings per diluted share in Fiscal 2019 was primarily due to higher operating income in Lilly Pulitzer, the improved operating results in Corporate and Other and lower interest expense partially offset by lower operating income in Lanier Apparel and a higher effective tax rate, each as discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands, other owned and licensed brands, and private label apparel products. We distribute our products to our customers via direct to consumer and wholesale channels of distribution. Our primary uses of cash flow include the purchase of products in the operation of our business from third party contract manufacturers outside of the United States, as well as operating expenses, including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, distribution costs, other general and administrative expenses and the payment of periodic interest and other payments related to our financing arrangements.

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

As of February 1, 2020, we had $52 million of cash and cash equivalents on hand, no borrowings outstanding and $322 million of availability, which includes the majority of our cash and cash equivalents as eligible assets, under our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”). We believe our U.S. Revolving Credit Agreement will provide ample liquidity to fund operating cash flow needs and other ongoing cash requirements.

Key Liquidity Measures

	February 1,	February 2,
($ in thousands)	2020	2019	$ Change	% Change
Total current assets	$288,826	$269,788	$19,038	7.1%
Total current liabilities	$177,779	$142,209	35,570	25.0%
Working capital	$111,047	$127,579	$(16,532)	(13.0)%
Working capital ratio	1.62	1.90
Debt to total capital ratio	—%	3%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of February 1, 2020, increased primarily due to increased cash balances partially offset by lower amounts in all our other current asset line items. Current liabilities as of February 1, 2020 increased primarily due to the impact of the revised lease accounting guidance which required the recognition of $50 million of current operating lease liabilities as of February 1, 2020, as discussed in Note 6 to our consolidated financial statements included in this report, and an increase in other accrued expenses and liabilities, partially offset by reductions in accounts payable and accrued compensation.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $0 million at February 1, 2020 and $13 million at February 2, 2019, while shareholders’ equity was $529 million at February 1, 2020 and $478 million at February 2, 2019. The decrease in debt since February 2, 2019 was primarily due to $122 million of cash flow from operations which was partially offset by cash payments of $37 million for capital expenditures and $25 million for dividends, resulting in $52 million of cash and cash equivalents on hand as of February 1, 2020. Shareholders’ equity increased from February 2, 2019, primarily as a result of net earnings and increased additional paid in capital related to our employee stock plans less dividends paid during the year. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, the ultimate impact of the COVID-19 outbreak on our operating results and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from February 2, 2019 to February 1, 2020.

Current Assets:

	February 1,	February 2,
	2020	2019	$ Change	% Change
Cash and cash equivalents	$52,460	$8,327	$44,133	530.0%
Receivables, net	58,724	69,037	(10,313)	(14.9)%
Inventories, net	152,229	160,656	(8,427)	(5.2)%
Prepaid expenses and other current assets	25,413	31,768	(6,355)	(20.0)%
Total current assets	$288,826	$269,788	$19,038	7.1%

Cash and cash equivalents were $52 million as of February 1, 2020 compared to $8 million as of February 2, 2019. Typical cash amounts maintained on an ongoing basis in our operations generally range from $5 million to $10 million at any given time if we have debt outstanding. If cash flow from operations exceeds amounts required to pay any outstanding debt amounts, capital expenditures and dividends, cash outstanding may exceed the typical cash amounts. As of February 1, 2020, cash flow from operations has exceeded our cash needs resulting in $52 million of cash on hand. Substantially all of the cash on our balance sheet is invested in short-term money market funds.

The decrease in receivables, net as of February 1, 2020 was primarily due to lower trade receivables resulting from lower wholesale sales in the last two months of Fiscal 2019 and an increase in receivable allowance amounts. Inventories, which is net of a $63 million and $62 million LIFO reserve as of February 1, 2020 and February 2, 2019, respectively, decreased as of February 1, 2020. The decrease from February 2, 2019 was primarily due to lower inventory levels at Lanier Apparel and Tommy Bahama partially offset by increased inventories in Lilly Pulitzer, Southern Tide and Corporate and Other. The decrease in Lanier Apparel was primarily due to lower inventories in certain replenishment programs and lower anticipated sales in Fiscal 2020. The lower inventories in Tommy Bahama was primarily due to clearance of certain end of season inventory in Tommy Bahama during Fiscal 2019. Prepaid expenses and other current assets decreased as of February 1, 2020 primarily as a result of lower prepaid rent expense due to the adoption of the revised lease accounting guidance, which resulted in the classification of prepaid rent in operating lease assets in our consolidated balance sheet, as well as lower prepaid income taxes, which was partially offset by higher prepaid expenses for advertising and other operating expense amounts.

Non-current Assets:

	February 1,	February 2,
	2020	2019	$ Change	% Change
Property and equipment, net	$191,517	$192,576	$(1,059)	(0.5)%
Intangible assets, net	175,005	176,176	(1,171)	(0.7)%
Goodwill	66,578	66,621	(43)	(0.1)%
Operating lease assets	287,181	—	287,181	N/A
Other non-current assets, net	24,262	22,093	2,169	9.8%
Total non-current assets	$744,543	$457,466	$287,077	62.8%

Property and equipment, net as of February 1, 2020 decreased primarily as a result of depreciation expense exceeding capital expenditures in Fiscal 2019. The decrease in intangible assets, net as of February 1, 2020 was primarily due to amortization of intangible assets in Fiscal 2019. The operating lease assets amount as of February 1, 2020 was a result of the adoption of the revised lease accounting guidance during Fiscal 2019. Other non-current assets, net as of February 1, 2020 increased primarily due to increases in assets set aside for potential deferred compensation obligations and unamortized deferred financing costs partially offset by reductions in real estate security deposits.

Liabilities:

	February 1,	February 2,
	2020	2019	$ Change	% Change
Total current liabilities	$177,779	$142,209	$35,570	25.0%
Long-term debt	—	12,993	(12,993)	(100.0)%
Non-current operating lease liabilities	291,886	—	291,886	N/A
Other non-current liabilities	18,566	75,286	(56,720)	(75.3)%
Deferred taxes	16,540	18,411	(1,871)	(10.2)%
Total liabilities	$504,771	$248,899	$255,872	102.8%

Current liabilities increased as of February 1, 2020 primarily due to the $50 million of current lease liabilities recognized as of February 1, 2020, as a result of the adoption of the revised lease accounting guidance during Fiscal 2019 and an increase in other accrued expenses and current liabilities partially offset by reductions in accounts payable and accrued compensation. The increase in other accrued expenses and other liabilities was primarily due to a $5 million increase in income taxes payable. The lower accounts payable was primarily due to a reduction of inventory in transit amounts while the lower accrued compensation was primarily due to a reduction in incentive compensation amounts. The decrease in long-term debt since February 1, 2020 was primarily due to $122 million of cash flow from operations which was partially offset by cash payments of $37 million for capital expenditures and $25 million for dividends.

The non-current operating lease liabilities amount as of February 1, 2020 was a result of the adoption of the revised lease accounting guidance during Fiscal 2019. Other non-current liabilities decreased as of February 1, 2020 primarily due to other non-current liabilities as of February 2, 2019 including $59 million of deferred rent and deferred rent tenant improvement allowance liabilities that were reclassified as operating lease assets as a result of the adoption of the revised lease accounting guidance during Fiscal 2019. This reduction in other non-current liabilities was partially offset by increases in amounts for deferred compensation liabilities. Deferred taxes decreased as of February 1, 2020 primarily due to timing differences associated with depreciation partially offset by timing differences associated with amortization of intangible assets.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Cash provided by operating activities	$121,926	$96,377	$118,593
Cash used in investing activities	(37,421)	(37,397)	(54,277)
Cash used in financing activities	(41,298)	(56,765)	(64,712)
Net change in cash and cash equivalents	$43,207	$2,215	$(396)

Cash and cash equivalents on hand were $52 million and $8 million at February 1, 2020 and February 2, 2019, respectively. Changes in cash flows in Fiscal 2019 and Fiscal 2018 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In Fiscal 2019 and Fiscal 2018, operating activities provided $122 million and $96 million, respectively, of cash. The cash flow from operating activities for each period was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization and equity-based compensation, as well as the net impact of changes in deferred taxes and our working capital accounts. In Fiscal 2019 working capital account changes had a favorable impact on cash flow from operations, while in Fiscal 2018 working capital account changes had an unfavorable impact on cash flow from operations. In Fiscal 2019, the more significant changes in working capital, after considering the non-cash impact of certain reclassifications that resulted from the adoption of the revised lease accounting guidance, were a decrease in receivables and inventories, which increased cash flow from operations, partially offset by decreases in current liabilities, which reduced cash flow from operations. In Fiscal 2018, the more significant changes in working capital were an increase in inventories, which decreased cash flow from operations, partially offset by an increase in current liabilities and a decrease in prepaid and other current assets, each of which increased cash flow from operations.

Investing Activities:

In each of Fiscal 2019 and Fiscal 2018, investing activities used $37 million of cash. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditure investments in our existing brands and acquisitions of new businesses. Our capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling retail stores and restaurants; and facilities enhancements for distribution centers and offices.

Financing Activities:

In Fiscal 2019 and Fiscal 2018, financing activities used $41 million and $57 million, respectively, of cash. During Fiscal 2019 and Fiscal 2018, we decreased debt and increased cash as our cash flow from operations was greater than our capital expenditures and payment of dividends. During Fiscal 2019 and Fiscal 2018 we paid $25 million and $23 million of dividends, respectively. During Fiscal 2019 we also paid $1 million for the payment of certain amounts related to previous acquisitions including the payment of certain holdback and contingent consideration amounts and $1 million related to the refinancing of our revolving credit agreement. Fiscal 2019 and Fiscal 2018 included certain amounts related to the issuance of equity pursuant to our employee stock purchase plan and the repurchase of equity awards for employee tax withholding liabilities due to the vesting of equity awards during the period.

If we are in a debt position, we may borrow or pay down debt depending on whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay any debt on our U.S. Revolving Credit Agreement. However, due to our March 2020 draw down on our U.S. Revolving Credit Agreement due to the uncertainty related to the COVID-19 outbreak, in Fiscal 2020 we anticipate that we may concurrently have cash on hand as well as a significant amount of debt outstanding on our U.S. Revolving Credit Agreement. If we have cash and cash equivalents in excess of cash used in our ongoing operations, we will generally invest the excess cash in short term money market investments.

Liquidity and Capital Resources

In July 2019, we amended our U.S. Revolving Credit Agreement by entering into the First Amendment to the Fourth Amended and Restated Credit Agreement to (1) extend the maturity of the facility to July 2024 and (2) modify certain provisions including a reduction of interest rates on certain borrowings and a reduction in unused line fees. We had no amounts outstanding as of February 1, 2020 under our U.S. Revolving Credit Agreement, but we did borrow $200 million under our U.S. Revolving Credit Agreement in March 2020 due to the uncertainty related to the COVID-19 outbreak. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest, unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (July 2024) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of February 1, 2020, $3 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of February 1, 2020, we had $322 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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

Additionally, the U.S. Revolving Credit Agreement contains a financial covenant that applies only if excess availability under the agreement for three consecutive business days is less than the greater of (1) $23.5 million or (2) 10% of availability. In such case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained excess availability under the U.S. Revolving Credit Agreement of more than the greater of (1) $23.5 million or (2) 10% of availability for 30 consecutive days.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2019 and as of February 1, 2020, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of February 1, 2020, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from borrowings under our U.S. Revolving Credit Agreement and positive cash flow from operations, in the long term. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of the U.S. Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.

On March 24, 2020, our Board of Directors approved a cash dividend of $0.25 per share payable on May 1, 2020 to shareholders of record as of the close of business on April 17, 2020. Although we have paid dividends in each quarter since we became a public company in July 1960, including $25 million in total, or $1.48 per common share, in Fiscal 2019, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short term, subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of the U.S. Revolving Credit Agreement above.

Contractual Obligations

The following table summarizes our contractual cash obligations, as of February 1, 2020, by future period (in thousands):

	Payments Due by Period
	Less Than			More Than
	1 year	1‑3 Years	3‑5 Years	5 Years	Total
Contractual Obligations:
U.S. Revolving Credit Agreement (1)	$—	$—	$—	$—	$—
Operating leases (2)	64,141	130,461	105,416	96,914	396,932
Minimum royalty and advertising payments pursuant to royalty agreements	5,621	3,590	—	—	9,211
Letters of credit	3,132	—	—	—	3,132
Other (3)(4)(5)	450	—	—	—	450
Total	$73,344	$134,051	$105,416	$96,914	$409,725
(1)	Principal, interest, unused line fees and letter of credit fees and amounts payable in future periods on our U.S. Revolving Credit Agreement have been excluded from the table above, as the principal amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time. During Fiscal 2019, we paid $1 million of interest, unused line fees and letter of credit fees.
(2)	Amounts included reflect the rent amounts included in determining the operating lease liabilities. Amounts to be paid in future periods for real estate taxes, sales tax, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases have been excluded from the table above, as the amounts payable in future periods are, in most cases, not quantified in the lease agreements or are dependent on factors which may not be known at this time. Such amounts incurred in Fiscal 2019 totaled $34 million. Refer to Note 6 for disclosures about our operating lease agreements.
(3)	Amounts totaling $15 million of deferred compensation obligations, which are included in other non-current liabilities in our consolidated balance sheet as of February 1, 2020, have been excluded from the table above, due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the individual.
(4)	Non-current deferred taxes, which is the net amount of deferred tax liabilities and deferred tax assets, of $17 million included in our consolidated balance sheet as of February 1, 2020 and discussed in Note 9 to our consolidated financial statements included in this report have been excluded from the above table, as deferred income tax liabilities are calculated based on temporary differences between the tax basis and book basis of assets and liabilities, which will result in taxable amounts in future years when the amounts are settled at their reported financial statement amounts. As the results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods, scheduling deferred income tax amounts by period could be misleading.
(5)	Includes an estimated amount for the Fiscal 2019 contingent consideration payment to be paid in Fiscal 2020 associated with the TBBC contingent consideration arrangement. Additional amounts totaling $1 million of contingent consideration amounts, which are included in other non-current liabilities in our consolidated balance sheet as of February 1, 2020, have been excluded from the table above, due to the uncertainty of the amount or timing of these potential obligations, which are dependent upon future earnings of TBBC over the next two years.

Our anticipated capital expenditures for Fiscal 2020, which are excluded from the table above as we are generally not contractually obligated to pay these amounts as of February 1, 2020, are expected to be less than the Fiscal 2019 capital expenditure amounts. Due to the uncertainty created by the COVID-19 outbreak we are reassessing and deferring many capital expenditures that were originally planned for Fiscal 2020, including direct to consumer location openings and remodels as well as information technology projects.

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

Revenue Recognition and Accounts Receivable

Our revenue consists of direct to consumer sales, including our retail store, e-commerce and restaurant operations, and wholesale sales, as well as royalty income, which is included in royalties and other income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligations generally consist of delivering our products to our direct to consumer and wholesale customers. Control of the product is generally transferred upon providing the product to consumers in our bricks and mortar retail stores and restaurants, upon physical delivery of the products to consumers in our e-commerce operations and upon shipment from the distribution center to customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligations related to the contract and have an unconditional right to consideration for the products sold as outlined in the contract. Our receivables resulting from contracts with customers in our direct to consumer operations are generally collected within a few days, upon settlement of the credit card transaction. Our receivables resulting from contracts with our customers in our wholesale operations are generally due within one quarter, in accordance with established credit terms.

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. Wholesale sales are recorded net of such discounts, allowances, cooperative advertising support, operational chargebacks and provisions for estimated wholesale returns. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. We only recognize revenue to the extent that it is probable that we will not have a significant reversal of revenue in a future period. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of February 1, 2020, our total reserves for discounts, returns and allowances for our wholesale businesses were $9 million and, therefore, if the allowances changed by 10% it would have had a pre-tax impact of $1 million on earnings in Fiscal 2019. The substantial majority of these reserves as of February 1, 2020 relate to our Lanier Apparel business.

We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. We recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for bad debts have not differed materially from our estimates in prior periods. As of February 1, 2020, our allowance for bad debts was $1 million, and therefore, if the allowance for bad debts changed by 10% it would have had a pre-tax impact of less than $1 million on earnings in Fiscal 2019. While the amounts deemed uncollectible have not been significant in recent years if, in the future, amounts due from significant customer(s) were deemed to be uncollectible as a result of events that occur subsequent to February 1, 2020, including the impact of the COVID-19 outbreak, this could result in a material charge to our consolidated statements of operations in future periods.

In our direct to consumer operations, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts, thus retail store, e-commerce and restaurant revenues are recorded net of estimated returns and discounts, as applicable. We make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. Our historical estimates of direct to consumer return reserves have not differed materially from actual results. As of February 1, 2020, our direct to consumer return reserve was $3 million. A 10% change in the direct to consumer sales return reserve as of February 1, 2020 would have had a less than $1 million impact on gross profit and pre-tax earnings in Fiscal 2019.

Inventories, net

For operating group reporting, inventory is carried at the lower of the first-in, first-out (FIFO) cost or market. We evaluate the composition of our inventories, substantially all of which is finished goods inventory, for identification of distressed inventory at least quarterly. In performing this evaluation, we consider slow-turning products, an indication of lack of consumer acceptance of particular products, prior seasons’ fashion products, broken assortments, discontinued products and current levels of replenishment program products as compared to expected sales. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must use certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends, general economic conditions and our anticipated plans to sell the inventory. Also, we provide an allowance for shrinkage, as appropriate, for the period between the last physical inventory count and each balance sheet date. Historically, our estimates of inventory markdowns and inventory shrinkage have not varied significantly from actual results.

For consolidated financial reporting, $145 million, or 95%, of our inventories were valued at the lower of the last-in, first-out (LIFO) cost or market after deducting the $63 million LIFO reserve as of February 1, 2020. The remaining $7 million of our inventories are valued at the lower of FIFO cost or market as of February 1, 2020. LIFO reserves are based on the Producer Price Index (PPI) as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes.

As of February 1, 2020, we had recorded a reserve of $2 million related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of such markdowns would have a pre-tax impact of less than $1 million on earnings in Fiscal 2019. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method that is not marked down in excess of our LIFO reserve typically would not be expected to have a material impact on our consolidated financial statements. A change in inventory levels, or the mix by inventory category, at the end of future fiscal years compared to inventory balances as of February 1, 2020 could result in a material impact on our consolidated financial statements as such a change may erode portions of our earlier base year layers for purposes of making our annual LIFO computation. Additionally, a change in the PPI as published by the United States Department of Labor as compared to the indexes as of February 1, 2020 could result in a material impact on our consolidated financial statements as inflation or deflation would change the amount of our LIFO reserve.

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

Goodwill and Intangible Assets, net

The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed or incurred as a result of an acquisition based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. As a result of our prior acquisitions, significant intangible assets and goodwill were acquired resulting in $175 million of intangible assets and $67 million of goodwill in our consolidated balance sheet as of February 1, 2020.

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

Amortization of intangible assets with finite lives, which primarily consist of trademarks, reacquired rights and customer relationships, is recognized over their estimated useful lives using the straight line method of amortization or another method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 20 years. The determination of an appropriate useful life for amortization is based on the remaining contractual period, as applicable, our plans for the intangible asset as well as factors outside of our control, including expected customer attrition. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future discounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Amortization related to intangible assets with finite lives totaled $1 million during Fiscal 2019 and is anticipated to be $1 million in Fiscal 2020.

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

Intangible assets and goodwill acquired in recent transactions are naturally more susceptible to impairment, primarily since they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results, plans for the acquired business and/or macroeconomic conditions change after an acquisition, it could result in the impairment of the acquired intangible assets or goodwill. A change in macroeconomic conditions may not only impact the estimated operating cash flows used in our cash flow models but may also impact other assumptions used in our analysis, including but not limited to, the risk-adjusted market-based cost of capital and/or discount rates. Additionally, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical market participant would use. Therefore, the cost of capital discount rates used in our analyses may increase or decrease based on market conditions and trends regardless of whether our actual cost of capital changed. As we acquired Southern Tide in Fiscal 2016 and TBBC in Fiscal 2017 and recorded a significant amount of intangible assets and goodwill related to these reporting units, those assets recognized are more sensitive to changes in assumptions than our other intangible assets and goodwill amounts.

In Fiscal 2019, Fiscal 2018 and Fiscal 2017, no impairment charges related to intangible assets or goodwill were recognized.

Other Fair Value Measurements

For many assets and liabilities, the determination of fair value may not require the use of many assumptions or other estimates. However, in some cases the assumptions or inputs associated with the determination of fair value as of a measurement date may require the use of many assumptions and may be internally derived or otherwise unobservable. We use certain market-based and internally derived information and make assumptions about the information in (1) determining the fair values of assets and liabilities acquired as part of a business combination, (2) adjusting recognized assets and liabilities to fair value and (3) assessing recognized assets for impairment, including intangible assets, goodwill and property and equipment.

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

From time to time, we may recognize charges related to certain leased space associated with exiting retail or office space. In these cases, we must determine the net loss related to the space if the anticipated cash outflows for the space exceed the estimated cash inflows related to the space. While estimated cash outflows are generally known since there is an underlying lease, the estimated cash inflows for sublease rental income, if any, and other costs are often very subjective if there is not a sub-lease agreement in place at that time since those amounts are dependent upon many factors including, but not limited to, whether a sub-tenant will be obtained and the time required to obtain the sub-tenant as well as the rent payments and any tenant allowances agreed with the sub-tenant as part of the future lease negotiations. Also, it is possible that we could negotiate a lease termination in the future that would differ from the amount of the required payments pursuant to the lease agreement. Thus, our estimate of a charge related to a lease obligation could change significantly as we obtain better information in the future or if our current assumptions do not materialize. The assumptions made by another party related to such leases could be different than the assumptions made by us.

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

Valuation allowances, which total $5 million as of February 1, 2020, are analyzed periodically and adjusted as events occur or circumstances change that would indicate adjustments to the valuation allowances are appropriate. Valuation allowance amounts could have a material impact on our consolidated statements of operations in the future if assumptions related to realizability of the deferred tax assets changed significantly. Additionally, the timing of recognition of a valuation allowance or any reversal of a valuation allowance requires a significant amount of judgment to assess all the positive and negative evidence, particularly when operating results in the respective jurisdiction have changed or are expected to change from losses to income or from income to losses. As realization of deferred tax assets and liabilities is dependent upon future taxable income in specific jurisdictions, changes in tax laws and rates and shifts in the amount of taxable income among state and foreign jurisdictions may have a significant impact on the amount of benefit ultimately realized for deferred tax assets and liabilities.

As a global company, we are subject to income taxes in a number of domestic and foreign jurisdictions. Our income tax provision involves many uncertainties due to not only the timing differences of income for financial statement reporting and tax return reporting, but also the application of complex tax laws and regulations, which are subject to interpretation and judgment. The use of different assumptions or a change in our assumptions related to book to tax timing differences, our determination of whether foreign investments or earnings are permanently reinvested, the ability to realize uncertain tax positions, the appropriateness of valuation allowances, transfer pricing practices, the impact of our tax planning strategies or a shift in earnings among jurisdictions each could have a significant impact on our income tax rate. Additionally, factors impacting income taxes, including changes in tax laws or interpretations, court case decisions, statute of limitation expirations or audit settlements, could have a significant impact on our income tax rate. An increase in our consolidated income tax rate from 25.9% to 26.9% during Fiscal 2019 would have reduced net earnings by $1 million.

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

See Note 1 and Note 9 in our consolidated financial statements included in this report for further discussion of income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in our consolidated financial statements included in this report for a discussion of recent accounting pronouncements issued by the FASB that we have not yet adopted that may have a material effect on our financial position, results of operations or cash flows.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of February 1, 2020, we had no debt outstanding and $45 million of money market investments. However, as a result of the COVID-19 outbreak in March 2020 we drew down $200 million from our U.S. Revolving Credit Agreement to increase our cash position and help preserve our financial flexibility. As of March 30, 2020, the interest rate on the borrowings range from 2.2% to 3.5% depending on whether the borrowings are pursuant to LIBOR rate or prime rate borrowings.

We are exposed to market risk from changes in interest rates on our U.S. Revolving Credit Agreement if we have any borrowings outstanding which could impact our financial condition and results of operations in future periods. Our U.S. Revolving Credit Agreement accrues interest based on variable interest rates while providing the necessary borrowing flexibility we require due to the seasonality of our business and our need to fund certain product purchases with trade letters of credit. Additionally, for the amounts of unused credit under the U.S. Revolving Credit Agreement we pay unused line fees, which are based on a specified percentage of the unused line amounts.

We may attempt to limit the impact of interest rate changes on borrowings, primarily through a mix of variable-rate and fixed-rate debt, although at times all of our debt may be either variable-rate or fixed-rate debt. Further, at times we may enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, anticipated future cash flows and our expectations about the risk of future interest rate changes, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives. We do not enter into debt agreements or interest rate hedging transactions on a speculative basis.

Further, when we have cash and cash equivalents on hand, we are exposed to market risk from changes in interest rates on our cash and cash equivalents, including those invested in money market investments. A reduction in interest rates could reduce interest income on our cash and cash equivalents.

During Fiscal 2019, our interest expense, net of interest income and including any unused line fees, was $1 million. Based on the average amount of variable-rate debt outstanding in Fiscal 2019, a 100 basis point increase in interest rates would not have increased our interest expense, net materially. Due to the COVID-19 outbreak, we anticipate that our average borrowings outstanding will be higher in Fiscal 2020 than Fiscal 2019 resulting in us having increased interest expense and an increased exposure to interest rate changes.

Foreign Currency Risk

To the extent that we have assets, liabilities, revenues or expenses denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction and translation gains and losses. As of February 1, 2020, our foreign currency exchange risk exposure primarily results from transactions of our businesses operating outside of the United States, which is primarily related to (1) our Tommy Bahama operations in Canada, Australia and Japan purchasing goods in U.S. dollars or other currencies which are not the functional currency of the business, which is less than 5% of our net sales, and (2) certain other transactions, including intercompany transactions.

Substantially all of our net sales and our inventory purchases from our contract manufacturers in Fiscal 2019 were denominated in U.S. dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future even though our inventory is purchased on a U.S. dollar denominated arrangement. Additionally, to the extent that the exchange rate between the U.S. dollar and the currency that the inventory will be sold in (e.g. the Canadian dollar, Australian dollar or Japanese Yen) changes, the gross margins of those businesses could be impacted, particularly if we are not able to increase sales prices to our customers.

While we may enter into short-term forward foreign currency exchange contracts in the ordinary course of business from time to time in order to mitigate a portion of the risk associated with foreign currency exchange rate fluctuations related to purchases of inventory or selling goods in currencies other than the functional currencies by certain of our foreign operations as of February 1, 2020 and during Fiscal 2019, we were not a party to any foreign currency forward exchange contracts. However, if our international operations expand, it may be appropriate in the future to enter into hedging arrangements for certain operations. At this time, we do not anticipate that the impact of foreign currency changes on our international operations would have a material impact on our operating income or our net earnings in the near term given the proportion of our operations in international markets.

In addition to foreign currency risks related to specific transactions listed above, we also have foreign currency exposure risk associated with translating the financial statements of our foreign operations with a functional currency other than the U.S. dollar into U.S. dollars for financial reporting purposes. A strengthening U.S. dollar could result in lower levels of sales and earnings in our consolidated statements of operations in future periods although the sales and earnings in the foreign currencies could be equal to or greater than amounts as reported in the prior year. Alternatively, if foreign operations have operating losses, then a strengthening U.S. dollar could result in lower losses although the losses in foreign currencies could be equal to or greater than amounts as previously reported. As of February 1, 2020, accumulated other comprehensive loss in our consolidated balance sheets related to our Canada and Australia investments and operations were $3 million and $1 million, respectively, after the amounts related to Japan were recognized in our consolidated statement of operations in Fiscal 2019.

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

Item 8.   Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par amounts)

	February 1,	February 2,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$52,460	$8,327
Receivables, net	58,724	69,037
Inventories, net	152,229	160,656
Prepaid expenses and other current assets	25,413	31,768
Total Current Assets	$288,826	$269,788
Property and equipment, net	191,517	192,576
Intangible assets, net	175,005	176,176
Goodwill	66,578	66,621
Operating lease assets	287,181	—
Other non-current assets, net	24,262	22,093
Total Assets	$1,033,369	$727,254
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$65,491	$81,612
Accrued compensation	19,363	24,226
Current operating lease liabilities	50,198	—
Other accrued expenses and liabilities	42,727	36,371
Total Current Liabilities	$177,779	$142,209
Long-term debt	—	12,993
Non-current operating lease liabilities	291,886	—
Other non-current liabilities	18,566	75,286
Deferred taxes	16,540	18,411
Commitments and contingencies	—	—
Shareholders’ Equity
Common stock, $1.00 par value per share	17,040	16,959
Additional paid-in capital	149,426	142,976
Retained earnings	366,793	323,515
Accumulated other comprehensive loss	(4,661)	(5,095)
Total Shareholders’ Equity	$528,598	$478,355
Total Liabilities and Shareholders’ Equity	$1,033,369	$727,254

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ and shares in thousands, except per share amounts)

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Net sales	$1,122,790	$1,107,466	$1,086,211
Cost of goods sold	477,823	470,342	473,579
Gross profit	$644,967	$637,124	$612,632
SG&A	566,149	560,508	540,517
Royalties and other operating income	14,857	13,976	13,885
Operating income	$93,675	$90,592	$86,000
Interest expense, net	1,245	2,283	3,109
Earnings before income taxes	$92,430	$88,309	$82,891
Income taxes	23,937	22,018	18,190
Net earnings from continuing operations	$68,493	$66,291	$64,701
Income from discontinued operations, net of taxes	—	—	389
Net earnings	$68,493	$66,291	$65,090

Net earnings from continuing operations per share:
Basic	$4.09	$3.97	$3.90
Diluted	$4.05	$3.94	$3.87
Income from discontinued operations, net of taxes, per share:
Basic	$—	$—	$0.02
Diluted	$—	$—	$0.02
Net earnings per share:
Basic	$4.09	$3.97	$3.92
Diluted	$4.05	$3.94	$3.89
Weighted average shares outstanding:
Basic	16,756	16,678	16,600
Diluted	16,914	16,842	16,734
Dividends declared per share	$1.48	$1.36	$1.08

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Net earnings	$68,493	$66,291	$65,090
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	434	(1,021)	1,202
Comprehensive income	$68,927	$65,270	$66,292

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total
January 28, 2017	$16,769	$131,144	$233,493	$(5,276)	$376,130
Net earnings and other comprehensive income	—	—	65,090	1,202	66,292
Shares issued under equity plans	110	1,273	—	—	1,383
Compensation expense for equity awards	—	6,413	—	—	6,413
Repurchase of shares	(40)	(2,166)	—	—	(2,206)
Cash dividends declared and paid	—	—	(18,188)	—	(18,188)
February 3, 2018	$16,839	$136,664	$280,395	$(4,074)	$429,824
Net earnings and other comprehensive income	—	—	66,291	(1,021)	65,270
Shares issued under equity plans	150	1,306	—	—	1,456
Compensation expense for equity awards	—	7,327	—	—	7,327
Repurchase of shares	(30)	(2,321)	—	—	(2,351)
Cash dividends declared and paid	—	—	(23,054)	—	(23,054)
Cumulative effect of change in accounting standard	—	—	(117)	—	(117)
February 2, 2019	$16,959	$142,976	$323,515	$(5,095)	$478,355
Net earnings and other comprehensive income (loss)	—	—	68,493	434	68,927
Shares issued under equity plans	116	1,523	—	—	1,639
Compensation expense for equity awards	—	7,620	—	—	7,620
Repurchase of shares	(35)	(2,693)	—	—	(2,728)
Cash dividends declared and paid	—	—	(25,215)	—	(25,215)
Cumulative effect of change in accounting standard	—	—	—	—	—
February 1, 2020	$17,040	$149,426	$366,793	$(4,661)	$528,598

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Cash Flows From Operating Activities:
Net earnings	$68,493	$66,291	$65,090
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	39,116	39,880	39,998
Amortization of intangible assets	1,171	2,610	2,404
Equity compensation expense	7,620	7,327	6,413
Amortization of deferred financing costs	384	424	431
Change in fair value of contingent consideration	431	970	—
Deferred income taxes	(1,973)	2,927	1,817
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	10,271	(1,560)	(8,270)
Inventories, net	8,187	(36,518)	19,504
Prepaid expenses and other current assets	606	5,848	(10,479)
Current liabilities	(14,282)	5,081	1,287
Other non-current assets, net	(283,335)	2,286	(642)
Other non-current liabilities	285,237	811	1,040
Cash provided by operating activities	$121,926	$96,377	$118,593
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(354)	(15,529)
Purchases of property and equipment	(37,421)	(37,043)	(38,748)
Cash used in investing activities	$(37,421)	$(37,397)	$(54,277)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(122,241)	(290,526)	(295,326)
Proceeds from revolving credit arrangements	109,248	257,710	249,625
Deferred financing costs paid	(952)	—	—
Proceeds from issuance of common stock	1,639	1,456	1,383
Repurchase of equity awards for employee tax withholding liabilities	(2,728)	(2,351)	(2,206)
Cash dividends declared and paid	(25,215)	(23,054)	(18,188)
Other financing activities	(1,049)	—	—
Cash used in financing activities	$(41,298)	$(56,765)	$(64,712)
Net change in cash and cash equivalents	$43,207	$2,215	$(396)
Effect of foreign currency translation on cash and cash equivalents	926	(231)	407
Cash and cash equivalents at the beginning of year	8,327	6,343	6,332
Cash and cash equivalents at the end of the period	$52,460	$8,327	$6,343

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 1, 2020

Note 1. Summary of Significant Accounting Policies

Principal Business Activity

We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama®, Lilly Pulitzer® and Southern Tide® lifestyle brands and other owned and licensed brands as well as private label apparel products. We distribute our owned lifestyle branded products through our direct to consumer channel, consisting of retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores, specialty stores, multi-branded e-commerce retailers and other retailers. Additionally, we operate Tommy Bahama restaurants, including Marlin Bars, generally adjacent to a Tommy Bahama retail store location. Our branded and private label apparel products of Lanier Apparel are distributed through department stores, national chains, warehouse clubs, specialty stores, specialty catalogs, multi-branded e-commerce retailers and other retailers.

Fiscal Year

We operate and report on a 52/53 week fiscal year. Our fiscal year ends on the Saturday closest to January 31. As used in our consolidated financial statements, the terms Fiscal 2017, Fiscal 2018, Fiscal 2019 and Fiscal 2020 reflect the 53 weeks ended February 3, 2018; 52 weeks ended February 2, 2019; 52 weeks ended February 1, 2020 and 52 weeks ending January 30, 2021, respectively.

Principles of Consolidation

Our consolidated financial statements include the accounts of Oxford Industries, Inc. and any other entities in which we have a controlling financial interest, including our wholly-owned domestic and foreign subsidiaries, or variable interest entities for which we are the primary beneficiary. Generally, we consolidate businesses that we control through ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. In determining whether a controlling financial interest exists, we consider ownership of voting interests, as well as other rights of the investors which might indicate which investor is the primary beneficiary. The primary beneficiary has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity.

We account for investments in which we exercise significant influence, but do not control via voting rights and were determined to not be the primary beneficiary, using the equity method of accounting. Generally, we determine that we exercise significant influence over a corporation or a limited liability company when we own 20% or more or 3% or more, respectively, of the voting interests unless the facts and circumstances of that investment do not indicate that we have the ability to exhibit significant influence. Under the equity method of accounting, original investments are recorded at cost, and are subsequently adjusted for our contributions to, distributions from and share of income or losses of the entity. Investments accounted for using the equity method of accounting are included in other non-current assets in our consolidated balance sheets, while the income or loss related to investments accounted for using the equity method of accounting is included in royalties and other operating income in our consolidated statements of operations.

All significant intercompany accounts and transactions are eliminated in consolidation.

Business Combinations

The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed or incurred as a result of an acquisition based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. Additionally, the definition of fair value of inventories acquired generally will equal the expected sales price less certain costs associated with selling the inventory, which may exceed the actual cost of the acquired inventories resulting in an inventory step-up to fair value at acquisition, which would be recognized in our consolidated statements of operations as the acquired inventory is sold. The purchase price allocation may be revised during an allocation period as necessary when, and if, information becomes available to revise the fair values of the assets acquired and the liabilities assumed. The allocation period will not exceed one year from the date of the acquisition. Should information become available after the allocation period indicating that an adjustment to the purchase price allocation is appropriate, that adjustment will be included in our consolidated statements of operations. The results of operations of acquired businesses are included in our consolidated statements of operations from the respective dates of the acquisitions. Transaction costs related to business combinations are included in SG&A in our consolidated statements of operations as incurred.

Revenue Recognition and Receivables

In May 2014, the FASB issued guidance, as revised through supplemental guidance, which provided a single, comprehensive accounting model for revenue arising from contracts with customers. Under the new guidance, which we adopted as of the first day of Fiscal 2018, revenue is recognized at an amount that reflects the consideration expected to be received for those goods and services pursuant to a five-step approach: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. This new revenue recognition guidance superseded most of the prior revenue recognition guidance, which generally specified that revenue should be recognized when risks and rewards transfer to a customer.

At adoption in Fiscal 2018, we used the modified retrospective method, applying the guidance only to contracts that were not completed prior to Fiscal 2018. There was no adjustment to retained earnings for the cumulative effect of applying the guidance upon adoption as there was no change in the timing or amount of revenue recognition for any of our revenue streams. Our accounting policies and practices for Fiscal 2018 and Fiscal 2019, pursuant to the new guidance, are discussed below, followed by a brief description of our historical accounting policies and practices for Fiscal 2017, pursuant to the prior revenue recognition guidance.

Our revenue consists of direct to consumer sales, including our retail store, e-commerce and restaurant operations, and wholesale sales, as well as royalty income, which is included in royalties and other income in our consolidated statements of operations. The table below quantifies the amount of net sales by distribution channel (in thousands) for each period presented.

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Retail	$440,803	$439,556	$427,439
E-commerce	262,283	239,034	205,475
Restaurant	83,836	84,530	83,900
Wholesale	333,986	341,615	366,123
Other	1,882	2,731	3,274
Net sales	$1,122,790	$1,107,466	$1,086,211

Pursuant to the new revenue recognition guidance, we recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligations generally consist of delivering our products to our direct to consumer and wholesale customers. Control of the product is generally transferred upon providing the product to consumers in our bricks and mortar retail stores and restaurants, upon physical delivery of the products to consumers in our e-commerce operations and upon shipment from the distribution center to customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligations related to the contract and have an unconditional right to consideration for the products sold as outlined in the contract.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our receivables resulting from contracts with customers in our direct to consumer operations are generally collected within a few days, upon settlement of the credit card transaction. Our receivables resulting from contracts with our customers in our wholesale operations are generally due within one quarter, in accordance with established credit terms. All of our performance obligations under the terms of our contracts with customers in our direct to consumer and wholesale operations have an expected original duration of one year or less. Our revenue, including any freight income, is recognized net of applicable taxes in our consolidated statements of operations.

In our direct to consumer operations, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts, thus retail store, e-commerce and restaurant revenues are recorded net of estimated returns and discounts, as applicable. The sales return allowance is recognized on a gross basis as a return liability for the amount of sales estimated to be returned and a return asset for the right to recover the product estimated to be returned by the customer. The value of inventory associated with a right to recover the goods returned in our direct to consumer operations are included in prepaid expenses and other current assets in our consolidated balance sheets. The changes in the return liability are recognized in net sales and the changes in the return asset are recognized in cost of goods sold in our consolidated statements of operations.

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. Some of these arrangements are written agreements, while others may be implied by customary practices or expectations in the industry. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. We only recognize revenue to the extent that it is probable that we will not have a significant reversal of revenue in a future period. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns, allowances and operational chargebacks as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets, with the estimated value of inventory expected to be returned in prepaid expenses and other current assets in our consolidated balance sheets. As of February 1, 2020 and February 2, 2019, reserve balances recorded as a reduction to receivables related to these items were $9 million and $7 million, respectively.

We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. In circumstances where we become aware of a specific wholesale customer’s inability to meet its financial obligations, a specific reserve for bad debt is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other wholesale customer receivable amounts, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. We include such charges and write-offs in SG&A in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets. As of February 1, 2020 and February 2, 2019, our bad debt reserve balance was $1 million.

In addition to trade and other receivables, income tax receivables of $1 million and $1 million and tenant allowances due from landlord of $1 million and $0 million are included in receivables, net in our consolidated balance sheet, as of February 1, 2020 and February 2, 2019, respectively. Substantially all other amounts recognized in receivables, net represent receivables related to contracts with customers. As of February 1, 2020 and February 2, 2019, prepaid expenses and other current assets included $3 million and $2 million, respectively, representing the estimated value of inventory for wholesale and direct to consumer sales returns. An estimated sales return liability of $3 million for expected direct to consumer returns is classified in other accrued expenses and liabilities in our consolidated balance sheet as of February 1, 2020 and February 2, 2019. We did not have any significant contract assets related to contracts

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with customers, other than receivables and the value of inventory associated with reserves for expected sales returns, as of February 1, 2020 or February 2, 2019.

In addition to our estimated return amounts, our contract liabilities related to contracts with customers include gift cards and merchandise credits issued by us, which do not have an expiration date, but are redeemable on demand by the holder of the card. Historically, substantially all gift cards and merchandise credits are redeemed within one year of issuance. Gift cards and merchandise credits are recorded as a liability until our performance obligation is satisfied, which occurs when redeemed by the consumer, at which point revenue is recognized. However, we recognize estimated breakage income for certain gift cards and merchandise credits using the redemption recognition method, subject to applicable laws in certain states. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in other accrued expenses and liabilities in our consolidated balance sheets and totaled $12 million as of February 1, 2020 and February 2, 2019. Gift card breakage, which is included in net sales in our consolidated statements of operations, was $2 million, $0 million and $1 million in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

Royalties from the license of our owned brands, which are generally based on the greater of a percentage of the licensee’s actual net sales or a contractually determined minimum royalty amount, are recognized over the period that licensees are provided access to our trademarks and benefit from such access through their sales. Payments are generally due quarterly, and depending on time of receipt, may be recorded as a liability until recognized as revenue. Royalty income is based upon the guaranteed minimum royalty obligations and adjusted as sales data, or estimates thereof, is received from licensees. Royalty income, which is included in royalties and other operating income in our consolidated statements of operations, were $15 million, $14 million and $14 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

During Fiscal 2017, pursuant to the previous revenue recognition guidance, we considered revenue realized or realizable and earned when the following criteria were met: (1) persuasive evidence of an agreement existed, (2) delivery had occurred, (3) our price to the buyer was fixed or determinable and (4) collectability was reasonably assured. Retail store, e-commerce and restaurant revenues were recognized at the time of sale to consumers, which was at the time of purchase for retail and restaurant transactions and the time of delivery to consumers for e-commerce sales. Retail store, e-commerce and restaurant revenues were recorded net of estimated returns and discounts, as applicable. In Fiscal 2017, for substantially all of our wholesale sales, our products were considered sold and delivered at the time of shipment from our distribution center and recorded net of related discounts, cooperative advertising support, operational chargebacks and provisions for estimated returns. As certain allowances and other deductions were not finalized until the end of a season, program or other event which may not have had occurred yet, we estimated such discounts and allowances on an ongoing basis.

Cost of Goods Sold

We include in cost of goods sold all sourcing, procurement and other costs incurred prior to or in association with the receipt of finished goods at our distribution facilities, as well as freight from our warehouse to our own retail stores, wholesale customers and e-commerce consumers. The costs prior to receipt at our distribution facilities include product cost, inbound freight charges, import costs, purchasing costs, internal transfer costs, direct labor, manufacturing overhead, insurance, duties, brokers’ fees, consolidators’ fees and depreciation and amortization expense associated with our manufacturing, sourcing and procurement operations. We generally classify amounts billed to customers for freight in net sales, and classify freight costs for shipments to customers in cost of goods sold in our consolidated statements of operations. Our gross profit and gross margins may not be directly comparable to those of our competitors, as statement of operations classifications of certain expenses may vary by company.

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

Distribution network costs, including costs associated with preparing goods to ship to customers and our costs to operate our distribution facilities, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In Fiscal 2019, Fiscal 2018 and Fiscal 2017, distribution network costs included in SG&A totaled $30 million, $28 million and $25 million, respectively.

All costs associated with advertising, promotion and marketing of our products are expensed in SG&A during the period when the advertisement is first shown. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers’ advertising and promotional funds are generally recorded as a reduction to net sales as recognized. Advertising, promotion and marketing expenses recognized in SG&A, including employment costs for our advertising and marketing employees, for Fiscal 2019, Fiscal 2018 and Fiscal 2017 were $60 million, $64 million and $55 million, respectively. Prepaid advertising, promotion and marketing expenses included in prepaid expenses in our consolidated balance sheets as of February 1, 2020 and February 2, 2019 were $5 million.

Royalty expense related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the brand or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted based on our net sales of the licensed products, as appropriate. In some cases, we may be required to make certain up-front payments for the license rights, which are deferred and recognized as royalty expense over the term of the license agreement. Royalty expenses recognized as SG&A in Fiscal 2019, Fiscal 2018 and Fiscal 2017 were $7 million, $6 million and $6 million, respectively.

Cash and Cash Equivalents

We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows. As of February 1, 2020, our cash and cash equivalents included $45 million of amounts invested in money market funds.

Supplemental Cash Flow Information

During Fiscal 2019, Fiscal 2018 and Fiscal 2017, cash paid for income taxes was $17 million, $14 million and $21 million, respectively. During Fiscal 2019, Fiscal 2018 and Fiscal 2017, cash paid for interest, net of interest income was $1 million, $2 million and $3 million, respectively. Non-cash investing activities included capital expenditures incurred but not yet paid, which were included in accounts payable in our consolidated balances sheets, of $3 million, $2 million and $1 million as of Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively. Additionally, during Fiscal 2019, we recorded a non-cash net change in operating lease assets and corresponding operating lease liability amounts of $40 million related to new, modified and terminated operating lease amounts.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories, net

Substantially all of our inventories are finished goods inventories of apparel, accessories, footwear and other related products. Inventories are valued at the lower of cost or market.

For operating group reporting, inventory is carried at the lower of FIFO cost or market. We evaluate the composition of our inventories for identification of distressed inventory at least quarterly. In performing this evaluation, we consider slow-turning products, an indication of lack of consumer acceptance of particular products, prior-seasons’ fashion products, broken assortments, discontinued products and current levels of replenishment program products as compared to expected sales. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must use certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends, general economic conditions and our anticipated plans and costs to sell the inventory. Also, we provide an allowance for shrinkage, as appropriate, for the period between the last physical inventory count and each balance sheet date.

For consolidated financial reporting, as of February 1, 2020 and February 2, 2019, $145 million, or 95%, and $150 million, or 93%, of our inventories were valued at the lower of LIFO cost or market after deducting our LIFO reserve. The remaining $7 million and $11 million of our inventories were valued at the lower of FIFO cost or market as of February 1, 2020 and February 2, 2019, respectively. Generally, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. Our LIFO reserves are based on the estimated Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 2.

There were no LIFO inventory layer liquidations that had a material impact on our net earnings in Fiscal 2019, Fiscal 2018 or Fiscal 2017. As of February 1, 2020 and February 2, 2019, the LIFO reserve included in our consolidated balance sheets were $63 million and $62 million, respectively.

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

Property and equipment is reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that would typically result in such an assessment would include a change in the estimated useful life of the assets, including a change in our plans of the anticipated period of operating a leased retail store or restaurant location, the discontinued use of an asset and other factors. This review includes the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evaluation of any under-performing stores and assessing the recoverability of the carrying value of the assets related to the store. If the estimated fair value of the property and equipment, utilizing the age-life method, is less than the carrying amount of the asset, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.

Substantially all of our depreciation expense is included in SG&A in our consolidated statements of operations, with the only depreciation included elsewhere within our consolidated statements of operations is depreciation associated with our manufacturing, sourcing and procurement processes, which is included in cost of goods sold. During Fiscal 2019, Fiscal 2018 and Fiscal 2017, $1 million of property and equipment impairment charges were recognized in each period in SG&A primarily related to retail store assets and information technology assets. Depreciation expense as disclosed in our consolidated statements of cash flows and Note 2 includes the property and equipment impairment charges.

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

Intangible assets with indefinite lives, which consist of our Tommy Bahama, Lilly Pulitzer and Southern Tide trademarks, are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method, among other considerations. Like the initial valuation, the evaluation of recoverability is dependent upon a number of uncertain factors which require certain assumptions to be made by us, including estimates of net sales, royalty income, operating income, growth rates, royalty rates, discount rates and income tax rates, among other factors.

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

We recognize amortization of intangible assets with finite lives, which primarily consist of certain owned trademarks of The Beaufort Bonnet Company, which we refer to as TBBC, and Lanier Apparel, reacquired rights and customer relationships, over the estimated useful life of the related intangible asset using the straight line method or a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise realized. Certain of our intangible assets with finite lives may be amortized over periods of up to 20 years. The determination of an appropriate useful life for amortization considers our plans for the intangible assets, the remaining contractual period of the reacquired right, and factors outside of our control, including expected customer attrition.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill, net

Goodwill is recognized as the amount by which the cost to acquire a business exceeds the fair value of identified tangible and intangible assets acquired less any liabilities assumed at acquisition. Thus, the amount of goodwill recognized in connection with a business combination is dependent upon the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized but instead is evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired.

We test, either qualitatively or quantitatively, goodwill for impairment as of the first day of the fourth quarter of our fiscal year or when impairment indicators exist. The qualitative factors that we use to determine the likelihood of goodwill impairment, as well as to determine if an interim test is appropriate, include: (a) macroeconomic conditions, (b) industry and market considerations, (c) cost factors, (d) overall financial performance, (e) other relevant entity-specific events, (f) events affecting a reporting unit, (g) a sustained decrease in share price, or (h) other factors as appropriate. In the event we determine that we will bypass the qualitative impairment option or if we determine that a quantitative test is appropriate, the quantitative test includes valuations of each applicable underlying reporting unit using fair value techniques, which may include a discounted cash flow analysis or an independent appraisal, as well as consideration of any market comparable transactions. Significant estimates, some of which may be very subjective, considered in a discounted cash flow analysis are future cash flow projections of the business, an estimate of the risk-adjusted market-based cost of capital as the discount rate, income tax rates and other assumptions. The estimates and assumptions included in the evaluation of the recoverability of goodwill involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.

If an annual or interim analysis indicates an impairment of goodwill balances, the impairment is recognized in our consolidated financial statements. No impairment of goodwill was recognized during any period presented.

All goodwill for the Tommy Bahama, Lilly Pulitzer and TBBC reporting units is deductible for income tax purposes, while the majority of the goodwill included in the balance sheet for Southern Tide reporting unit is deductible for income tax purposes.

Prepaid Expenses and Other Non-Current Assets, net

Amounts included in prepaid expenses and other current assets primarily consist of prepaid operating expenses, including advertising, taxes, maintenance and other services contracts, royalties, insurance, samples and retail supplies as well as the estimated value of inventory for anticipated wholesale and direct to consumer sales returns. Other non-current assets primarily consist of assets set aside for potential liabilities related to our deferred compensation plan as discussed below, assets related to certain investments in officers’ life insurance policies, security deposits, deferred financing costs related to our revolving credit agreement, non-current deferred tax assets and investments in unconsolidated entities.

Officers’ life insurance policies that are owned by us, substantially all of which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of February 1,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2020 and February 2, 2019, officers’ life insurance policies, net, recorded in our consolidated balance sheets totaled $4 million.

Deferred financing costs for our revolving credit agreements are included in other non-current assets, net in our consolidated financial statements. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expenses in our consolidated statements of operations. Unamortized deferred financing costs included in other non-current assets, net totaled $2 million and $1 million at February 1, 2020 and February 2, 2019, respectively.

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

The total value of the assets set aside for potential deferred compensation liabilities, substantially all of which are included in other non-current assets, net, as of February 1, 2020 and February 2, 2019 was $15 million and $13 million, respectively, substantially all of which are held in a rabbi trust. Substantially all the assets set aside for potential deferred compensation liabilities are life insurance policies recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled $15 million and $13 million at February 1, 2020 and February 2, 2019, respectively.

Accounts Payable, Accrued Compensation and Other Accrued Expenses and Liabilities

Liabilities for accounts payable, accrued compensation and other accrued expenses and liabilities are carried at cost, which reflects the fair value of the consideration expected to be paid in the future for goods and services received, whether or not billed to us as of the balance sheet date. Accruals for employee insurance and workers’ compensation, which are included in other accrued expenses and liabilities in our consolidated balance sheets, include estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims based on our claims experience and statistical trends.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding or pending matters, individually and in the aggregate, will not have a material impact on our consolidated financial statements, based on information currently available.

In connection with acquisitions, we may enter into contingent consideration arrangements, which provide for the payment of additional purchase price consideration to the sellers if certain performance criteria are achieved during a specified period. We recognize the fair value of the contingent consideration based on its estimated fair value at the date of acquisition. Such valuation requires assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors. Each of these assumptions may involve a significant amount of uncertainty. Subsequent to the date of acquisition, we periodically adjust the liability for the contingent consideration to reflect the fair value of the contingent consideration by reassessing our valuation assumptions as of that date. A change in assumptions related to contingent consideration amounts could have a material impact on our consolidated financial statements. Any change in the fair value of the contingent consideration is recognized in SG&A in our consolidated statements of operations.

A change in the fair value of contingent consideration of less than $1 million and $1 million associated with the acquisition of TBBC was recognized in our consolidated statements of operations in Fiscal 2019 and Fiscal 2018, respectively, with no such amounts recognized in our consolidated statement of operations in Fiscal 2017. As of February 1, 2020 and February 2, 2019 $1 million of contingent consideration related to the TBBC acquisition was recognized as a liability in our consolidated balance sheet, with the majority of those amounts included in other non-current liabilities.

Other Non-current Liabilities

As of February 1, 2020, amounts included in other non-current liabilities primarily consist of deferred compensation amounts. As of February 2, 2019, other non-current liabilities include $59 million of deferred rent and tenant improvement allowance amounts related to our operating lease agreements, which were reclassified as operating lease assets in Fiscal 2019 upon the adoption of the new lease accounting guidance.

Leases

In the ordinary course of business, we enter into real estate lease agreements for retail, food and beverage, office and warehouse/distribution space, as well as leases for certain equipment. Our leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement at our discretion, among other terms and conditions. Our real estate lease terms are typically for a period of ten years or less and typically require rent payments with specified rent escalations periodically during the lease term. Our real estate leases usually provide for payments of our pro rata share of real estate taxes, insurance and other operating expenses applicable to the property, and certain of our leases require payment of sales taxes on rental payments. Our retail and restaurant leases often provide for contingent rent based on sales if certain sales thresholds are achieved. For many of our lease agreements, we obtain lease incentives from the landlord for tenant improvement or other allowances. Our lease agreements do not include any material residual value guarantees or material restrictive financial covenants.

Substantially all of our leases are classified as long-term operating leases, which prior to Fiscal 2019 were not recognized as assets and liabilities in our consolidated balance sheets. When a non-cancelable long-term operating lease includes fixed escalation clauses or lease incentives for rent holidays, rent expense is generally recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space and assumes that any termination options or renewal options included in the lease will not be exercised. Contingent rents, including those based on a percentage of retail sales over stated levels and rental payment increases based on a contingent future event as well as lease-related payments for real estate taxes, sales taxes, insurance and other operating expenses are recognized as the expense is incurred. Prior to Fiscal 2019, the difference between the rent payable under the lease and the amount recognized on a straight-line basis was recorded in other non-current liabilities in our consolidated balance sheets, with the exception of certain amounts recognized in other accrued expenses and liabilities. Also, any tenant improvement allowance amounts received from the landlord are deferred and, prior to Fiscal 2019, were recognized in other non-

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current liabilities in our consolidated balance sheets. The tenant improvement allowances are then recognized in our consolidated statements of operations as a reduction to rent expense over the term of the lease agreement on a straight-line basis. Deferred rent in our consolidated balance sheets, including tenant improvement allowances and all amounts in non-current and current liabilities, as of February 2, 2019 was $61 million.

Pursuant to the revised lease accounting guidance adopted at the beginning of Fiscal 2019, we determine if an arrangement is a lease at contract inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The significant judgments in calculating the present value of lease obligations include determining the lease term and lease payment amounts, which are dependent upon our assessment of the likelihood of exercising any renewal or termination options that are at our discretion, as well as the discount rate applied to the unpaid lease payments. Pursuant to the new lease accounting guidance, operating leases are included in operating lease assets, current operating lease liabilities and non-current operating lease liabilities in our consolidated balance sheet. The operating lease asset at commencement reflects the operating lease liability reduced for any lease incentives, including tenant improvement allowances. Lease expense for operating leases is recognized on a straight-line basis over the lease term, which is consistent with the previous guidance. Variable rental payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent rent based on a percentage of net sales or adjusted periodically for inflation are not included in lease expense used to calculate the present value of lease obligations recognized in our consolidated balance sheet, but instead are recognized as incurred.

We account for the underlying operating lease asset at the individual lease level. Typically, we do not include any renewal or termination options at our discretion in the underlying lease term as the probability of exercise is not reasonably certain at the time of lease commencement. The revised lease guidance requires us to discount unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, our incremental borrowing rate. As our leases do not provide an implicit rate, we use an estimated incremental borrowing rate based on information available at commencement date, or as of February 3, 2019 for any leases in place at adoption of the revised lease accounting guidance. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis over the lease term to borrow an amount equal to the lease payments. Finance leases are not material to our consolidated financial statements.

Foreign Currency

We are exposed to foreign currency exchange risk when we generate net sales or incur expenses in currencies other than the functional currency of the respective operations. The resulting assets and liabilities denominated in amounts other than the respective functional currency are re-measured into the respective functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are re-measured at the average rates of exchange prevailing during the relevant period. The impact of any such re-measurement is recognized in our consolidated statements of operations in that period. Net losses (gains) included in our consolidated statements of operations related to foreign currency transactions recognized in Fiscal 2019, Fiscal 2018 and Fiscal 2017 were $1 million, $0 million and $0 million, respectively.

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

As of February 1, 2020, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which are primarily related to (1) our Tommy Bahama operations in Canada, Australia and Japan purchasing goods in U.S. dollars or other currencies which are not the functional currency of the business and (2) certain other transactions, including intercompany transactions. During Fiscal 2019, Fiscal 2018 and

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2017 we did not enter into and were not a party to any foreign currency exchange contracts intended to mitigate the risk associated with the foreign currency exchange rate fluctuations related to our business operations or for trading or speculative purposes.

Derivative Financial Instruments

Derivative financial instruments, if any, are measured at their fair values in our consolidated balance sheets. The accounting for changes in the fair value of derivative instruments depends on whether the derivative has been designated and qualifies for hedge accounting. For any derivative financial instrument that is designated and qualifies for hedge accounting treatment and has not been settled as of period-end, the unrealized gains (losses) on the outstanding derivative financial instrument is recognized, to the extent the hedge relationship has been effective, as a component of comprehensive income in our consolidated statements of comprehensive income and accumulated other comprehensive income (loss) in our consolidated balance sheets. For any financial instrument that is not designated as a hedge for accounting purposes, or for any ineffective portion of a hedge, the unrealized gains (losses) on the outstanding derivative financial instrument is included in net earnings. Cash flows related to hedging transactions, if any, are classified in our consolidated statements of cash flows and consolidated statements of operations in the same category as the items hedged. Unrealized gains and losses on derivative financial instruments are recognized as prepaid expenses or accrued expenses, respectively. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on any variable-rate indebtedness under our U.S. Revolving Credit Agreement. If we have significant borrowings, we may attempt to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of variable-rate and fixed-rate debt, although at times all of our debt may be either variable-rate or fixed-rate debt. At times we may enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, anticipated future cash flows and our expectations about the risk of future interest rate changes, among other factors. As of February 1, 2020, we are not a party to any interest rate swap agreements.

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

Our financial instruments consist primarily of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other liabilities and debt, if any. Given their short-term nature, the carrying amounts of cash

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and cash equivalents receivables, accounts payable, accrued expenses and other liabilities generally approximate their fair values. The fair value of cash and cash equivalents invested on an overnight basis in money market funds is based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. Additionally, we believe the carrying amounts of our variable-rate borrowings, if any, approximate fair value. We have determined that our property and equipment, intangible assets, goodwill and operating lease assets included in our consolidated balance sheets are non-financial assets measured at fair value on a non-recurring basis. We have determined that our approaches for determining fair values of our property and equipment, intangible assets, goodwill and operating lease assets generally are based on Level 3 inputs. Additionally, for contingent consideration fair value amounts, we have determined that our approaches for determining fair value are generally based on Level 3 inputs.

Equity Compensation

We have certain equity compensation plans as described in Note 8, which provide for the ability to grant restricted shares, restricted share units, options and other equity awards to our employees and non-employee directors. We recognize compensation expense related to equity awards to employees and non-employee directors in SG&A in our consolidated statements of operations based on their fair values on the grant date. The fair values of restricted shares and restricted share units are determined based on the fair value of our common stock on the grant date, regardless of whether the awards are performance or service based.

We use the fair value method to recognize compensation expense related to equity awards, with a corresponding entry to additional paid-in capital. For awards with specified service requirements, the fair value of the equity awards granted to employees is recognized over the respective service period. For performance-based awards, during the performance period we assess expected performance versus the predetermined performance goals and adjust the cumulative equity compensation expense to reflect the relative expected performance achievement. The equity compensation expense is recognized on a straight-line basis over the aggregate performance period and any additional required service period. The impact of stock award forfeitures on compensation expense is recognized at the time of forfeit as no estimate of future stock award forfeitures is considered in our calculation of compensation expense.

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income consists of net earnings and specified components of other comprehensive income (loss). Other comprehensive income includes changes in assets and liabilities that are not included in net earnings pursuant to GAAP, such as foreign currency translation adjustments between the functional and reporting currencies and certain unrealized gains (losses), if any. For us, other comprehensive income for each period presented includes the impact of the foreign currency translation impact of our Tommy Bahama operations in Canada, Australia and Japan. These other comprehensive income (loss) amounts are deferred in accumulated other comprehensive loss, which is included in shareholders’ equity in our consolidated balance sheets. As of February 1, 2020, all amounts included in accumulated other comprehensive loss in our consolidated balance sheet reflect the net foreign currency translation adjustment related to our Tommy Bahama operations in Canada and Australia, while prior periods also included amounts related to our Tommy Bahama Japan operations as well.

During Fiscal 2019, we recognized a $1 million charge in our consolidated statement of operations that was previously recognized in accumulated other comprehensive loss in our consolidated balance sheet. This charge relates to foreign currency amounts associated with our investment and operations in Tommy Bahama Japan, which in Fiscal 2019 we decided to exit entirely after exiting a significant portion of the business in Fiscal 2018. No material amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during Fiscal 2019, Fiscal 2018 or Fiscal 2017.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends

Dividends are accrued at the time declared by our Board of Directors and typically paid within the same fiscal quarter.

Concentration of Credit Risk and Significant Customers

We are exposed to concentrations of credit risk as a result of our receivables balances, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to wholesale customers operating in a number of distribution channels in the United States and other countries. We extend credit to certain wholesale customers based on an evaluation of the customer’s credit history and financial condition, usually without requiring collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. As of February 1, 2020, two customers each represented more than 10% individually, and totaled 35% in the aggregate, of our receivables included in our consolidated balance sheet.

While no individual customer represented greater than 10% of our consolidated net sales in Fiscal 2019, Fiscal 2018 or Fiscal 2017, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods.

Additionally, as of February 1, 2020, we had $52 million of cash and cash equivalents, including $45 million invested in money market funds. Substantially all of these amounts are with major financial institutions in the United States. Further, we maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation in the United States.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

taxable income among jurisdictions may have a significant impact on the amount of benefit ultimately realized for deferred tax assets and liabilities.

We use a two-step approach for evaluating uncertain tax positions. Under the two-step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more likely than not to be sustained upon examination. The second step, measurement, is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more likely than not threshold or are resolved through negotiation or litigation with the relevant taxing authority or upon expiration of the statute of limitations. Alternatively, de-recognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of operations. As of February 1, 2020 and February 2, 2019, unrecognized tax benefit amounts, including any related penalty and interest expense, included in our consolidated balance sheet was $1 million and $1 million, respectively, and during each of Fiscal 2019, Fiscal 2018 and Fiscal 2017, we recognized less than $1 million in changes in unrecognized tax benefit amounts in our consolidated statements of operations.

In the case of foreign subsidiaries there are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial statement and tax bases of assets. When the financial statement basis of the investment in a foreign subsidiary, excluding undistributed earnings, exceeds the tax basis in such investment, the deferred tax liability is not recognized if management considers the investment to be essentially permanent in duration. Further, deferred tax liabilities are not required to be recognized for undistributed earnings of foreign subsidiaries when management considers those earnings to be permanently reinvested outside the United States. The Tax Cuts and Jobs Act ("U.S. Tax Reform") as enacted on December 22, 2017 changed the way federal tax is applied to distributions of earnings of foreign subsidiaries. Generally, the aggregate of all post-1986 accumulated undistributed earnings and profits of foreign subsidiaries as of the specified measurement dates was, if positive, subject to a U.S. "transition tax.” We calculated the undistributed earnings of foreign subsidiaries as of the measurement dates and determined that no transition tax was due and accordingly did not record a transition tax amount in our consolidated statements of operations. While future distributions of foreign subsidiary earnings are generally not subject to federal tax, there are other possible tax impacts, including state taxes and foreign withholding tax, that must be considered if the earnings are not considered to be permanently reinvested. Further, U.S. Tax Reform did not exempt from federal tax the gain realized upon the sale of a foreign subsidiary and consideration must therefore be given to the impact of differences in the book and tax basis of foreign subsidiaries not arising from earnings when determining whether a liability must be recorded if the investment is not considered permanently reinvested.

U.S. Tax Reform made significant changes in the taxation of our domestic and foreign earnings, including a reduction in the domestic corporate tax rate from 35% to 21%, the move to a territorial taxation system under which the earnings of foreign subsidiaries will generally not be subject to U.S. federal income tax upon distribution, the increase in bonus depreciation available for certain assets acquired, limitations on the deduction for certain expenses, including executive compensation and interest incurred, a tax on global intangible low-taxed income (“GILTI”), disallowance of deductions for certain payments (the base erosion anti-abuse tax, or “BEAT”) and certain deductions enacted for certain foreign-derived intangible income (“FDII”). While the calculations for GILTI, BEAT and FDII are complex calculations, the new provisions did not have a material impact on our effective tax rate in Fiscal 2019 and Fiscal 2018. We recognize the impact of GILTI as a period cost.

In Fiscal 2018 we adopted certain guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. The impact of the adoption of this guidance resulted in a $0.1 million reduction to retained earnings as of February 4, 2018.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We file income tax returns in the United States and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for years prior to Fiscal 2016, with limited exceptions, are no longer subject to examination by tax authorities.

Earnings (Loss) Per Share

Basic net earnings from continuing operations, net earnings from discontinued operations and net earnings per share are each calculated by dividing the respective earnings amount by the weighted average shares outstanding during the period. Shares repurchased, if any, are removed from the weighted average number of shares outstanding upon repurchase and delivery.

Diluted net earnings from continuing operations, net earnings from discontinued operations and net earnings per share are each calculated similarly to the amounts above, except that the weighted average shares outstanding in the diluted calculations also includes the potential dilution using the treasury stock method that could occur if dilutive securities, including restricted share awards or other dilutive awards, were converted to shares. The treasury stock method assumes that shares are issued for any restricted share awards, options or other dilutive awards that are "in the money," and that we use the proceeds received to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid and future compensation expense to be recognized.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Discontinued Operations

Amounts included in discontinued operations in our consolidated statements of operations in Fiscal 2017 primarily consist of revisions to our net loss anticipated in connection with certain retained lease obligations related to our former Ben Sherman operating group which we sold in 2015. During Fiscal 2017, we negotiated settlements in respect of these outstanding lease obligations by agreeing to make one-time cash payments lower than the aggregate total outstanding liabilities related to discontinued operations at that time resulting in income from discontinued operations during the period. The final satisfaction of those lease obligations was completed in February 2018.

All references to assets, liabilities, revenues, expenses and other information in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group, except that any cash flow information includes continuing operations and discontinued operations as cash flows from discontinued operations have not been segregated from cash flow from continuing operations.

Accounting Standards Adopted in Fiscal 2019

In February 2016, the FASB issued revised lease accounting guidance. The guidance requires companies to record substantially all leases, including operating leases, as assets and liabilities on the balance sheet. For these leases, we are required to recognize (1) an operating lease asset which represents our right to use, or control the use of, a specified asset for a lease term and (2) a lease liability equal to our obligation to make lease payments arising from a lease, measured on a discounted basis. We adopted the guidance on the first day of Fiscal 2019 using a modified retrospective approach. The modified retrospective approach allows us to apply the new lease accounting guidance to the financial statements for the period of adoption and apply the previous lease accounting guidance in the prior year comparative periods. The adoption of the new lease accounting guidance had a material impact on our consolidated balance sheet as a result of the non-cash recognition of operating lease assets and operating lease liabilities, but did not

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have a material impact on our consolidated statements of operations or cash flows. We elected the transition relief package practical expedients by applying previous lease accounting conclusions to all leases that existed prior to the adoption date. Therefore, we have not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases, or (3) the accounting for initial direct costs that were previously capitalized. We did not elect the practical expedient to use hindsight for leases existing at the adoption date. Refer to “Leases” above and Note 6 for additional disclosures and information about accounting for leases.

Other recently issued guidance that was adopted in Fiscal 2019 did not have a material impact on our consolidated financial statements upon adoption.

Recently Issued Accounting Standards Applicable to Future Years

In June 2016, the FASB issued guidance, as amended, on the measurement of credit losses on financial instruments. This guidance amends the impairment model by requiring that companies use a forward-looking approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables. This guidance will be effective in Fiscal 2020, which commenced on February 2, 2020. We are currently assessing the impact that adopting this guidance will have on our consolidated financial statements.

In December 2019, the FASB amended guidance on accounting for income taxes. This guidance amends and simplifies the accounting for income taxes by removing certain exceptions in existing guidance to reduce complexity in certain areas. This guidance will be effective for all years beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact that adopting this guidance will have on our consolidated financial statements.

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

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men’s tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and any other items that are not allocated to the operating groups including LIFO inventory accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our operating groups, including the operations of TBBC and our Lyons, Georgia distribution center.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Net sales
Tommy Bahama	$676,652	$675,358	$686,021
Lilly Pulitzer	284,700	272,299	248,931
Lanier Apparel	97,251	100,471	106,852
Southern Tide	46,409	45,248	40,940
Corporate and Other	17,778	14,090	3,467
Consolidated net sales	$1,122,790	$1,107,466	$1,086,211

Depreciation and amortization
Tommy Bahama	$27,852	$29,549	$30,998
Lilly Pulitzer	10,106	10,605	9,021
Lanier Apparel	574	567	583
Southern Tide	549	528	441
Corporate and Other	1,206	1,241	1,359
Consolidated depreciation and amortization	$40,287	$42,490	$42,402

Operating income (loss)
Tommy Bahama	$53,207	$53,139	$55,002
Lilly Pulitzer	51,795	47,239	46,608
Lanier Apparel	1,465	5,057	6,546
Southern Tide	5,554	5,663	4,504
Corporate and Other	(18,346)	(20,506)	(26,660)
Consolidated operating income	93,675	90,592	86,000
Interest expense, net	1,245	2,283	3,109
Earnings before income taxes	$92,430	$88,309	$82,891
(1)	Corporate and Other included a LIFO accounting charge of $1 million, $1 million and $8 million in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Purchases of Property and Equipment
Tommy Bahama	$31,272	$25,111	$24,962
Lilly Pulitzer	4,273	10,777	11,150
Lanier Apparel	571	99	305
Southern Tide	289	149	1,138
Corporate and Other	1,016	907	1,193
Purchases of Property and Equipment	$37,421	$37,043	$38,748

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	February 1,	February 2,
	2020	2019
Total Assets
Tommy Bahama (1)	$668,197	$439,353
Lilly Pulitzer (1)	199,913	152,113
Lanier Apparel (1)	43,533	54,369
Southern Tide (1)	99,667	97,939
Corporate and Other (2)	22,059	(16,520)
Total Assets	$1,033,369	$727,254
(1)	The increase in total assets for Tommy Bahama, Lilly Pulitzer and Southern Tide were primarily a result of the recognition of operating lease assets in Fiscal 2019 due to the adoption of the revised lease accounting guidance, while the decrease in Lanier Apparel was primarily due to lower inventories and receivables partially offset by operating lease assets.
(2)	Total assets for Corporate and Other include LIFO reserves of $63 million and $62 million as of February 1, 2020 and February 2, 2019, respectively. The change in total assets for Corporate and Other from February 2, 2019 was primarily due to the increased cash as of February 1, 2020.

Net book value of our property and equipment and net sales by geographic area are presented in the tables below (in thousands). The other foreign amounts primarily relate to our Tommy Bahama operations in Canada, Australia and Japan.

	February 1,	February 2,
	2020	2019
Net Book Value of Property and Equipment
United States	$187,032	$186,426
Other foreign	4,485	6,150
	$191,517	$192,576

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net Sales
United States	$1,086,170	$1,067,235	$1,048,619
Other foreign	36,620	40,231	37,592
	$1,122,790	$1,107,466	$1,086,211

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below quantify, for each operating group and in total, the amount of net sales by distribution channel (in thousands) and as a percentage of net sales for each period presented.

	Fiscal 2019
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$676,652	48%	20%	12%	20%	—%
Lilly Pulitzer	284,700	41%	38%	—%	21%	—%
Lanier Apparel	97,251	—%	1%	—%	99%	—%
Southern Tide	46,409	—%	21%	—%	79%	—%
Corporate and Other	17,778	—%	60%	—%	32%	8%
Consolidated net sales	$1,122,790	39%	23%	8%	30%	—%

	Fiscal 2018
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$675,358	48%	18%	13%	21%	—%
Lilly Pulitzer	272,299	42%	36%	—%	22%	—%
Lanier Apparel	100,471	—%	—%	—%	100%	—%
Southern Tide	45,248	—%	18%	—%	82%	—%
Corporate and Other	14,090	—%	54%	—%	30%	16%
Consolidated net sales	$1,107,466	40%	21%	8%	31%	—%

	Fiscal 2017
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$686,021	49%	16%	12%	23%	—%
Lilly Pulitzer	248,931	38%	34%	—%	28%	—%
Lanier Apparel	106,852	—%	—%	—%	100%	—%
Southern Tide	40,940	—%	19%	—%	81%	—%
Corporate and Other	3,467	—%	23%	—%	16%	61%
Consolidated net sales	$1,086,211	39%	19%	8%	34%	—%

Note 3. Property and Equipment, Net

Property and equipment, carried at cost, is summarized as follows (in thousands):

	February 1,	February 2,
	2020	2019
Land	$3,166	$3,166
Buildings and improvements	39,563	38,782
Furniture, fixtures, equipment and technology	240,527	223,666
Leasehold improvements	231,089	229,141
	514,345	494,755
Less accumulated depreciation and amortization	(322,828)	(302,179)
Property and equipment, net	$191,517	$192,576

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Intangible Assets and Goodwill

Intangible assets by category are summarized below (in thousands):

	February 1,	February 2,
	2020	2019
Intangible assets with finite lives	$51,929	$51,929
Accumulated amortization	(41,924)	(40,753)
Total intangible assets with finite lives, net	10,005	11,176

Intangible assets with indefinite lives:
Tommy Bahama Trademarks	$110,700	$110,700
Lilly Pulitzer Trademarks	27,500	27,500
Southern Tide Trademarks	26,800	26,800
Total intangible assets, net	$175,005	$176,176

Intangible assets, by operating group and in total, for Fiscal 2017, Fiscal 2018 and Fiscal 2019 are as follows (in thousands):

	Tommy	Lilly	Lanier	Southern	Corporate
	Bahama	Pulitzer	Apparel	Tide	and Other	Total
Balance, January 28, 2017	$113,625	$28,595	$3,048	$29,977	$—	$175,245
Acquisition	—	1,500	—	—	4,440	5,940
Amortization	(1,580)	(346)	(172)	(288)	(18)	(2,404)
Other, including foreign currency	112	—	(35)	—	—	77
Balance February 3, 2018	112,157	29,749	2,841	29,689	4,422	178,858
Acquisition	—	—	—	—	—	—
Amortization	(1,385)	(533)	(171)	(288)	(233)	(2,610)
Other, including foreign currency	(72)	—	—	—	—	(72)
Balance, February 2, 2019	110,700	29,216	2,670	29,401	4,189	176,176
Acquisition	—	—	—	—	—	—
Amortization	—	(475)	(171)	(291)	(234)	(1,171)
Other, including foreign currency	—	—	—	—	—	—
Balance, February 1, 2020	$110,700	$28,741	$2,499	$29,110	$3,955	$175,005

Based on the current estimated useful lives assigned to our intangible assets, amortization expense for each of the next five years is expected to be $1 million per year.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill, by operating group and in total, for Fiscal 2017, Fiscal 2018 and Fiscal 2019 is as follows (in thousands):

	Tommy	Lilly	Southern	Corporate
	Bahama	Pulitzer	Tide	and Other	Total
Balance, January 28, 2017	$775	$16,495	$42,745	$—	$60,015
Acquisition	—	3,027	—	3,615	6,642
Other, including foreign currency	46	—	—	—	46
Balance February 3, 2018	821	19,522	42,745	3,615	66,703
Acquisition	—	—	—	—	—
Other, including foreign currency	(67)	—	—	(15)	(82)
Balance, February 2, 2019	754	19,522	42,745	3,600	66,621
Acquisition	—	—	—	—	—
Other, including foreign currency	(43)	—	—	—	(43)
Balance, February 1, 2020	$711	$19,522	$42,745	$3,600	$66,578

Note 5. Debt

In July 2019, we amended our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”) by entering into the First Amendment to the Fourth Amended and Restated Credit Agreement to (1) extend the maturity of the facility to July 2024 and (2) modify certain provisions including a reduction of interest rates on certain borrowings and a reduction in unused line fees. We had no amounts outstanding as of February 1, 2020 under the U.S. Revolving Credit Agreement, compared to borrowings of $13 million as of February 2, 2019. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest, unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (July 2024) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of February 1, 2020, $3 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of February 1, 2020, we had $322 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings. See Note 14 for additional information relating to borrowings under the U.S. Revolving Credit Agreement made after February 1, 2020.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, the U.S. Revolving Credit Agreement contains a financial covenant that applies only if excess availability under the agreement for three consecutive business days is less than the greater of (1) $23.5 million or (2) 10% of availability. In such case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained excess availability under the U.S. Revolving Credit Agreement of more than the greater of (1) $23.5 million or (2) 10% of availability for 30 consecutive days.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2019 and as of February 1, 2020, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of February 1, 2020, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.

Note 6. Leases

Substantially all lease expense, which consists of operating lease amounts, is included in SG&A in our consolidated statements of operations. For Fiscal 2019, operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset, was $66 million and variable lease expense was $34 million, resulting in total lease expense of $99 million. As of February 1, 2020, the weighted-average remaining operating lease term was seven years and the weighted-average discount rate for operating leases was 4%. Cash paid for lease amounts included in the measurement of operating lease liabilities in Fiscal 2019 was $70 million.

As of February 1, 2020, the required lease liability payments, which includes base rent amounts but excludes payments for real estate taxes, sales taxes, insurance other operating expenses and contingent rents incurred under operating lease agreements, for the fiscal years specified below were as follows (in thousands):

Operating lease
2020	$64,141
2021	67,213
2022	63,248
2023	59,444
2024	45,972
After 2024	96,914
Total lease payments	$396,932
Less: Difference between discounted and undiscounted lease payments	54,848
Present value of lease liabilities	$342,084

In addition to the lease amounts included above, as of February 1, 2020, we had additional direct to consumer operating lease commitments, excluding variable lease payments, that have not yet commenced of $4 million. These leases are expected commence in Fiscal 2020 with lease terms generally of up to 10 years.

Disclosures related to periods prior to adoption of revised accounting guidance

Total rent expense in Fiscal 2018 was $96 million, which includes base rent amounts, real estate taxes, sales taxes, insurance and other operating expenses and contingent rents incurred under all leases. Payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent percentage rent are included in rent expense, but are generally not included in the aggregate minimum rental commitments, as, in most cases, the amounts payable in future periods are not quantified in the lease agreement or may be dependent on future events. The total amount of such charges included in total rent expense above were $28 million in Fiscal 2018. As of February 2, 2019, the aggregate

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

minimum base rental commitments for all non-cancelable operating leases with original terms in excess of one year were $68 million, $66 million, $62 million, $59 million, and $51 million for each of the next five years and $124 million thereafter.

Note 7. Commitments and Contingencies

As of February 1, 2020, we are also obligated under certain apparel license and design agreements to make future minimum royalty and advertising payments of $6 million, $4 million, $0 million, $0 million, and $0 million for each of the next five years and $0 thereafter. These amounts do not include amounts, if any, that exceed the minimums required pursuant to the agreements.

During the 1990s, we discovered the presence of hazardous waste on one of our properties. We believe that remedial or other activities may be required, including continued investigation and monitoring of groundwater and soil, although the timing and extent of such activities is uncertain. As of both February 1, 2020 and February 2, 2019, the reserve for the remediation of this site was less than $1 million, which is included in other non-current liabilities in our consolidated balance sheets. The amount recorded represents our estimate of the costs, on an undiscounted basis, to clean up and monitor the site as well as any associated legal and consulting fees, based on currently available information. This estimate may change in future periods as more information on the activities required and timing of those activities become known.

In Fiscal 2016, we recognized a charge of $1 million related to an assertion of underpaid customs duties concerning the method used to determine the dutiable value of certain inventory. We appealed this assessment in accordance with the standard procedures of the relevant customs authorities. We obtained a favorable ruling on appeal resulting in the Fiscal 2018 reversal for all amounts previously accrued related to the assertion.

In connection with our Fiscal 2017 acquisition of TBBC, we entered into a contingent consideration agreement which requires us to make cash payments to the sellers of up to $4 million in the aggregate subject to TBBC’s achievement of certain earnings targets over a four year period subsequent to the acquisition. Pursuant to this contingent consideration agreement, as of February 1, 2020, less than $1 million was earned related to Fiscal 2018 and paid in Fiscal 2019, less than $1 million was earned related to Fiscal 2019 and is payable in Fiscal 2020. One of the sellers of TBBC is an employee and continues to manage the operations of TBBC.

Note 8. Shareholders’ Equity

Common Stock

We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of February 1, 2020 and February 2, 2019. We had 17 million shares of common stock issued and outstanding as of February 1, 2020 and February 2, 2019.

Long-Term Stock Incentive Plan

As of February 1, 2020, less than 1 million shares were available for issuance under our Long-Term Stock Incentive Plan (the "Long-Term Stock Incentive Plan"). The Long-Term Stock Incentive Plan allows us to grant equity-based awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted shares and/or restricted share units. No additional shares are available under any predecessor plans.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The table below summarizes the restricted share award activity for officers and other key employees (in shares) during Fiscal 2019, Fiscal 2018, and Fiscal 2017:

	Fiscal 2019		Fiscal 2018		Fiscal 2017
		Weighted-		Weighted-		Weighted-
		average		average		average
	Number of	grant date	Number of	grant date	Number of	grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Restricted share awards outstanding at beginning of fiscal year	257,890	$66	211,045	$63	228,682	$69
Service-based restricted share awards granted/issued	42,573	$76	49,726	$79	58,753	$56
Performance-based restricted share awards issued related to prior year performance awards	43,152	$79	72,427	$57	30,443	$76
Restricted share awards vested, including restricted shares repurchased from employees for employees’ tax liability	(87,252)	$71	(73,408)	$58	(92,239)	$78
Restricted share awards forfeited	(4,439)	69	(1,900)	62	(14,594)	58
Restricted share awards outstanding at end of fiscal year	251,924	$68	257,890	$66	211,045	$63

The following table summarizes information about unvested restricted share awards as of February 1, 2020. The unvested restricted share awards will be settled in shares of our common stock on the vesting date, subject to the employee still being an employee at that time.

	Number of	Average
	Unvested	Market
	Share	Price on
Description	Awards	Date of Grant
Service-based & Performance-based Restricted Share Awards Vesting in April 2020	114,003	$58
Service-based & Performance-based Restricted Share Awards Vesting in April 2021	83,248	$76
Service-based Restricted Share Awards Vesting in April 2022	54,673	$75
Total	251,924

Restricted shares pursuant to performance-based awards are not issued until approved by our compensation committee following completion of the performance period. During Fiscal 2019, approximately 40,000 restricted shares were earned by recipients related to the Fiscal 2019 performance period; however, these share awards were not included in the tables above as the awards had not been issued as of February 1, 2020. The grant date fair value of these 40,000 awards was $76 per share, and the awards vest in April 2022.

As of February 1, 2020, there was $8 million of unrecognized compensation expense related to the unvested restricted share awards, which have been granted to employees but have not yet vested, including the Fiscal 2019 performance-based awards issued in the first quarter of Fiscal 2020. As of February 1, 2020, the weighted average remaining life of the outstanding awards was one year.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we grant restricted shares to our non-employee directors for a portion of each non-employee director’s annual compensation. The non-employee directors must complete certain service requirements; otherwise, the restricted shares are subject to forfeiture. On the date of issuance, the non-employee directors are entitled to the same dividend and voting rights as other holders of our common stock. The non-employee directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period.

Employee Stock Purchase Plan

There were less than 1 million shares of our common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of February 1, 2020. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Equity compensation expense related to the employee stock purchase plan recognized was less than $1 million in each of Fiscal 2019, Fiscal 2018 and Fiscal 2017.

Preferred Stock

We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of February 1, 2020 and February 2, 2019. No preferred shares were issued or outstanding as of February 1, 2020 or February 2, 2019.

Note 9. Income Taxes

The following table summarizes our distribution between domestic and foreign earnings (loss) before income taxes and the provision (benefit) for income taxes (in thousands):

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Earnings from continuing operations before income taxes:
Domestic	$86,528	$85,050	$78,707
Foreign	5,902	3,259	4,184
Earnings from continuing operations before income taxes	$92,430	$88,309	$82,891

Income taxes:
Current:
Federal	$18,565	$12,543	$11,710
State	5,459	4,474	3,775
Foreign	1,650	1,979	707
	25,674	18,996	16,192
Deferred—Domestic	(1,870)	3,141	1,690
Deferred—Foreign	133	(119)	308
Income taxes	$23,937	$22,018	$18,190

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Statutory tax rate (1)	21.0%	21.0%	33.7%
State income taxes—net of federal income tax benefit	4.4%	4.6%	3.6%
Impact of foreign operations rate differential (2)	0.2%	0.7%	(0.6)%
Valuation allowance for foreign losses and other carry-forwards (3)	0.1%	(0.1)%	1.1%
Impact of U.S. Tax Reform on deferred tax amounts (4)	—%	—%	(14.4)%
Other, net	0.2%	(1.3)%	(1.5)%
Effective tax rate for continuing operations	25.9%	24.9%	21.9%
(1)	The statutory tax rate for Fiscal 2019 and Fiscal 2018 reflects the federal corporate tax rate of 21%. Fiscal 2017 is a blended rate that reflects the reduction of the federal corporate marginal tax rate effective January 1, 2018 as a result of U.S. Tax Reform.
(2)	Impact of foreign operations rate differential primarily reflects the rate differential between the United States and the respective foreign jurisdictions for any foreign income or losses, and the impact of any permanent differences.
(3)	Valuation allowance for foreign losses and other carry-forwards primarily reflects the valuation allowance recorded due to our inability to recognize an income tax benefit related to certain operating loss carry-forwards and deferred tax assets during the period. The benefit in Fiscal 2018 was primarily due to the utilization of certain operating loss carryforward benefits against current year earnings and changes in our assessment of the likelihood of recognition of certain foreign operating loss carryforwards.
(4)	Impact of U.S. Tax Reform on deferred tax amounts of $12 million consists of our provisional income tax benefit amount related to the revaluation of deferred tax assets and liabilities to reflect the change in the enacted tax rate due to U.S. Tax Reform. During Fiscal 2018 as we completed our calculation of the impact of U.S. Tax Reform in accordance with Staff Accounting Bulletin No. 118, which provided us with up to one year to complete accounting for the impacts of U.S. Tax Reform, we did not recognize any material measurement period adjustments to the provisional amounts recorded in Fiscal 2017.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

	February 1,	February 2,
	2020	2019
Deferred Tax Assets:
Inventories	$13,067	$13,210
Accrued compensation and benefits	8,977	8,096
Receivable allowances and reserves	993	890
Operating lease liabilities	85,969	3,371
Operating loss and other carry-forwards	3,171	2,785
Other, net	1,546	4,122
Deferred tax assets	113,723	32,474
Deferred Tax Liabilities:
Operating lease assets	(82,186)	—
Depreciation and amortization	(8,076)	(11,917)
Acquired intangible assets	(34,019)	(32,913)
Deferred tax liabilities	(124,281)	(44,830)
Valuation allowance	(5,213)	(5,103)
Net deferred tax liability	$(15,771)	$(17,459)

As of February 1, 2020 and February 2, 2019 our operating loss and other carry-forwards primarily relate to our operations in Canada and Hong Kong, as well as certain states. The majority of these operating loss carry-forwards allow for carry-forward of at least 20 years and in some cases, indefinitely. The substantial majority of our valuation allowance of $5 million and $5 million as of February 1, 2020 and February 2, 2019, respectively, relates to these foreign and state operating loss carry-forwards and the deferred tax assets in those jurisdictions. The recent history of operating losses in certain jurisdictions is considered significant negative evidence against the future realizability of these tax benefits. The amount of the valuation allowance could change in the future if our operating results or estimates of future taxable operating results changes.

U.S. Tax Reform made significant changes to how foreign earnings are taxed. Certain amounts of foreign earnings are subject to U.S. federal tax currently pursuant to the GILTI rules regardless of whether those earnings are distributed, and actual distributions of foreign earnings are generally no longer subject to U.S. federal tax.   We continue to assert that our investments in foreign subsidiaries and substantially all of the related earnings are permanently reinvested outside the United States. We believe that any other taxes such as foreign withholding or U.S. state tax payable would be immaterial if we were to repatriate the foreign earnings. Therefore, we have not recorded any deferred tax liabilities related to investments and earnings in our consolidated balance sheets as of February 1, 2020 and February 2, 2019.

Accounting for income taxes requires that we offset deferred tax liabilities and assets within each tax jurisdiction and present the net deferred tax amount for each jurisdiction as a net deferred tax amount in our consolidated balance sheets. The amounts of deferred income taxes included in our consolidated balance sheets are as follows (in thousands):

	February 1,	February 2,
	2020	2019
Assets:
Deferred tax assets	$769	$952
Liabilities:
Deferred tax liabilities	(16,540)	(18,411)
Net deferred tax liability	$(15,771)	$(17,459)

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Defined Contribution Plans

We have a tax-qualified voluntary retirement savings plan covering substantially all United States employees and other similar plans covering certain foreign employees. If a participant elects to contribute, a portion of the contribution may be matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Realized and unrealized gains and losses on the deferred compensation plan investments are recorded in SG&A in our consolidated statements of operations and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in Fiscal 2019, Fiscal 2018 and Fiscal 2017 was $5 million, $5 million and $4 million, respectively.

Note 11. Summarized Quarterly Data (unaudited)

Each of our fiscal quarters consists of thirteen week periods, beginning on the first day after the end of the prior fiscal quarter, except that the fourth quarter in a year with 53 weeks (such as Fiscal 2017) includes 14 weeks. Following is a summary of our Fiscal 2019 and Fiscal 2018, quarterly results (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total(1)
Fiscal 2019
Net sales	$281,973	$302,000	$241,221	$297,596	$1,122,790
Gross profit	$165,769	$179,825	$132,980	$166,393	$644,967
Operating income	$29,742	$40,259	$2,594	$21,080	$93,675
Net earnings	$21,657	$29,836	$1,668	$15,332	$68,493
Net earnings per share:
Basic	$1.30	$1.78	$0.10	$0.91	$4.09
Diluted	$1.29	$1.76	$0.10	$0.90	$4.05
Weighted average shares outstanding:
Basic	16,713	16,760	16,773	16,779	16,756
Diluted	16,848	16,907	16,934	16,965	16,914
Fiscal 2018
Net sales	$272,628	$302,641	$233,662	$298,535	$1,107,466
Gross profit	$164,146	$179,297	$129,279	$164,402	$637,124
Operating income	$28,373	$36,513	$3,705	$22,001	$90,592
Net earnings	$20,567	$27,184	$1,861	$16,679	$66,291
Net earnings per share:
Basic	$1.24	$1.63	$0.11	$1.00	$3.97
Diluted	$1.23	$1.61	$0.11	$0.99	$3.94
Weighted average shares outstanding:
Basic	16,639	16,683	16,694	16,698	16,678
Diluted	16,769	16,840	16,870	16,890	16,842
(1)	The sum of the quarterly net earnings per share amounts may not equal the amount for the year due to rounding.

The Fourth Quarters of Fiscal 2019 and Fiscal 2018 included a LIFO accounting charge of $1 million and $1 million, respectively. The full years of Fiscal 2019 and Fiscal 2018 included a LIFO accounting charge of $1 million and $1 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Business Combinations

Fiscal 2017 Business Combinations

During Fiscal 2017 we completed certain acquisitions which resulted in our acquisition of TBBC and 12 Lilly Pulitzer Signature Stores. TBBC, which we acquired in December 2017, designs, sources, markets and distributes premium childrenswear including bonnets, hats, apparel, swimwear and accessories through the TBBC e-commerce website as well as wholesale specialty retailers. The Lilly Pulitzer Signature Stores that were acquired are located in Massachusetts, Virginia and Maryland. We believe the TBBC acquisition further advances our strategic goal of owning a diversified portfolio of lifestyle brands, while the acquisition of the Lilly Pulitzer Signature Stores allows for growth of Lilly Pulitzer’s direct to consumer business, particularly in some key markets. Subsequent to their respective acquisitions, the acquired Lilly Pulitzer Signature Stores are included in our Lilly Pulitzer operating group, while the TBBC operations are included in Corporate and Other.

The purchase price, in the aggregate, of our Fiscal 2017 acquisitions was $18 million primarily consisting of cash, subject to adjustment based on net working capital or inventory amounts as of the closing dates of the respective acquisitions. We used borrowings under our revolving credit facility to finance the transactions. Transaction and integration costs related to the acquisitions totaled $1 million and are included in SG&A in Fiscal 2017. The following table summarizes our allocation of the purchase price for the Fiscal 2017 acquisitions, in the aggregate (in thousands):

Fiscal 2017 acquisitions
Cash and cash equivalents	$406
Inventories (1)	3,910
Prepaid expenses and other current assets	595
Property and equipment	682
Intangible assets	5,940
Goodwill	6,642
Accounts payable, accrued expenses and other liabilities	(640)
Purchase price (2)	$17,535
(1)	Includes a step-up of acquired inventory from cost to fair value of $1 million with substantially all of this step-up amount recognized in Fiscal 2017 in cost of goods sold in our consolidated statement of operations with the remaining amount recognized in Fiscal 2018 in cost of goods sold in our consolidated statement of operations.
(2)	In connection with the TBBC acquisition, we entered into a contingent consideration agreement pursuant to which we will be obligated to make cash payments to the sellers of up to $4 million in the aggregate subject to TBBC’s achievement of certain earnings targets over a four year period subsequent to the acquisition. Estimated fair value of the contingent consideration amount as of the acquisition date was less than $1 million.

Intangible assets allocated in connection with our purchase price allocation consisted of the following (in thousands):

		Fiscal 2017
	Useful life	acquisitions
Finite lived intangible assets acquired:
Trade names and trademarks	20 years	$4,220
Other intangible assets including reacquired rights, customer relationships and non-compete agreements	3 - 10 years	$1,720
		$5,940

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Tommy Bahama Japan Charges

During Fiscal 2019 and Fiscal 2018, we incurred certain charges related to the restructure of our Tommy Bahama Japan operations, which we plan to exit entirely during the first half of Fiscal 2020. In Fiscal 2018 we incurred charges related to the lease termination and closure of the Tommy Bahama Ginza flagship retail-restaurant location, for which the lease was previously scheduled to expire in 2022, as well as other charges associated with downsizing the business. In Fiscal 2019 we incurred charges associated with the shutdown of our remaining retail and concession operations in Japan which is scheduled to be completed in the first half of Fiscal 2020. The substantial majority of the charges in Fiscal 2019 and Fiscal 2018, which are included in Tommy Bahama, were recognized in SG&A.

The charges in Fiscal 2018 totaled $4 million, including $2 million of lease termination and premises reinstatement charges, $1 million of non-cash asset impairment charges and $1 million of inventory markdown, severance and other charges related to the downsizing of the business. The charges in Fiscal 2019 totaled $3 million, including a $1 million non-cash foreign currency charge associated with our investment in Japan which was previously included in accumulated other comprehensive income in our consolidated balance sheet, $1 million of lease termination, premises reinstatement and operating lease asset impairment charges, and charges related to the revision to the estimated Ginza reinstatement charge recognized in the prior year, as well as other items including severance and inventory markdowns related to the pending shutdown of the Tommy Bahama Japan operations.

As of February 1, 2020, obligations related to these charges that are still outstanding total $1 million, which primarily consist of monthly retail store lease payments, lease termination payments and premises reinstatement charges requiring payment in the first half of Fiscal 2020 and other amounts related to the pending shutdown of the business. These amounts are included in current liabilities in our consolidated balance sheet as the amounts are expected to be paid in the first half of Fiscal 2020.

Note 14. Subsequent Events

Subsequent to the end of Fiscal 2019, in February and March 2020, we repurchased 332,000 shares of our common stock for $18 million under an open market stock repurchase program (Rule 10b5-1 plan).

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. Due to the COVID-19 outbreak, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all of our retail and restaurant locations in North America on March 17, 2020. Subsequent to those closures, we also temporarily closed all of our retail locations in Australia. These store and restaurant closures, as well as the disruptions in all of our channels of distribution resulting from the COVID-19 outbreak, has had, and will continue to have a negative impact on our net sales during Fiscal 2020. While the disruption is currently expected to be temporary, there is significant uncertainty around the duration of the disruption. Thus, while we expect this matter to negatively impact our business, results of operations and financial position, the related financial impact cannot be reasonably estimated at this time. As a result, we are leveraging our balance sheet and have drawn down $200 million from the U.S. Revolving Credit Agreement to increase our cash position and help preserve our financial flexibility.

SCHEDULE II

Oxford Industries, Inc.

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions	Charged
	Balance at	Charged to	to Other	Deductions		Balance at
	Beginning	Costs and	Accounts–	–		End of
Description	of Period	Expenses	Describe	Describe		Period
	(In thousands)
Fiscal 2019
Deducted from asset accounts:
Accounts receivable reserves (1)	$6,646	$15,802	—	$(13,682)	(3)	$8,766
Allowance for doubtful accounts (2)	$661	$88	—	$(194)	(4)	$555
Fiscal 2018
Deducted from asset accounts:
Accounts receivable reserves (1)	$6,485	$9,599	—	$(9,438)	(3)	$6,646
Allowance for doubtful accounts (2)	$1,659	$225	—	$(1,223)	(4)	$661
Fiscal 2017
Deducted from asset accounts:
Accounts receivable reserves (1)	$9,301	$9,059	—	$(11,875)	(3)	$6,485
Allowance for doubtful accounts (2)	$811	$1,366	—	$(518)	(4)	$1,659
(1)	Accounts receivable reserves includes estimated reserves for allowances, returns and discounts related to our wholesale operations as discussed in our significant accounting policy disclosure for "Revenue Recognition and Receivables" in Note 1 of our consolidated financial statements.
(2)	Allowance for doubtful accounts consists of amounts reserved for our estimate of a customer’s inability to meet its financial obligations as discussed in our significant accounting policy disclosure for "Revenue Recognition and Receivables" in Note 1 of our consolidated financial statements.
(3)	Principally amounts written off related to customer allowances, returns and discounts.
(4)	Principally accounts written off as uncollectible.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Industries, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of the new leasing standard. The Company adopted the new leasing standard using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Annual Impairment Analysis of Goodwill and Indefinite-Lived Intangible Asset of the Southern Tide Reporting Unit
Description of the Matter

As disclosed in Note 4 to the consolidated financial statements, at February 1, 2020, the Company’s goodwill and trademark indefinite-lived intangible asset balances for the Southern Tide reporting unit were approximately $43 million and $27 million, respectively. As disclosed in Note 1 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually on the first day of the fourth quarter or whenever changes in circumstances may indicate the carrying amounts may not be recoverable.

Auditing management’s annual goodwill and indefinite-lived intangible asset impairment tests for the Southern Tide reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair values of the Southern Tide reporting unit and indefinite-lived intangible asset. In particular, the fair value estimate of the Southern Tide reporting unit for purposes of assessing whether the related goodwill balance was impaired was sensitive to significant assumptions such as projected net sales, projected operating income, and the discount rate. In addition, the fair value estimate of the Southern Tide indefinite-lived intangible asset was sensitive to significant assumptions such as projected net sales, royalty rate for the trademark, and the discount rate. These significant assumptions are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the Southern Tide goodwill and indefinite-lived intangible asset impairment process. For example, we tested controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Southern Tide reporting unit and indefinite-lived intangible asset, we performed audit procedures that included, among others, assessing methodologies used by the Company, testing the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we compared the significant assumptions described above to current market and economic trends; the assumptions used to value similar assets in acquisitions; historical results of the business; and other guidelines used by companies in the same industry. We involved our valuation specialists to assist in our evaluation of the Company's valuation methodology and certain significant assumptions, including the discount rates and trademark royalty rate. In addition, we assessed the historical accuracy of management’s prospective financial information and performed sensitivity analyses on significant assumptions to evaluate the potential changes in the fair value of the Southern Tide reporting unit and indefinite-lived intangible asset that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

Atlanta, GA

March 30, 2020

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

Changes in and Evaluation of Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of Fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of February 1, 2020. In making this assessment, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that our internal control over financial reporting was effective as of February 1, 2020.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of February 1, 2020, and its report thereon is included herein.

/s/ THOMAS C. CHUBB III	/s/ K. SCOTT GRASSMYER
Thomas C. Chubb III Chairman, Chief Executive Officer and President (Principal Executive Officer)	K. Scott Grassmyer Executive Vice President — Finance, Chief Financial Officer and Controller (Principal Financial Officer)

March 30, 2020	March 30, 2020

Limitations on the Effectiveness of Controls

Because of their inherent limitations, our disclosure controls and procedures and our internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that a control system’s objectives will be met.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Oxford Industries, Inc.’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oxford Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 30, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

March 30, 2020

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning the members of our Board of Directors:

Name	Principal Occupation
Helen Ballard	Ms. Ballard is the owner of Helen Ballard LLC, a home furnishing product design business.
Thomas C. Chubb III	Mr. Chubb is our Chairman, Chief Executive Officer and President.
Thomas C. Gallagher	Mr. Gallagher is the retired Chairman, Chief Executive Officer and President of Genuine Parts Company.
Virginia A. Hepner	Ms. Hepner is the retired President and Chief Executive Officer of the Woodruff Arts Center.
John R. Holder	Mr. Holder is Chairman and Chief Executive Officer of Holder Properties, a full-service commercial and residential real estate developer.
Stephen S. Lanier	Mr. Lanier is a Managing Partner of Fremantle, Capital LLC, a private investment firm that provides capital growth to mature, lower middle market companies primarily in the southeast and Texas.
Dennis M. Love	Mr. Love is the retired Chairman and Chief Executive Officer of Printpack Inc.
Clarence H. Smith	Mr. Smith is Chairman of the Board, President and Chief Executive Officer of Haverty Furniture Companies, Inc., a home furnishings retailer.
Clyde C. Tuggle	Mr. Tuggle is co-founder of Pine Island Capital Partners, a private investment firm.
E. Jenner Wood III	Mr. Wood is the retired Corporate Executive Vice President of SunTrust Banks, Inc.

The following table sets forth certain information concerning our executive officers:

Name	Position Held
Thomas C. Chubb III	Chairman, Chief Executive Officer and President
Thomas E. Campbell	Executive Vice President - People & Technology
K. Scott Grassmyer	Executive Vice President - Finance, Chief Financial Officer and Controller
J. Wesley Howard, Jr.	President, Lanier Apparel
Michelle M. Kelly	Chief Executive Officer, Lilly Pulitzer
Suraj A. Palakshappa	Vice President - Law, General Counsel and Secretary
Douglas B. Wood	Chief Executive Officer, Tommy Bahama

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

●	Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019.
●	Consolidated Statements of Operations for Fiscal 2019, Fiscal 2018 and Fiscal 2017.
●	Consolidated Statements of Comprehensive Income for Fiscal 2019, Fiscal 2018 and Fiscal 2017.
●	Consolidated Statements of Shareholders’ Equity for Fiscal 2019, Fiscal 2018 and Fiscal 2017.
●	Consolidated Statements of Cash Flows for Fiscal 2019, Fiscal 2018 and Fiscal 2017.
●	Notes to Consolidated Financial Statements for Fiscal 2019, Fiscal 2018 and Fiscal 2017.

2.    Financial Statement Schedules

●	Schedule II—Valuation and Qualifying Accounts

All other schedules for which provisions are made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)   Exhibits

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended.(filed as Exhibit 3.2 to the Company’s Form 10-K for Fiscal 2017)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934*
10.1	Amended and Restated Long-Term Stock Incentive Plan, effective as of March 24, 2015 (filed as Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended January 31, 2015)†
10.2	Oxford Industries, Inc. Deferred Compensation Plan (as amended and rested effective June 13, 2012) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended October 27, 2012)†
10.3	First Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated July 1, 2016 (filed as Exhibit 10.3 to the Company’s Form 10-Q/A for the fiscal quarter ended on July 30, 2016)†
10.4

Fourth Amended and Restated Credit Agreement, dated as of May 24, 2016, by and among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the Persons party thereto from time to time as Guarantors, the financial institutions party thereto as lenders, the financial institutions party thereto as Exhibit 2.1: Issuing Banks; and SunTrust Robinson Humphrey, Inc. as a Joint Lead Arranger and a Joint Bookrunner; JPMorgan Chase Bank, N.A. as a Joint Lead Arranger, a Joint Bookrunner, and the Syndication Agent; and Bank of America, N.A. and KeyBank National Association, as the Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2016)

10.5

Fourth Amended and Restated Pledge and Security Agreement, dated as of May 24, 2016, among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the additional entities grantor thereto, as Grantors, and SunTrust Bank, as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 24, 2016)

10.6

First Amendment to Fourth Amended and Restated Credit Agreement, dates as of July 31, 2019, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., the Persons party thereto from time to time as guarantors, the financial institutions party thereto from time to time as lenders, and SunTrust Bank, as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2019)

21	Subsidiaries of Oxford Industries, Inc.*
23	Consent of Independent Registered Public Accounting Firm*
24	Power of Attorney*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	XBRL Taxonomy Extension Definition Linkbase Document
101LAB	XBRL Taxonomy Extension Label Linkbase Document
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ THOMAS C. CHUBB III
Thomas C. Chubb III	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2020
/s/ K. SCOTT GRASSMYER
K. Scott Grassmyer	Executive Vice President — Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	March 30, 2020
*
Helen Ballard	Director	March 30, 2020
*
Thomas C. Gallagher	Director	March 30, 2020
*
Virginia A. Hepner	Director	March 30, 2020
*
John R. Holder	Director	March 30, 2020
*
Stephen S. Lanier	Director	March 30, 2020
*
Dennis M. Love	Director	March 30, 2020
*
Clarence H. Smith	Director	March 30, 2020
*
Clyde C. Tuggle	Director	March 30, 2020
/s/ E. Jenner Wood III
E. Jenner Wood III	Director	March 27, 2020

*By
/s/ SURAJ A. PALAKSHAPPA
Suraj A. Palakshappa
as Attorney-in-Fact