Form 10-Q
period 2020-05-02
OXFORD INDUSTRIES INC
filed 2020-06-11
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

As of June 5, 2020, there were 16,717,988 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the First Quarter of Fiscal 2020

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of the current coronavirus (COVID-19) pandemic (which among other things, may affect many of the following risks); demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending for apparel and related products; costs of products as well as the raw materials used in those products; expected pricing levels; costs of labor; the timing of shipments requested by our wholesale customers; changes in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties; weather; fluctuations and volatility in global financial markets; retention of and disciplined execution by key management; the timing and cost of store and restaurant openings and remodels as well as other capital expenditures; acquisition and disposition activities, including our ability to timely recognize expected synergies from acquisitions; expected outcomes of pending or potential litigation and regulatory actions; the impact of any restructuring initiatives we may undertake in one or more of our business lines; access to capital and/or credit markets; the impact of the CARES Act and other legislation; changes in accounting standards and related guidance; and factors that could affect our consolidated effective tax rate, including the opportunity to carry back anticipated Fiscal 2020 operating losses to pre U.S. Tax Reform periods. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2019, as updated in Part II, Item 1A. Risk Factors contained in this report, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means the Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "TBBC" means The Beaufort Bonnet Company; “CARES Act” means the Coronavirus Aid, Relief and Economic Security Act; and “U.S. Tax Reform” means the United States Tax Cuts and Jobs Act as enacted on December 22, 2017. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2021	52 weeks ending January 29, 2022
Fiscal 2020	52 weeks ending January 30, 2021
Fiscal 2019	52 weeks ended February 1, 2020
Fourth Quarter Fiscal 2020	13 weeks ending January 30, 2021
Third Quarter Fiscal 2020	13 weeks ending October 31, 2020
Second Quarter Fiscal 2020	13 weeks ending August 1, 2020
First Quarter Fiscal 2020	13 weeks ended May 2, 2020
Fourth Quarter Fiscal 2019	13 weeks ended February 1, 2020
Third Quarter Fiscal 2019	13 weeks ended November 2, 2019
Second Quarter Fiscal 2019	13 weeks ended August 3, 2019
First Quarter Fiscal 2019	13 weeks ended May 4, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	May 2,	February 1,	May 4,
	2020	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$181,775	$52,460	$5,501
Receivables, net	51,055	58,724	85,857
Inventories, net	169,495	152,229	157,221
Prepaid expenses and other current assets	21,367	25,413	24,588
Total Current Assets	$423,692	$288,826	$273,167
Property and equipment, net	188,568	191,517	191,104
Intangible assets, net	157,015	175,005	175,883
Goodwill	23,802	66,578	66,597
Operating lease assets	274,778	287,181	294,131
Other non-current assets, net	29,615	24,262	23,543
Total Assets	$1,097,470	$1,033,369	$1,024,425
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$40,432	$65,491	$52,121
Accrued compensation	11,373	19,363	19,719
Current operating lease liabilities	66,128	50,198	53,683
Other accrued expenses and liabilities	35,194	42,727	40,778
Total Current Liabilities	$153,127	$177,779	$166,301
Long-term debt	207,618	—	33,182
Non-current operating lease liabilities	271,810	291,886	295,399
Other non-current liabilities	17,101	18,566	16,707
Deferred taxes	9,119	16,540	19,664
Commitments and contingencies	—	—	—
Shareholders’ Equity
Common stock, $1.00 par value per share	16,718	17,040	17,019
Additional paid-in capital	149,634	149,426	142,761
Retained earnings	277,595	366,793	338,875
Accumulated other comprehensive loss	(5,252)	(4,661)	(5,483)
Total Shareholders’ Equity	$438,695	$528,598	$493,172
Total Liabilities and Shareholders’ Equity	$1,097,470	$1,033,369	$1,024,425

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	First Quarter
	Fiscal 2020	Fiscal 2019
Net sales	$160,343	$281,973
Cost of goods sold	66,269	116,204
Gross profit	$94,074	$165,769
SG&A	123,001	139,814
Impairment of goodwill and intangible assets	60,452	—
Royalties and other operating income	3,890	3,787
Operating (loss) income	$(85,489)	$29,742
Interest expense, net	658	671
(Loss) earnings before income taxes	$(86,147)	$29,071
Income tax (benefit) provision	(19,363)	7,414
Net (loss) earnings	$(66,784)	$21,657

Net (loss) earnings per share:
Basic	$(4.02)	$1.30
Diluted	$(4.02)	$1.29
Weighted average shares outstanding:
Basic	16,612	16,713
Diluted	16,612	16,848
Dividends declared per share	$0.25	$0.37

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	First Quarter
	Fiscal 2020	Fiscal 2019
Net (loss) earnings	$(66,784)	$21,657
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(591)	(388)
Comprehensive (loss) income	$(67,375)	$21,269

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Quarter
	Fiscal 2020	Fiscal 2019
Cash Flows From Operating Activities:
Net (loss) earnings	$(66,784)	$21,657
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,410	9,845
Amortization of intangible assets	283	292
Impairment of goodwill and intangible assets	60,452	—
Equity compensation expense	1,682	1,876
Amortization of deferred financing costs	86	106
Deferred income taxes (benefit) expense	(7,422)	1,019
Effect of changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	7,744	(17,088)
Inventories, net	(17,551)	3,208
Prepaid expenses and other current assets	4,031	1,811
Current liabilities	(24,752)	(29,170)
Other balance sheet changes	(14,028)	356
Cash used in operating activities	$(45,849)	$(6,088)
Cash Flows From Investing Activities:
Purchases of property and equipment	(8,591)	(8,282)
Cash used in investing activities	$(8,591)	$(8,282)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(22,767)	(77,323)
Proceeds from revolving credit arrangements	230,386	97,512
Repurchase of common stock	(18,053)	—
Proceeds from issuance of common stock	406	422
Repurchase of equity awards for employee tax withholding liabilities	(1,870)	(2,453)
Cash dividends declared and paid	(4,194)	(6,297)
Other financing activities	—	(282)
Cash provided by financing activities	$183,908	$11,579
Net change in cash and cash equivalents	$129,468	$(2,791)
Effect of foreign currency translation on cash and cash equivalents	(153)	(35)
Cash and cash equivalents at the beginning of year	52,460	8,327
Cash and cash equivalents at the end of the period	$181,775	$5,501

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FIRST QUARTER OF FISCAL 2020

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

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We assessed certain accounting matters, including the carrying value of goodwill, intangible assets and long-lived assets, provisions for credit losses, inventory markdowns and the estimated effective tax rate, that require consideration of forecasted financial information based on information reasonably available to us as well as the uncertain future impacts of the novel coronavirus (COVID-19) pandemic. These assessments resulted in the recognition of certain amounts in the First Quarter of Fiscal 2020, as discussed below. Future changes in the business environment, our expectations and assumptions as compared to the information at the time of this filing regarding the magnitude and duration of the COVID-19 pandemic, and other factors could result in additional material impacts to our consolidated financial statements in future periods.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. COVID-19 had a significant effect on overall economic conditions and our operations, resulting in a significant net sales reduction and a net loss in the First Quarter of Fiscal 2020. While our mission remains the enhancement of long-term shareholder value, our focus during this crisis has been, and will continue to be, the health and well-being of our employees, customers and communities as well as protecting our brands and preserving liquidity.

Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurant locations in North America on March 17, 2020. Subsequent to those closures, we also temporarily closed all our retail locations in Australia.

The COVID-19 pandemic is expected to continue to have a material adverse impact on our business, financial condition, results of operations and cash flows for the foreseeable future, including as a result of temporary closure of our retail and restaurant locations, which continued into the Second Quarter of Fiscal 2020; decreased customer traffic in stores and restaurants even as we reopen locations in accordance with federal, state and local guidelines, including due to limited operating hours and capacity and seating limitations; uncertainty as to continued strength of our brands’ e-commerce websites during the pendency of the pandemic; overall changes in consumer confidence and consumer spending habits; any potential disruptions to our supply chain; and a slowdown in the U.S. and global economies.

For many reasons, including those identified above, the full magnitude of the COVID-19 pandemic is difficult to predict at this time, and its ultimate duration and severity will depend on future developments. We believe that cash on hand and our credit facility provide adequate funds to support our operating, capital expenditure and debt service requirements for Fiscal 2020 and beyond. We could also experience other potential adverse impacts as a result of the COVID-19 pandemic including charges resulting from adjustments to the carrying amount of goodwill, intangible assets and long-lived assets, provisions for credit losses and inventory markdowns as well as potential changes to the estimated effective tax rate.

Due to the COVID-19 pandemic in the First Quarter of Fiscal 2020, net sales in each of our operating groups decreased from prior periods resulting in significantly lower operating results, including operating losses in each group other than Lilly Pulitzer. As a result of the COVID-19 impact on our operating results, as well as lower operating results projected for future periods, we concluded that a goodwill impairment test triggering event had occurred for the goodwill associated with our Lilly Pulitzer, Southern Tide and TBBC reporting units. Further, we determined that an intangible asset impairment test triggering event had occurred for our indefinite-lived trademarks for Tommy Bahama, Lilly Pulitzer and Southern Tide. These goodwill and indefinite-lived intangible asset triggering events required the need for a quantitative interim impairment assessment over these reporting units and indefinite-lived intangible assets, in accordance with our accounting policies as described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2019. These assessments concluded that the fair values of the Southern Tide goodwill and indefinite-lived intangible assets as of May 2, 2020 did not exceed their respective carrying values, resulting in impairment charges as discussed in Note 4. These impairment charges, which totaled $60 million, were recorded in impairment of goodwill and intangible assets in our consolidated statements of operations. Additionally, due to the lower operating results and lower projected operating results, we performed recoverability tests for certain other non-current assets, including property and equipment, finite-lived intangible assets and operating lease assets, and determined that the amounts included in the asset group are recoverable, except for a $0.2 million charge related to a finite-lived intangible asset in Lanier Apparel.

The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for Fiscal 2019, except for the adoption of the credit losses and income tax guidance discussed below.

Accounting Standards Adopted in Fiscal 2020

In June 2016, the FASB issued guidance, as amended, on the measurement of credit losses on financial instruments. This guidance amends the previous incurred loss model by requiring that companies use a forward-looking current expected loss approach to estimate credit losses on certain financial instruments, including trade and other receivables, as well as other financial assets and instruments. We estimate current expected credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends. We adopted the guidance on the first day of Fiscal 2020 resulting in a charge to retained earnings of $0.5 million and a reduction to various asset amounts included in our consolidated balance sheet at adoption.

In December 2019, the FASB amended its guidance on accounting for income taxes. This guidance amends and simplifies the accounting for income taxes by removing certain exceptions in existing guidance to reduce complexity in certain areas. On the first day of Fiscal 2020, we adopted the provisions related to classification of franchise taxes partially based on income and changes in ownership of foreign equity method investments or foreign subsidiaries on a modified retrospective basis while the other provisions were adopted on a prospective basis. The adoption of the new guidance did not have an impact on our consolidated financial statements at adoption.

Other recently issued guidance that was adopted in Fiscal 2020 did not have a material impact on our consolidated financial statements upon adoption.

Recently Issued Accounting Standards Applicable to Future Periods

Recent accounting pronouncements pending adoption are either not applicable or not expected to have a material impact on our consolidated financial statements.

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

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men’s tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our operating groups, including the operations of TBBC, Duck Head and our Lyons, Georgia distribution center. In the First Quarter of Fiscal 2020, as a result of certain organizational and management reporting changes, our Duck Head operations, which were previously included in Lanier Apparel, are considered part of and included in Corporate and Other. Prior period amounts for Lanier Apparel and Corporate and Other were restated to conform to the presentation in the current period.

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other. For a more extensive description of our operating groups, see Part I, Item 1. Business included in our Annual Report on Form 10-K for Fiscal 2019.

	First Quarter
	Fiscal 2020	Fiscal 2019
Net sales
Tommy Bahama	$86,984	$164,730
Lilly Pulitzer	49,149	72,595
Lanier Apparel	10,725	26,154
Southern Tide	8,301	14,134
Corporate and Other	5,184	4,360
Consolidated net sales	$160,343	$281,973

Depreciation and amortization
Tommy Bahama	$7,800	$6,840
Lilly Pulitzer	2,316	2,683
Lanier Apparel	102	140
Southern Tide	144	134
Corporate and Other	331	340
Consolidated depreciation and amortization	$10,693	$10,137

Operating income (loss)
Tommy Bahama	$(23,362)	$15,192
Lilly Pulitzer	4,146	15,252
Lanier Apparel	(2,637)	1,367
Southern Tide	(63,366)	2,517
Corporate and Other	(270)	(4,586)
Consolidated operating (loss) income	$(85,489)	$29,742
Interest expense, net	658	671
(Loss) earnings before income taxes	$(86,147)	$29,071

	May 2, 2020	February 1, 2020	May 4, 2019
Assets
Tommy Bahama (1)	$650,057	$668,197	$677,402
Lilly Pulitzer (2)	202,983	199,913	216,635
Lanier Apparel (3)	39,283	43,533	49,232
Southern Tide (4)	37,513	99,667	99,740
Corporate and Other (5)	167,634	22,059	(18,584)
Consolidated Total Assets	$1,097,470	$1,033,369	$1,024,425

(1)	Decrease in total assets from February 1, 2020 and May 4, 2019 was primarily due to lower operating lease assets and receivables partially offset by increased inventories.
(2)	Increase in total assets from February 1, 2020 was primarily due to increased inventories partially offset by decreases in various other asset categories. Decrease in total assets from May 4, 2019 was primarily due to lower receivables, operating lease assets and fixed assets partially offset by increased inventories.
(3)	Decrease in total assets from February 1, 2020 and May 4, 2019 was primarily due to lower receivables and inventories.
(4)	Decrease in total assets from February 1, 2020 and May 4, 2019 was primarily due to the $60 million impairment charge for goodwill and intangible assets.
(5)	Increase in total assets from February 1, 2020 and May 4, 2019 was primarily due to increased cash and cash equivalents as well as increased non-current income tax receivables.

The tables below quantify, for each operating group and in total, the amount of net sales (in thousands) and net sales by distribution channel as a percentage of net sales for each period presented.

	First Quarter Fiscal 2020
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$86,984	39%	28%	13%	20%	—%
Lilly Pulitzer	49,149	24%	50%	—%	26%	—%
Lanier Apparel	10,725	—%	—%	—%	100%	—%
Southern Tide	8,301	—%	21%	—%	79%	—%
Corporate and Other	5,184	—%	63%	—%	32%	5%
Total	$160,343	28%	34%	7%	31%	—%

	First Quarter Fiscal 2019
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$164,730	47%	15%	14%	24%	—%
Lilly Pulitzer	72,595	42%	25%	—%	33%	—%
Lanier Apparel	26,154	—%	—%	—%	100%	—%
Southern Tide	14,134	—%	13%	—%	87%	—%
Corporate and Other	4,360	—%	60%	—%	32%	8%
Total	$281,973	38%	17%	9%	36%	—%

3.    Revenue Recognition and Receivables: Our revenue consists of direct to consumer sales, including our retail store, e-commerce and restaurant operations, and wholesale sales, as well as royalty income, which is included in royalties and other income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our accounting policies related to revenue recognition for each type of contract with customers, including a description of the related performance obligations, return rights, allowances, discounts, credit terms and other information, is described in the significant accounting policies described in our Annual Report on Form 10-K for Fiscal 2019.

The table below quantifies the amount of net sales by distribution channel (in thousands) for each period presented.

	First Quarter
	Fiscal 2020	Fiscal 2019
Retail	$45,503	$108,006
E-commerce	53,694	47,989
Restaurant	11,763	23,601
Wholesale	49,058	101,926
Other	325	451
Net sales	$160,343	$281,973

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. We record these discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets. As of May 2, 2020, February 1, 2020 and May 4, 2019, reserve balances recorded as a reduction to receivables related to these items were $9 million, $9 million and $8 million, respectively.

We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. In circumstances where we become aware of a specific wholesale customer’s inability to meet its financial obligations, a specific provision for credit losses is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are ultimately written off at the time that the amounts are not considered collectible. For all other wholesale customer receivable amounts, we recognize estimated provisions for credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends and considering the risk characteristics of the receivables, each of which is subjective and requires certain assumptions. As discussed in Note 1 above, during Fiscal 2020, we estimated these losses using the current expected loss approach including consideration of the expected impact of the ongoing COVID-19 pandemic on our receivables, while in Fiscal 2019, we estimated these losses using the incurred loss model under the previous guidance. We include such charges and write-offs in SG&A in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets. As of May 2, 2020, February 1, 2020 and May 4, 2019, our provision for credit losses related to receivables was $3 million, $1 million and $1 million, respectively. Provisions for credit losses expense for the First Quarter of Fiscal 2020 and the First Quarter of Fiscal 2019 was $2 million and $0 million, respectively.

Substantially all amounts recognized in receivables, net represent receivables related to contracts with customers. In addition to trade and other receivables, income tax receivables of $1 million, $1 million and $1 million and tenant allowances due from landlord of $2 million, $1 million and $1 million are included in receivables, net in our consolidated balance sheet as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively. As of May 2, 2020, February 1, 2020 and May 4, 2019, prepaid expenses and other current assets included $4 million, $3 million and $3 million, respectively, representing the estimated value of inventory for wholesale and direct to consumer sales returns. We did not have any significant contract assets related to contracts with customers, other than receivables and the value of inventory associated with reserves for expected sales returns, as of May 2, 2020, February 1, 2020 and May 4, 2019.

An estimated sales return liability of $5 million, $3 million and $5 million for expected direct to consumer returns is classified in other accrued expenses and liabilities in our consolidated balance sheet as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in other accrued expenses and liabilities in our consolidated balance sheets and totaled $12 million, $12 million and $12 million as of May 2, 2020, February 1, 2020, and May 4, 2019, respectively.

4.    Intangible Assets and Goodwill: As discussed in Note 1, the COVID-19 pandemic has had, and is expected to continue to have, a significant negative impact on each of our operating groups. Thus, certain goodwill and indefinite-lived intangible asset impairment testing was required in the First Quarter of Fiscal 2020 and resulted in significant impairment charges in Southern Tide as shown in the tables below.

Intangible assets by category are summarized below (in thousands):

	May 2,	February 1,	May 4,
	2020	2020	2019
Intangible assets with finite lives	$51,929	$51,929	$51,929
Accumulated amortization and impairment	(42,414)	(41,924)	(41,046)
Total intangible assets with finite lives, net	9,515	10,005	10,883

Intangible assets with indefinite lives:
Tommy Bahama Trademarks	$110,700	$110,700	$110,700
Lilly Pulitzer Trademarks	27,500	27,500	27,500
Southern Tide Trademarks	9,300	26,800	26,800
Total intangible assets, net	$157,015	$175,005	$175,883

Intangible assets by operating group and in total, for Fiscal 2019 and the First Quarter of Fiscal 2020 are as follows (in thousands):

	Tommy	Lilly	Lanier	Southern	Corporate
	Bahama	Pulitzer	Apparel	Tide	and Other	Total
Balance February 2, 2019	$110,700	$29,216	$246	$29,401	$6,613	$176,176
Impairment	—	—	—	—	—	—
Amortization	—	(475)	(31)	(291)	(374)	(1,171)
Balance, February 1, 2020	110,700	28,741	215	29,110	6,239	175,005
Impairment	—	—	(207)	(17,500)	—	(17,707)
Amortization	—	(106)	(8)	(72)	(97)	(283)
Balance, May 2, 2020	$110,700	$28,635	$—	$11,538	$6,142	$157,015

Goodwill, by operating group and in total, for Fiscal 2019 and the First Quarter of Fiscal 2020 are as follows (in thousands):

	Tommy	Lilly	Southern	Corporate
	Bahama	Pulitzer	Tide	and Other	Total
Balance February 2, 2019	$754	$19,522	$42,745	$3,600	$66,621
Impairment	—	—	—	—	—
Other, including foreign currency	(43)	—	—	—	(43)
Balance, February 1, 2020	711	19,522	42,745	3,600	66,578
Impairment	—	—	(42,745)	—	(42,745)
Other, including foreign currency	(31)	—	—	—	(31)
Balance, May 2, 2020	$680	$19,522	$—	$3,600	$23,802

5.    Debt: We had $208 million of indebtedness outstanding as of May 2, 2020 under our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”), compared to borrowings of $0 million as of February 1, 2020 and borrowings of $33 million as of May 4, 2019. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 1.7% as of May 2, 2020), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (July 2024), and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of May 2, 2020, $3 million of letters of credit were outstanding under our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as of May 2, 2020, we had $114 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

6.    Leases: In the ordinary course of business, we enter into real estate lease agreements for retail, food and beverage, office and warehouse/distribution space, as well as leases for certain equipment. Our leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement at our discretion, among other terms and conditions. Our real estate lease terms are typically for a period of ten years or less and typically require rent payments with specified rent escalations periodically during the lease term. Our real estate leases usually provide for payments of our pro rata share of real estate taxes, insurance and other operating expenses applicable to the property, and certain of our leases require payment of sales taxes on rental payments. Also, our retail and restaurant leases often provide for contingent rent based on sales if certain sales thresholds are achieved. For many of our lease agreements, we obtain lease incentives from the landlord for tenant improvement or other allowances. Our lease agreements do not include any material residual value guarantees or material restrictive financial covenants.

Substantially all of our leases are classified as long-term operating leases. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The significant judgments in calculating the present value of lease obligations include determining the lease term and lease payment amounts, which are dependent upon our assessment of the likelihood of exercising any renewal or termination options that are at our discretion, as well as the discount rate applied to the unpaid lease payments. The operating lease asset at commencement reflects the operating lease liability reduced for any lease incentives, including tenant improvement allowances. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term. Variable rental payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent rent based on a percentage of net sales or adjusted periodically for inflation are not included in lease expense used to calculate the present value of lease obligations recognized in our consolidated balance sheet, but instead are recognized as incurred.

We account for the underlying operating lease asset at the individual lease level. Typically, we do not include any renewal or termination options at our discretion in the underlying lease term at the time of lease commencement as the probability of exercise is not reasonably certain. The lease guidance requires us to discount unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, our estimated incremental borrowing rate. As our leases do not provide an implicit rate, we use an estimated incremental borrowing rate based on information available at commencement date. Our estimated incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis over the lease term to borrow an amount equal to the lease payments.

During the First Quarter of Fiscal 2020, the FASB provided for an optional practical expedient that simplifies how a lessee accounts for rent concessions that are a direct consequence of the COVID-19 pandemic. The practical expedient will only apply when a lease is modified to allow for a rental concession and (1) the revised consideration is substantially the same as or less than, the original consideration, (2) the reduction in lease payments relates to payments due on or before June 30, 2021, and (3) no other substantive changes have been made to the terms of the leases. The practical expedient provides that the lessee is not required to assess whether the eligible rent concessions are lease modifications if the above conditions are met for the lease agreement. We have elected to apply the practical expedient for all eligible lease concessions resulting in the rent concession being recorded as an adjustment to variable lease payments and recognized in our statement of operations in that period. The amounts of concessions recognized pursuant to this practical expedient in the First Quarter of Fiscal 2020 were not material.

Substantially all lease expense is included in SG&A in our consolidated statements of operations. For the First Quarter of Fiscal 2020, operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset, was $16 million and variable lease expense was $8 million, resulting in total lease expense of $25 million. As of May 2, 2020, the weighted-average remaining operating lease term was 6.5 years and the weighted-average discount rate for operating leases was 4.5%. Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Quarter of Fiscal 2020 was $8 million, reflecting that certain amounts related to April and May were not paid during the First Quarter of Fiscal 2020.

As of May 2, 2020, the required lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2020	$56,795
2021	67,214
2022	63,377
2023	59,126
2024	45,783
2025	31,355
After 2025	64,827
Total lease payments	$388,477
Less: Difference between discounted and undiscounted lease payments	50,539
Present value of lease liabilities	$337,938

7.    Shareholders’ Equity: The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	Fiscal 2019
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 2, 2019	$16,959	$142,976	$323,515	$(5,095)	$478,355
Comprehensive income	—	—	21,657	(388)	21,269
Shares issued under equity plans	91	331	—	—	422
Compensation expense for equity awards	—	1,876	—	—	1,876
Repurchase of shares	(31)	(2,422)	—	—	(2,453)
Cash dividends declared and paid	—	—	(6,297)	—	(6,297)
Cumulative effect of change in accounting standards	—	—	—	—	—
May 4, 2019	$17,019	$142,761	$338,875	$(5,483)	$493,172
Comprehensive income	—	—	29,836	(133)	29,703
Shares issued under equity plans	16	447	—	—	463
Compensation expense for equity awards	—	1,915	—	—	1,915
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(6,304)	—	(6,304)
Cumulative effect of change in accounting standards	—	—	—	—	—
August 3, 2019	$17,035	$145,123	$362,407	$(5,616)	$518,949
Comprehensive income	—	—	1,668	176	1,844
Shares issued under equity plans	5	418	—	—	423
Compensation expense for equity awards	—	1,907	—	—	1,907
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(6,307)	—	(6,307)
Cumulative effect of change in accounting standards	—	—	—	—	—
November 2, 2019	$17,040	$147,448	$357,768	$(5,440)	$516,816
Comprehensive income	—	—	15,332	779	16,111
Shares issued under equity plans	4	327	—	—	331
Compensation expense for equity awards	—	1,922	—	—	1,922
Repurchase of shares	(4)	(271)	—	—	(275)
Cash dividends declared and paid	—	—	(6,307)	—	(6,307)
Cumulative effect of change in accounting standards	—	—	—	—	—
February 1, 2020	$17,040	$149,426	$366,793	$(4,661)	$528,598

	First Quarter Fiscal 2020
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 1, 2020	$17,040	$149,426	$366,793	$(4,661)	$528,598
Comprehensive loss	—	—	(66,784)	(591)	(67,375)
Shares issued under equity plans	56	350	—	—	406
Compensation expense for equity awards	—	1,682	—	—	1,682
Repurchase of shares	(378)	(1,824)	(17,721)	—	(19,923)
Cash dividends declared and paid	—	—	(4,194)	—	(4,194)
Cumulative effect of change in accounting standards	—	—	(499)	—	(499)
May 2, 2020	$16,718	$149,634	$277,595	$(5,252)	$438,695

During February and March 2020, we repurchased 0.3 million shares of our common stock under an open market stock repurchase program (Rule 10b5-1 plan) pursuant to an existing share repurchase authorization of our Board of Directors. In April 2020, we repurchased 0.1 million shares of our common stock pursuant to our stock incentive plans. Our stock incentive plans are described in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2019. For the First Quarter of Fiscal 2020, there were 0.2 million shares of restricted stock outstanding that were excluded from the diluted earnings per share calculation because we incurred a net loss for the period and their inclusion would be anti-dilutive.

8.    Income Taxes: Our effective income tax rate for the First Quarter of Fiscal 2020 and the First Quarter of Fiscal 2019 was a benefit of 22.5% and an expense of 25.5%, respectively. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the First Quarter of Fiscal 2020 and the First Quarter of Fiscal 2019 was impacted by a variety of factors, including those discussed in the following paragraph, as well as the impact of state income taxes, impact of foreign operations rate differential, valuation allowances and other carry-forwards, the deductibility of certain charges and changes in enacted tax regulations.

The income tax benefit in the First Quarter of Fiscal 2020 reflects the income tax benefit on the operating losses at the statutory rate of 21% decreased by certain unfavorable items including (1) certain non-deductible impairment charges, resulting in an estimated effective income tax benefit rate of approximately 17% on the impairment charges, and (2) restricted stock which vested in the period with a vesting date price lower than the grant date price. These unfavorable items in the First Quarter of Fiscal 2020 were partially offset by the favorable impact of the CARES Act providing for additional income tax benefit for the carry back of the substantial majority of our Fiscal 2020 net operating losses to years prior to U.S. Tax Reform, which had a federal income tax rate of 35%. The income tax expense in the First Quarter of Fiscal 2019 was not impacted by any significant or unusual discrete or other items.

On March 27, 2020, the CARES Act was signed into law, with applicable provisions reflected in our financial statements for the First Quarter of Fiscal 2020. This law includes several taxpayer favorable provisions which may impact us including allowing the carryback of net operating losses to periods prior to U.S. tax reform, accelerated depreciation of certain leasehold improvement costs and relaxed interest expense limitations, as well as non-income tax benefits including deferral of employer FICA payments and an employee retention credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for 2019.

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

During Fiscal 2019, 70% of our net sales were through our direct to consumer channels of distribution, which consists of our brand-specific full-price retail stores, our e-commerce websites, our Tommy Bahama food and beverage operations and our Tommy Bahama outlets. The remaining 30% of our net sales are generated from our wholesale distribution channels. Our wholesale operations include sales of products bearing our lifestyle brands, which complement our direct to consumer operations and provide access to a larger group of consumers, and also represent substantially all of the net sales of the Lanier Apparel operating group.

Industry Overview

Each of our operating groups operates in highly competitive apparel markets that continue to evolve rapidly with the expanding application of technology to fashion retail. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Increasingly, consumers are choosing to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries.

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

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the outbreak of a novel coronavirus (COVID-19) as a pandemic. COVID-19 had a significant effect on overall economic conditions and our operations resulting in a 43% net sales reduction and a net loss in the First Quarter of Fiscal 2020. While our mission remains the enhancement of long-term shareholder value, our focus during this crisis has been and will continue to be the health and well-being of our employees, customers and communities as well as protecting our brands and preserving liquidity.

Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurant locations in North America on March 17, 2020. Subsequent to those closures, we also temporarily closed all our retail locations in Australia.

The COVID-19 pandemic is expected to continue to have a material adverse impact on our business, financial condition, results of operations and cash flows for the foreseeable future, including as a result of temporary closure of our retail and restaurant locations, which continued into the Second Quarter of Fiscal 2020; decreased customer traffic in stores and restaurants even as we reopen locations in accordance with federal, state and local guidelines, including due to limited operating hours and capacity and seating limitations; uncertainty as to continued strength of our brands’ e-commerce websites during the pendency of the pandemic; overall changes in consumer confidence and consumer spending habits; any potential disruptions to our supply chain; and a slowdown in the U.S. and global economies.

We believe we have adequate liquidity and the financial discipline to address the near-term challenges related to the COVID-19 pandemic. With significant uncertainty as to the duration and severity of the pandemic and associated restrictions on our operations, we have taken a number of actions to mitigate the impact of this pandemic on our business and operations including:

●	we furloughed and laid off a significant number of our retail, restaurant and office employees;
●	certain of our salaried employees, including our Chief Executive Officer, Chief Financial Officer and other executives, took reductions in their base salary;
●	we drew down $200 million from our U.S. Revolving Credit Agreement to increase our cash position and preserve financial flexibility;
●	our Board of Directors reduced the rate of our dividend payable in the First Quarter of Fiscal 2020;
●	in June 2020, our Board of Directors elected to reduce by 50% its cash retainers for the remainder of Fiscal 2020;
●	believing that the payment of rents in respect of our retail store and restaurant leases was inappropriate due to the impact of the COVID-19 pandemic, we suspended rent payments and have been actively negotiating with our landlords on equitable arrangements in respect of the closure and subsequent periods for those operations;
●	we have worked with suppliers to cancel, delay or suspend future product deliveries;
●	we have worked with our wholesale customers to identify suitable changes to our business arrangements;
●	under the CARES Act, we are deferring the employer portion of FICA payments and obtaining employee retention credits for qualifying wages paid to employees who are unable to work during the COVID-19 pandemic; and
●	in many cases, we suspended, cancelled or deferred capital expenditures, reducing our capital expenditure expectations for Fiscal 2020.

We have established management committees, reporting to the Chief Executive Officer on an ongoing basis, to continue to monitor the COVID-19 pandemic and its impact and are taking the necessary precautionary measures to protect the health and safety of our employees. Given the dynamic nature of these circumstances, and the uncertain duration and severity of the business disruption caused by the COVID-19 pandemic and its impact on discretionary consumer spending, the financial impact of the pandemic cannot be reasonably estimated at this time but will significantly impact our operating results, cash flows and financial position in Fiscal 2020.

For additional information about our business and each of our operating groups, see Part I, Item 1. Business included in our Annual Report on Form 10-K for Fiscal 2019. Important factors relating to certain risks which could impact our business, including those resulting from the COVID-19 pandemic, are described in Part II, Item 1A. Risk Factors of this report and Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for Fiscal 2019.

Key Operating Results

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Quarter of Fiscal 2020 compared to the First Quarter of Fiscal 2019:

	First Quarter
	Fiscal 2020	Fiscal 2019
Net sales	$160,343	$281,973
Operating (loss) income	$(85,489)	$29,742
Net (loss) earnings	$(66,784)	$21,657
Net (loss) earnings per diluted share	$(4.02)	$1.29
Weighted average shares outstanding - diluted	16,612	16,848

The lower net earnings per diluted share in the First Quarter of Fiscal 2020 was primarily due to (1) the $60 million of impairment charges for goodwill and intangible assets in Southern Tide, (2) the lower operating results in each operating group primarily due to lower sales resulting from the impact of the COVID-19 pandemic and (3) a lower effective tax rate in the First Quarter of Fiscal 2020, which resulted in a lower income tax benefit than may have otherwise been recognized. These items were partially offset by the improved operating results in Corporate and Other, which was primarily due to the favorable impact of LIFO accounting.

STORE COUNT

The table below provides store count information for Tommy Bahama, Lilly Pulitzer and Southern Tide as of the dates specified. The table includes our permanent stores and excludes any pop-up or temporary store locations which have an initial lease term of less than 12 months. Due to the impact of the COVID-19 pandemic, as of May 2, 2020 none of these stores were open or operating for business. We began reopening stores and restaurants starting on May 3, 2020 in a phased approach in accordance with local government guidelines and additional safety protocols implemented. As of June 10, 2020, we had reopened approximately 55% of our retail stores and restaurants and barring any material public reopening setbacks, we expect that we will reopen substantially all of our stores and restaurants by the end of June 2020.

	May 2,	February 1,	May 4,	February 2,
	2020	2020	2019	2019
Tommy Bahama retail stores	110	111	113	113
Tommy Bahama retail-restaurant locations	18	16	17	17
Tommy Bahama outlets	35	35	37	37
Total Tommy Bahama locations	163	162	167	167
Lilly Pulitzer retail stores	61	61	63	62
Southern Tide retail stores	1	1	—	—
Total Oxford locations	225	224	230	229

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2020 COMPARED TO FIRST QUARTER OF FISCAL 2019

The discussion and tables below compare our statements of operations for the First Quarter of Fiscal 2020 to the First Quarter of Fiscal 2019. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year:

	First Quarter
	Fiscal 2020		Fiscal 2019		$ Change	% Change

Net sales	$160,343	100.0%	$281,973	100.0%	$(121,630)	(43.1)%
Cost of goods sold	66,269	41.3%	116,204	41.2%	(49,935)	(43.0)%
Gross profit	$94,074	58.7%	$165,769	58.8%	$(71,695)	(43.2)%
SG&A	123,001	76.7%	139,814	49.6%	(16,813)	(12.0)%
Impairment of goodwill and intangible assets	60,452	37.7%	—	—%	60,452	100.0%
Royalties and other operating income	3,890	2.4%	3,787	1.3%	103	2.7%
Operating (loss) income	$(85,489)	(53.3)%	$29,742	10.5%	$(115,231)	NM %
Interest expense, net	658	0.4%	671	0.2%	(13)	(1.9)%
(Loss) earnings before income taxes	$(86,147)	(53.7)%	$29,071	10.3%	$(115,218)	NM %
Income tax (benefit) provision	(19,363)	(12.1)%	7,414	2.6%	(26,777)	NM %
Net (loss) earnings	$(66,784)	(41.7)%	$21,657	7.7%	$(88,441)	NM %

Net Sales

	First Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$86,984	$164,730	$(77,746)	(47.2)%
Lilly Pulitzer	49,149	72,595	(23,446)	(32.3)%
Lanier Apparel	10,725	26,154	(15,429)	(59.0)%
Southern Tide	8,301	14,134	(5,833)	(41.3)%
Corporate and Other	5,184	4,360	824	18.9%
Consolidated net sales	$160,343	$281,973	$(121,630)	(43.1)%

Consolidated net sales decreased $122 million, or 43%, in the First Quarter of Fiscal 2020. In response to COVID-19, we closed substantially all of our stores, outlets and restaurants from March 17, 2020 through the end of the quarter and substantially all of our wholesale customers similarly closed their doors, resulting in lower wholesale sales. The decreases in net sales included decreases in (1) retail sales of $54 million, or 58%, (2) wholesale sales of $53 million, or 52%, (3) restaurant sales of $12 million, or 50%, and (4) outlet sales of $8 million, or 60%. These decreases were partially offset by increased e-commerce sales of $6 million, or 12%, primarily due to additional online marketing and promotional events by our brands to engage our brands’ consumers online as our e-commerce websites and distribution centers remained open. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Quarter
	Fiscal 2020	Fiscal 2019
Retail	28%	38%
E-commerce	34%	17%
Restaurant	7%	9%
Wholesale	31%	36%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales decreased $78 million, or 47%, in the First Quarter of Fiscal 2020. The decrease in net sales in Tommy Bahama included decreases in (1) retail sales of $35 million, (2) wholesale sales of $21 million, (3) restaurant sales of $12 million, (4) outlet store sales of $8 million and (5) e-commerce sales of $1 million. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter
	Fiscal 2020	Fiscal 2019
Retail	39%	47%
E-commerce	28%	15%
Restaurant	13%	14%
Wholesale	20%	24%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales decreased $23 million, or 32%, in the First Quarter of Fiscal 2020. The decrease in net sales in Lilly Pulitzer included decreases in (1) retail sales of $19 million and (2) wholesale sales of $11 million. These decreases were partially offset by increased e-commerce sales of $6 million. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter
	Fiscal 2020	Fiscal 2019
Retail	24%	42%
E-commerce	50%	25%
Wholesale	26%	33%
Total	100%	100%

Lanier Apparel:

Lanier Apparel net sales decreased $15 million, or 59% in the First Quarter of Fiscal 2020 resulting from decreases in replenishment and seasonal programs for the branded and private label businesses.

Southern Tide:

Southern Tide net sales decreased $6 million, or 41%, in the First Quarter of Fiscal 2020 primarily due to lower wholesale sales. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Quarter
	Fiscal 2020	Fiscal 2019
E-commerce	21%	13%
Wholesale	79%	87%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales increased $1 million, or 19%, in the First Quarter of Fiscal 2020 reflecting increased net sales in both TBBC and Duck Head.

Gross Profit

The tables below present gross profit by operating group and in total for the First Quarter of Fiscal 2020 and the First Quarter of Fiscal 2019, as well as the change between those two periods and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$51,680	$103,507	$(51,827)	(50.1)%
Lilly Pulitzer	31,699	45,481	(13,782)	(30.3)%
Lanier Apparel	2,847	7,225	(4,378)	(60.6)%
Southern Tide	1,539	7,152	(5,613)	(78.5)%
Corporate and Other	6,309	2,404	3,905	162.4%
Consolidated gross profit	$94,074	$165,769	$(71,695)	(43.2)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(3,254)	$141

	First Quarter
	Fiscal 2020	Fiscal 2019
Tommy Bahama	59.4%	62.8%
Lilly Pulitzer	64.5%	62.7%
Lanier Apparel	26.5%	27.6%
Southern Tide	18.5%	50.6%
Corporate and Other	NM	NM
Consolidated gross margin	58.7%	58.8%

The decrease in consolidated gross profit in the First Quarter of Fiscal 2020 was primarily due to the lower net sales. The comparable consolidated gross margin reflects the negative impact of $4 million of inventory markdowns on the lower sales partially offset by a $3 million LIFO accounting credit in the First Quarter of Fiscal 2020, with no significant impact of inventory markdowns or LIFO accounting in the First Quarter of Fiscal 2020. Changes in gross margin by operating group are discussed below.

Tommy Bahama:

The decrease in gross margin for Tommy Bahama was primarily driven by (1) a change in sales mix in Tommy Bahama’s direct to consumer business as a greater proportion of direct to consumer sales were concentrated in Tommy Bahama’s Friends and Family and other promotional events, (2) lower gross margin on wholesale sales and (3) increased inventory markdowns on the lower sales.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily due to (1) higher gross margin in the direct to consumer business resulting from higher initial gross margins and less gift with purchase amounts and (2) a change in sales mix as a greater proportion of Lilly Pulitzer sales were direct to consumer sales.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to inventory markdowns having a more significant impact on the significantly lower sales volume in the First Quarter of Fiscal 2020.

Southern Tide:

The decrease in gross margin for Southern Tide was primarily due to increased inventory markdowns, which also had a more significant impact on the significantly lower sales volume, and lower gross margin in the wholesale and direct to consumer distribution channels reflecting higher discounts and allowances.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the gross profit of TBBC, Duck Head and the Lyons, Georgia distribution center as well as the impact of LIFO accounting adjustments. The primary drivers for the higher gross profit were (1) the impact of a $3 million LIFO accounting credit reflecting the reversal in Corporate and Other of certain inventory markdowns taken in the operating groups during the quarter, with no significant LIFO accounting adjustment in the prior year and (2) the gross profit associated with the increased net sales in Corporate and Other. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period is ultimately sold or (2) a credit in Corporate and Other when inventory has been marked down to the estimated net realizable value in an operating group in the current period, but has not been sold as of period end.

SG&A

	First Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
SG&A	$123,001	$139,814	$(16,813)	(12.0)%
SG&A (as a % of net sales)	76.7%	49.6%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$68	$80
Amortization of Southern Tide intangible assets	$72	$72

The lower SG&A in the First Quarter of Fiscal 2020 was primarily due to (1) decreased employment costs of $8 million primarily reflecting the actions taken to reduce our employment cost in response to COVID-19 including the furlough of substantially all retail and restaurant employees, in addition to layoffs or pay reductions for certain employees, (2) a reduction of $3 million in certain variable expenses, including merchant services fees on credit card transactions, commissions, royalties, shipping fees and supplies, (3) a reduction of $3 million in bonus expense reflecting the discontinuation of our bonus plans for Fiscal 2020, (4) a reduction of $2 million in occupancy expenses primarily resulting from the operation of fewer Tommy Bahama and Lilly Pulitzer brick and mortar locations as well as other negotiated reductions in occupancy expense as a result of COVID-19, and (5) other SG&A reductions in travel, administrative and general expenses. These decreases were partially offset by a $2 million increase in the estimated provision for credit losses resulting from the consideration of exposure for our trade receivables amounts.

Impairment of goodwill and intangible assets

In the First Quarter of Fiscal 2020, impairment charges for goodwill and intangible assets totaling $60 million were recognized primarily in Southern Tide. The impairment charges for Southern Tide primarily reflect the impact of COVID-19 on the operations, plans and strategy of the Southern Tide business. In addition, a small impairment charge was recognized in Lanier Apparel related to a trademark acquired in a prior year that was not deemed recoverable. Refer to Note 1 and Note 4 in the unaudited condensed consolidated financial statements included in this report for additional discussion regarding the impairment charges recognized in the First Quarter of Fiscal 2020. There were no impairment charges for goodwill or intangible assets in the prior year period.

Royalties and other operating income

	First Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Royalties and other operating income	$3,890	$3,787	$103	2.7%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The increased royalties and other income in the First Quarter of Fiscal 2020 reflects increased royalty income in Tommy Bahama partially offset by lower royalty income in Lilly Pulitzer.

Operating income (loss)

	First Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$(23,362)	$15,192	$(38,554)	NM	%
Lilly Pulitzer	4,146	15,252	(11,106)	(72.8)%
Lanier Apparel	(2,637)	1,367	(4,004)	NM	%
Southern Tide	(63,366)	2,517	(65,883)	NM	%
Corporate and Other	(270)	(4,586)	4,316	94.1%
Consolidated Operating (Loss) Income	$(85,489)	$29,742	$(115,231)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(3,254)	$141
Amortization of Lilly Pulitzer Signature Store intangible assets	$68	$80
Lanier Apparel impairment charge	$207	$—
Amortization of Southern Tide intangible assets	$72	$72
Southern Tide impairment charge	$60,245	$—

The lower operating results in the First Quarter of Fiscal 2020 were primarily due to the Southern Tide impairment charges and the lower net sales resulting from the impact of COVID-19 on each operating group partially offset by lower SG&A. The decrease in operating income reflects lower operating results in each operating group partially offset by improved operating results in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$86,984	$164,730	$(77,746)	(47.2)%
Gross profit	$51,680	$103,507	$(51,827)	(50.1)%
Gross margin	59.4%	62.8%
Operating (loss) income	$(23,362)	$15,192	$(38,554)	NM %
Operating (loss) income as % of net sales	(26.9)%	9.2%

The lower operating results for Tommy Bahama in the First Quarter of Fiscal 2020 were primarily due to lower sales and lower gross margin partially offset by lower SG&A. The lower SG&A was primarily due to lower employment costs; lower variable costs such as merchant services fees on credit card transactions, commissions, shipping fees and supplies; lower travel, administrative and general expenses; and lower occupancy costs. These decreases were partially offset by increased provisions for credit losses.

Lilly Pulitzer:

	First Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$49,149	$72,595	$(23,446)	(32.3)%
Gross profit	$31,699	$45,481	$(13,782)	(30.3)%
Gross margin	64.5%	62.7%
Operating (loss) income	$4,146	$15,252	$(11,106)	(72.8)%
Operating (loss) income as % of net sales	8.4%	21.0%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$68	$80

The lower operating income for Lilly Pulitzer in the First Quarter of Fiscal 2020 was primarily due to lower sales partially offset by higher gross margin and lower SG&A. The lower SG&A was primarily due to lower employment costs; lower variable costs such as merchant services fees on credit card transactions and supplies; lower travel, administrative and general expenses; and lower occupancy costs. These decreases were partially offset by increased provisions for credit losses and marketing expense.

Lanier Apparel:

	First Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$10,725	$26,154	$(15,429)	(59.0)%
Gross profit	$2,847	$7,225	$(4,378)	(60.6)%
Gross margin	26.5%	27.6%
Operating (loss) income	$(2,637)	$1,367	$(4,004)	NM %
Operating (loss) income as % of net sales	(24.6)%	5.2%
Notable items included in amounts above:
Lanier Apparel impairment charge	$207	$—

The lower operating results for Lanier Apparel in the First Quarter of Fiscal 2020 were primarily due to lower sales and lower gross margin partially offset by lower SG&A. The lower SG&A was primarily due to lower variable expenses including royalties, commissions and advertising and employment costs which were partially offset by increased provisions for credit losses and an impairment charge of intangible assets.

Southern Tide:

	First Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$8,301	$14,134	$(5,833)	(41.3)%
Gross profit	$1,539	$7,152	$(5,613)	(78.5)%
Gross margin	18.5%	50.6%
Operating (loss) income	$(63,366)	$2,517	$(65,883)	NM %
Operating (loss) income as % of net sales	(763.4)%	17.8%
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$72	$72
Southern Tide impairment charge	$60,245	$—

The lower operating results for Southern Tide in the First Quarter of Fiscal 2020 were primarily due to the significant impairment charge for goodwill and intangible assets as well as lower sales and gross margin with comparable SG&A. Lower SG&A for employment costs, advertising and other variable expenses were offset by increased provisions for credit losses.

Corporate and Other:

	First Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$5,184	$4,360	$824	18.9%
Gross profit	$6,309	$2,404	$3,905	162.4%
Operating loss	$(270)	$(4,586)	$4,316	94.1%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(3,254)	$141

The smaller operating loss for Corporate and Other was primarily due to the favorable impact of LIFO accounting, higher net sales and lower SG&A, which was primarily due to lower employment costs in Corporate and Other.

Interest expense, net

	First Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Interest expense, net	$658	$671	$(13)	(1.9)%

Interest expense was comparable. In the First Quarter of Fiscal 2020 interest expense reflects the net impact of interest expense on debt outstanding partially offset by interest income of cash invested in money market accounts, while in the First Quarter of Fiscal 2019, we did not have any cash invested in money market accounts.

Income tax (benefit) provision

	First Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Income tax (benefit) provision	$(19,363)	$7,414	$(26,777)	NM	%
Effective tax rate	22.5%	25.5%

Income taxes were a tax benefit in the First Quarter of Fiscal 2020 resulting from an operating loss and the impact of certain discrete and other items as noted below, as compared to a tax expense in the First Quarter of Fiscal 2019 resulting from operating income. The income tax benefit in the First Quarter of Fiscal 2020 reflects the income tax benefit on the operating losses at 21% decreased by certain unfavorable items including (1) the non-deductibility of certain impairment charges, resulting in an estimated effective income tax benefit rate of approximately 17% on the impairment charges, and (2) restricted stock which vested in the period with a vesting date price lower than the grant date price. These unfavorable items in the First Quarter of Fiscal 2020 were partially offset by the favorable impact of the CARES Act providing for additional income tax benefit for the carry back of the substantial majority of our Fiscal 2020 net operating losses to years prior to U.S. Tax Reform, which had a federal income tax rate of 35% rather than the federal income tax rate in Fiscal 2020 of 21%.

Net earnings

	First Quarter
	Fiscal 2020	Fiscal 2019
Net sales	$160,343	$281,973
Operating (loss) income	$(85,489)	$29,742
Net (loss) earnings	$(66,784)	$21,657
Net (loss) earnings per diluted share	$(4.02)	$1.29
Weighted average shares outstanding - diluted	16,612	16,848

The lower net earnings per diluted share in the First Quarter of Fiscal 2020 was primarily due to (1) the $60 million of impairment charges for goodwill and intangible assets in Southern Tide, (2) the lower operating results in each operating group and (3) a lower effective tax rate in the First Quarter of Fiscal 2020. These items were partially offset by the improved operating results in Corporate and Other, which were primarily due to the favorable impact of LIFO accounting.

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

As of May 2, 2020, we had $182 million of cash and cash equivalents on hand. Additionally, we had $208 million of borrowings outstanding and $114 million of availability under our U.S. Revolving Credit Agreement. We believe our cash and cash equivalents and our U.S. Revolving Credit Agreement will provide sufficient liquidity to fund operating cash flow needs and other ongoing cash requirements during the COVID-19 pandemic in Fiscal 2020 until we return to generating positive cash flow from operations.

Key Liquidity Measures

	May 2,	February 1,	May 4,	February 2,
($ in thousands)	2020	2020	2019	2019
Total current assets	$423,692	$288,826	$273,167	$269,788
Total current liabilities	$153,127	$177,779	$166,301	$142,209
Working capital	$270,565	$111,047	$106,866	$127,579
Working capital ratio	2.77	1.62	1.64	1.90
Debt to total capital ratio	32%	—%	6%	3%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of May 2, 2020, increased from May 4, 2019 primarily due to increased cash balances as well as higher inventories, which were partially offset by lower receivables. Current liabilities as of May 2, 2020 decreased from May 4, 2019 due to lower accounts payable, accrued compensation and other accrued expenses and liabilities accounts partially offset by increased current operating lease liabilities.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $208 million at May 2, 2020 and $33 million at May 4, 2019, while shareholders’ equity was $439 million at May 2, 2020 and $493 million at May 4, 2019. The increase in debt since May 4, 2019 was primarily due to borrowing to maintain certain amounts of cash on our balance sheet during the COVID-19 pandemic resulting in $182 million of cash and cash equivalents on hand as of May 2, 2020. Additionally, the change in debt reflects the net impact of $82 million of cash flow from operations partially offset by cash payments of $38 million for capital expenditures, $23 million for dividends and $20 million for share repurchases. Shareholders’ equity decreased from May 4, 2019, primarily due to net losses, dividends paid and shares repurchased. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, the ultimate impact of the COVID-19 pandemic and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of May 2, 2020 as compared to May 4, 2019.

Current Assets:

	May 2,	February 1,	May 4,	February 2,
	2020	2020	2019	2019
Cash and cash equivalents	$181,775	$52,460	$5,501	$8,327
Receivables, net	51,055	58,724	85,857	69,037
Inventories, net	169,495	152,229	157,221	160,656
Prepaid expenses and other current assets	21,367	25,413	24,588	31,768
Total current assets	$423,692	$288,826	$273,167	$269,788

Cash and cash equivalents were $182 million as of May 2, 2020 compared to $6 million as of May 4, 2019. Cash amounts maintained on an ongoing basis in our operations generally range from $5 million to $10 million at any given time if we have debt outstanding; however, due to the uncertainty associated with the COVID-19 pandemic, we borrowed a significant amount of cash during the First Quarter of Fiscal 2020 as a precautionary measure. Any cash that is not used to repay amounts outstanding under our U.S. Revolving Credit Agreement is generally invested in money market investment accounts. The decrease in receivables, net as of May 2, 2020 was primarily due to lower trade receivables resulting from lower wholesale sales during the quarter, lower credit card receivables due to lower direct to consumer sales and a higher provision for credit losses as of May 2, 2020.

Inventories, net, which is net of a $62 million LIFO reserve in both periods, increased as of May 2, 2020 as inventory increased in Tommy Bahama and Lilly Pulitzer, primarily due to the lower net sales in the First Quarter of Fiscal 2020, partially offset by a decrease in Lanier Apparel due to a reduction in the number of weeks of inventory on hand for Lanier Apparel replenishment and other programs. Prepaid expenses and other current assets decreased as of May 2, 2020 primarily due to lower prepaid rent, advertising and other operating expenses.

Non-current Assets:

	May 2,	February 1,	May 4,	February 2,
	2020	2020	2019	2019
Property and equipment, net	$188,568	$191,517	$191,104	$192,576
Intangible assets, net	157,015	175,005	175,883	176,176
Goodwill	23,802	66,578	66,597	66,621
Operating lease assets	274,778	287,181	294,131	—
Other non-current assets, net	29,615	24,262	23,543	22,093
Total non-current assets	$673,778	$744,543	$751,258	$457,466

Property and equipment, net as of May 2, 2020 decreased primarily as a result of depreciation expense during the 12 months ended May 2, 2020, partially offset by capital expenditures during the same period. The decrease in intangible assets, net and goodwill as of May 2, 2020 was primarily due to the impairment charges in Southern Tide in the First Quarter of Fiscal 2020, as discussed in Note 1 and Note 4. The operating lease assets as of May 2, 2020 decreased primarily due to the recognition of amortization related to existing operating leases exceeding operating lease assets associated with new operating lease agreements that commenced during the last 12 months. The increase in other non-current assets, net was primarily due to the First Quarter of Fiscal 2020 including an $8 million income tax receivable associated with Fiscal 2020 net operating losses expected to be applied against prior year income tax returns.

Liabilities:

	May 2,	February 1,	May 4,	February 2,
	2020	2020	2019	2019
Total current liabilities	$153,127	$177,779	$166,301	$142,209
Long-term debt	207,618	—	33,182	12,993
Non-current operating lease liabilities	271,810	291,886	295,399	—
Other non-current liabilities	17,101	18,566	16,707	75,286
Deferred taxes	9,119	16,540	19,664	18,411
Total liabilities	$658,775	$504,771	$531,253	$248,899

Current liabilities decreased as of May 2, 2020 primarily due to lower accounts payable, accrued compensation and other accrued expenses and liabilities partially offset by increased operating lease liabilities as significant prior period rents were withheld during the pendency of discussions with real property landlords. The increase in long-term debt since May 4, 2019 was primarily due to us borrowing certain amounts of cash to maintain on our balance sheet during the COVID-19 pandemic. Additionally, debt reflects the net impact of $82 million of cash flow from operations partially offset by cash payments of $38 million for capital expenditures, $23 million for dividends and $20 million for share repurchases, resulting in $182 million of cash and cash equivalents on hand as of May 2, 2020.

The non-current operating lease liabilities as of May 2, 2020 decreased primarily due to the payment of operating lease liabilities exceeding operating lease liabilities associated with new operating lease agreements that commenced in the last 12 months. Deferred taxes decreased as of May 2, 2020 primarily due to timing differences associated with amortization of intangibles and depreciation partially offset by timing differences associated with inventories.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Quarter of Fiscal 2020 and the First Quarter of Fiscal 2019 (in thousands):

	First Quarter
	Fiscal 2020	Fiscal 2019
Cash used in operating activities	$(45,849)	$(6,088)
Cash used in investing activities	(8,591)	(8,282)
Cash provided by financing activities	183,908	11,579
Net change in cash and cash equivalents	$129,468	$(2,791)

Cash and cash equivalents on hand were $182 million and $6 million at May 2, 2020 and May 4, 2019, respectively. Changes in cash flows in the First Quarter of Fiscal 2020 and the First Quarter of Fiscal 2019 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Quarter of Fiscal 2020 and the First Quarter of Fiscal 2019, operating activities used $46 million and $6 million of cash, respectively. The cash flow from operating activities for each period was primarily the result of net earnings (loss) for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, impairment and equity-based compensation, as well as the net impact of changes in deferred taxes and operating assets and liabilities. In both the First Quarter of Fiscal 2020 and the First Quarter of Fiscal 2019, changes in operating assets and liabilities had an unfavorable impact on cash flow from operations. In the First Quarter of Fiscal 2020, the more significant changes in operating assets and liabilities were a decrease in current liabilities, an increase in inventories and a net unfavorable change in other non-current liabilities and non-current assets, which decreased cash flow from operations, partially offset by a decrease in receivables and prepaid expenses and other current assets, which increased cash flow from operations. In the First Quarter of Fiscal 2019, the more significant changes in operating assets and liabilities, after considering the non-cash impact of certain reclassifications that resulted from the adoption of the revised lease accounting guidance, were a decrease in current liabilities and an increase in receivables, which reduced cash flow from operations, and a decrease in inventories, which increased cash flow from operations.

Investing Activities:

In the First Quarter of Fiscal 2020 and the First Quarter of Fiscal 2019, investing activities used $9 million and $8 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditure investments in our existing brands and acquisitions of new businesses. Our capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling retail stores and restaurants; and facilities enhancements for distribution centers and offices.

Financing Activities:

In the First Quarter of Fiscal 2020 and the First Quarter of Fiscal 2019, financing activities provided $184 million and $12 million of cash, respectively. During the First Quarter of Fiscal 2020, we increased debt in order to maintain certain cash amounts on our balance sheet during the COVID-19 pandemic as well as to fund our cash flows used in operations, share repurchases, capital expenditures and dividends, while in the First Quarter of Fiscal 2019, we increased debt to fund our cash flows used in operations, capital expenditures and dividends.

During the First Quarter of Fiscal 2020, we repurchased $18 million of shares of our common stock pursuant to an open market stock repurchase program, which was suspended March 17, 2020. During the First Quarter of Fiscal 2020 and the First Quarter of Fiscal 2019 we paid $4 million and $6 million in dividends, respectively. Both the First Quarter of Fiscal 2020 and the First Quarter of Fiscal 2019 included certain amounts related to the issuance of equity pursuant to our employee stock purchase plan and the repurchase of equity awards for employee tax withholding liabilities due to the vesting of equity awards during the period.

We may borrow or pay down debt depending on whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay any debt on our U.S. Revolving Credit Agreement. However, due to the uncertainty related to the COVID-19 pandemic, we expect to concurrently hold a significant amount of cash on hand as well as a significant amount of debt under on our U.S. Revolving Credit Agreement in Fiscal 2020. If we have cash and cash equivalents in excess of cash used in our ongoing operations, we will generally invest the excess cash in short term money market investments.

Liquidity and Capital Resources

As of May 2, 2020, we had $182 million of cash and cash equivalents on hand. Additionally, we had $208 million of borrowings outstanding and $114 million of availability under our U.S. Revolving Credit Agreement. We believe our U.S. Revolving Credit Agreement will provide ample liquidity to fund operating cash flow needs and other ongoing cash requirements during the COVID-19 pandemic in Fiscal 2020 until we return to generating positive cash flow from operations.

The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 1.7% as of May 2, 2020), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (July 2024) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of May 2, 2020, $3 million of letters of credit were outstanding under our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as of May 2, 2020, we had $114 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the First Quarter of Fiscal 2020 and as of May 2, 2020, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of May 2, 2020, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from borrowings under our U.S. Revolving Credit Agreement and positive cash flows from operations in the long term. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of the U.S. Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.

On June 9, 2020, our Board of Directors approved a cash dividend of $0.25 per share payable on July 31, 2020 to shareholders of record as of the close of business on July 17, 2020. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short term, subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of the U.S. Revolving Credit Agreement above.

Our contractual obligations as of May 2, 2020 have not changed materially from the contractual obligations outstanding at February 1, 2020, as disclosed in our Annual Report on Form 10-K for Fiscal 2019 filed with the SEC, other than changes in amounts outstanding under our U.S. Revolving Credit Agreement and operating lease liabilities, as discussed above.

Our anticipated capital expenditures for Fiscal 2020, including the $9 million incurred in the First Quarter of Fiscal 2020, are expected to be approximately $30 million in Fiscal 2020. Due to the uncertainty of the COVID-19 pandemic we are deferring and/or cancelling certain capital expenditures that were originally planned for Fiscal 2020. However, we are continuing other projects, including certain direct to consumer location openings and remodels. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in prior years depending on the information technology initiatives, direct to consumer location openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2019. There have not been any significant changes to our critical accounting policies and estimates during the First Quarter of Fiscal 2020. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2019.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion for each operating group in Part I, Item 1, Business in our Annual Report on Form 10-K for Fiscal 2019. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2019 are necessarily indicative of anticipated results for Fiscal 2020 or expected distribution in future years, particularly in light of the COVID-19 pandemic.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2019. There have not been any material changes in our exposure to these risks during the First Quarter of Fiscal 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the First Quarter of Fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. These actions may relate to trademark and other intellectual property, licensing arrangements, real estate, employee relations matters, importing or exporting regulations, taxation or other topics. We are not currently a party to any litigation or regulatory action or aware of any proceedings contemplated by governmental authorities that we believe could reasonably be expected to have a material impact on our financial position, results of operations or cash flows. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of additional factors not presently known or determinations by judges, juries, or others which are not consistent with our evaluation of the possible liability or outcome of such litigation or claims.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. We operate in a competitive and rapidly changing business environment, and risks and uncertainties that we currently consider immaterial or are not presently known to us may adversely affect our business. In addition to the other information set forth in this report, investors should carefully consider the risk factors described in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2019, which could materially affect our business, financial condition and/or operating results, as well as the following:

The COVID-19 pandemic has had, and will continue to have, a material adverse effect, on our business, revenues, financial condition and results of operations.

The COVID-19 pandemic has severely restricted the level of economic activity around the world. Governments and public health officials of many countries, states, cities and other geographic regions took preventative or protective actions to mitigate the spread and severity of the coronavirus, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Due to the COVID-19 pandemic, we temporarily closed all our retail stores and restaurants in North America on March 17, 2020. Subsequent to those closures, we also temporarily closed all of our retail locations in Australia. The COVID-19 pandemic and the related preventative and protective actions have significantly impacted our business and the business operations of other apparel retailers, including our wholesale customers, and have had, and will continue to have, a significant effect on our sales and results of operations for Fiscal 2020.

Our temporary retail store and restaurant closures starting in March 2020 were made in conjunction with orders, mandates, guidelines and recommendations from government and public health authorities limiting business activities, as well as in many cases in connection with closures of the centers in which our retail stores and restaurants are located. As a result of these closures, as well as the depressed consumer traffic and economic climate which have continued even as we started reopening our locations, we determined that the payment of rents that might have otherwise been due under our retail store and restaurant leases was inappropriate. Accordingly, with limited exceptions where alternative arrangements with our landlords have been finalized, we discontinued rent payments starting in April 2020. We have been actively negotiating with our landlords on equitable arrangements in respect of the closure and subsequent periods and are confident that we will be able to resolve these matters with our landlords. However, there can be no assurances, and some of our landlords may choose to assert a claim that this non-payment constitutes a default under our leases. Successful claims against us, if any, could materially affect our business, operations, financial condition and future growth. Even where successful, litigation could be costly, distract our management and result in reputational harm.

We began reopening stores and restaurants starting on May 3, 2020 in a phased approach in accordance with local government guidelines and additional safety protocols implemented.  As we reopen our stores, restaurants and office locations, as well as within our distribution centers, we have implemented additional processes and procedures to facilitate social distancing, to enhance cleaning and sanitation activities, including for high-touch surfaces throughout the day, to provide personal protective equipment to our employees and for takeout food and beverage services, handling merchandise returns and providing curbside service.  These actions will result in increased costs to operate these locations on an ongoing basis.

In addition, our business is particularly sensitive to reductions in discretionary consumer spending, and we cannot predict the degree to, or the time period over, which our business will be affected by the coronavirus pandemic, even as our retail stores and restaurants are reopened to the public. There are numerous uncertainties associated with this pandemic, including the number of individuals who will become infected, whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready to be used, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future, whether the coronavirus’ impact will be seasonal, the duration of store and restaurant closures, including subsequent closures due to a positive coronavirus test for one of our employees or customers, the impact on the U.S. and world economy and numerous other uncertainties. Further, even after containment of the virus or after all of our stores and restaurants are able to fully resume operations, any significant reduction in consumer willingness to visit malls and shopping centers, consumer traffic, including as the result of limitations on the number of persons permitted in stores at one time, or the levels of consumer discretionary spending would result in a further loss of revenues of cash flows.

The coronavirus pandemic has also impacted, and may continue to impact, our office locations and distribution centers, which may negatively impact our ability to meet consumer demand and may increase our costs of production and distribution.

For the reasons set forth above and other reasons that may come to light if as a result of the coronavirus pandemic, we cannot reasonably estimate the impact to our business, revenues, financial condition or results of operations; however, the adverse impact of this event will be significant.

Any of the negative impacts of the COVID-19 pandemic, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2019. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Our business may be adversely affected by instability, disruption, or destruction, including civil insurrection or social unrest.

Our business may be adversely affected by instability, disruption, or destruction, regardless of cause, including civil insurrection or social unrest.  These events may result in closures of our retail stores, restaurants, offices or distribution centers, declines in consumer traffic, and/or property damage and loss, which could have a material adverse effect on our business, results of operations or financial condition. In addition, consumer reaction to any statements we may make in response to the protests, outrage and dialogue rightly sparked by the underlying social issues could be perceived in a way that negatively impacts the reputation, value and image of one or more of our brands.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the First Quarter of Fiscal 2020, we repurchased the following shares of our common stock:

			Total Number of	Dollar Value
			Shares	(000s) of Shares
		Average	Purchased as	That May Yet be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased(1)	Share	or Programs(2)	Programs(2)
February (2/2/20 - 2/29/20)	21,941	$62.48	21,941	$ 48,629
March (3/1/20 - 3/28/20)(3)	310,487	$53.73	310,487	$ 31,947

April (3/29/20 - 5/2/20)	45,605	$41.02	—	$ 31,947
Total	378,033	$52.70	332,428	$ 31,947

(1)	We have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2019. The share amounts in this column include the 45,605 shares surrendered by participants in April 2020 to cover employee tax liabilities related to the vesting of restricted stock. Such repurchases are in accordance with the terms of our stock incentive plan and applicable award agreements and not pursuant to a publicly announced share repurchase program.
(2)	As disclosed in our Annual Report on Form 10-K for Fiscal 2017 and subsequent annual and quarterly reports, in March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. The share amounts in this column represent 332,428 shares repurchased for $18 million during February and March 2020 under an open market stock repurchase program (Rule 10b5-1 plan) pursuant to this share repurchase authorization.
(3)	On March 17, 2020, we suspended our share repurchases until such time as we deem appropriate.

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

June 11, 2020	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)