Form 10-Q
period 2020-08-01
OXFORD INDUSTRIES INC
filed 2020-09-04
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

or

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

As of August 28, 2020, there were 16,875,836 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the Second Quarter of Fiscal 2020

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of the current coronavirus (COVID-19) pandemic (which among other things, may affect many of the following risks); demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending for apparel and related products; costs of products as well as the raw materials used in those products; expected pricing levels; costs of labor; the timing of shipments requested by our wholesale customers; changes in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties; weather; fluctuations and volatility in global financial markets; retention of and disciplined execution by key management; the timing and cost of store and restaurant openings and remodels as well as other capital expenditures; acquisition and disposition activities, including our ability to timely recognize expected synergies from acquisitions; expected outcomes of pending or potential litigation and regulatory actions; the impact of any restructuring initiatives we may undertake in one or more of our business lines; access to capital and/or credit markets; the impact of the CARES Act and other legislation; changes in accounting standards and related guidance; and factors that could affect our consolidated effective tax rate, including estimated Fiscal 2020 taxable losses eligible for carry back to pre-U.S. Tax Reform periods. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2019, as updated in Part II, Item 1A. Risk Factors contained in this report, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Fiscal 2021	52 weeks ending January 29, 2022
Fiscal 2020	52 weeks ending January 30, 2021
Fiscal 2019	52 weeks ended February 1, 2020
Fourth Quarter Fiscal 2020	13 weeks ending January 30, 2021
Third Quarter Fiscal 2020	13 weeks ending October 31, 2020
Second Quarter Fiscal 2020	13 weeks ended August 1, 2020
First Quarter Fiscal 2020	13 weeks ended May 2, 2020
Fourth Quarter Fiscal 2019	13 weeks ended February 1, 2020
Third Quarter Fiscal 2019	13 weeks ended November 2, 2019
Second Quarter Fiscal 2019	13 weeks ended August 3, 2019
First Quarter Fiscal 2019	13 weeks ended May 4, 2019
First Half Fiscal 2020	26 weeks ended August 1, 2020
First Half Fiscal 2019	26 weeks ended August 3, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	August 1,	February 1,	August 3,
	2020	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$97,089	$52,460	$30,756
Receivables, net	28,920	58,724	59,176
Inventories, net	148,578	152,229	152,672
Prepaid expenses and other current assets	23,830	25,413	22,440
Total Current Assets	$298,417	$288,826	$265,044
Property and equipment, net	180,284	191,517	189,410
Intangible assets, net	156,739	175,005	175,591
Goodwill	23,866	66,578	66,585
Operating lease assets	254,230	287,181	288,928
Other assets, net	39,013	24,262	24,636
Total Assets	$952,549	$1,033,369	$1,010,194
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$47,904	$65,491	$48,998
Accrued compensation	14,332	19,363	19,195
Current portion of operating lease liabilities	65,653	50,198	54,044
Accrued expenses and other liabilities	45,812	42,727	41,882
Total Current Liabilities	$173,701	$177,779	$164,119
Long-term debt	65,000	—	—
Non-current portion of operating lease liabilities	255,935	291,886	290,133
Other liabilities	18,471	18,566	17,077
Deferred income taxes	7,892	16,540	19,916
Commitments and contingencies	—	—	—
Shareholders’ Equity
Common stock, $1.00 par value per share	16,876	17,040	17,035
Additional paid-in capital	151,720	149,426	145,123
Retained earnings	267,273	366,793	362,407
Accumulated other comprehensive loss	(4,319)	(4,661)	(5,616)
Total Shareholders’ Equity	$431,550	$528,598	$518,949
Total Liabilities and Shareholders’ Equity	$952,549	$1,033,369	$1,010,194

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Second Quarter		First Half
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Net sales	$191,988	$302,000	$352,331	$583,973
Cost of goods sold	87,251	122,175	153,520	238,379
Gross profit	$104,737	$179,825	$198,811	$345,594
SG&A	115,663	143,403	238,664	283,217
Impairment of goodwill and intangible assets	—	—	60,452	—
Royalties and other operating income	2,909	3,837	6,799	7,624
Operating (loss) income	$(8,017)	$40,259	$(93,506)	$70,001
Interest expense, net	676	419	1,334	1,090
(Loss) earnings before income taxes	$(8,693)	$39,840	$(94,840)	$68,911
Income tax (benefit) provision	(2,606)	10,004	(21,969)	17,418
Net (loss) earnings	$(6,087)	$29,836	$(72,871)	$51,493

Net (loss) earnings per share:
Basic	$(0.37)	$1.78	$(4.40)	$3.08
Diluted	$(0.37)	$1.76	$(4.40)	$3.05
Weighted average shares outstanding:
Basic	16,547	16,760	16,580	16,736
Diluted	16,547	16,907	16,580	16,878
Dividends declared per share	$0.25	$0.37	$0.50	$0.74

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Second Quarter		First Half
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Net (loss) earnings	$(6,087)	$29,836	$(72,871)	$51,493
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	933	(133)	342	(521)
Comprehensive (loss) income	$(5,154)	$29,703	$(72,529)	$50,972

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Half
	Fiscal 2020	Fiscal 2019
Cash Flows From Operating Activities:
Net (loss) earnings	$(72,871)	$51,493
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation	23,092	19,402
Amortization of intangible assets	559	584
Impairment of goodwill and intangible assets	60,452	—
Equity compensation expense	3,566	3,791
Amortization of deferred financing costs	172	212
Deferred income taxes (benefit) expense	(8,648)	1,274
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	30,227	10,131
Inventories, net	3,986	7,680
Prepaid expenses and other current assets	1,584	3,825
Current liabilities	(3,609)	(31,983)
Other balance sheet changes	(14,186)	858
Cash provided by operating activities	$24,324	$67,267
Cash Flows From Investing Activities:
Purchases of property and equipment	(13,722)	(15,976)
Other investing activities	(3,000)	—
Cash used in investing activities	$(16,722)	$(15,976)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(170,312)	(122,241)
Proceeds from revolving credit arrangements	235,312	109,248
Repurchase of common stock	(18,053)	(894)
Proceeds from issuance of common stock	766	885
Repurchase of equity awards for employee tax withholding liabilities	(1,870)	(2,453)
Cash dividends declared and paid	(8,429)	(12,601)
Other financing activities	(459)	(1,033)
Cash provided by (used in) financing activities	$36,955	$(29,089)
Net change in cash and cash equivalents	$44,557	$22,202
Effect of foreign currency translation on cash and cash equivalents	72	227
Cash and cash equivalents at the beginning of year	52,460	8,327
Cash and cash equivalents at the end of the period	$97,089	$30,756

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SECOND QUARTER OF FISCAL 2020

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

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We assessed certain accounting matters, including the carrying value of goodwill, intangible assets and long-lived assets, provisions for credit losses, inventory markdowns and the estimated effective tax rate, that require consideration of forecasted financial information based on information reasonably available to us as well as the uncertain future impacts of the novel coronavirus (COVID-19) pandemic. These assessments resulted in the recognition of certain charges in the First Half of Fiscal 2020, as discussed below. Future changes in the business environment, our expectations and assumptions as compared to the information at the time of this filing regarding the actual magnitude and duration of the COVID-19 pandemic and other factors could have a material impact on our consolidated financial statements in future periods.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. COVID-19 had a significant effect on overall economic conditions and our operations, resulting in a significant net sales reduction and a net loss in the First Half of Fiscal 2020. While our mission remains the enhancement of long-term shareholder value, our focus during this crisis has been, and will continue to be, (1) the health and well-being of our employees, customers and communities, (2) protecting the reputation, value and image of our brands and (3) preserving liquidity.

Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurant locations in North America on March 17, 2020. Subsequent to those closures, we also temporarily closed all our retail locations in Australia. We began reopening our stores and restaurants in a phased approach on May 3, 2020 with additional stores and restaurants reopening throughout the Second Quarter of Fiscal 2020.

The COVID-19 pandemic is expected to continue to have a material adverse impact on our business, financial condition, results of operations and cash flows for the foreseeable future, due to decreased consumer traffic in stores and restaurants; uncertainty as to the continued strength of our brands’ e-commerce websites during the pendency of the pandemic; overall changes in consumer confidence and consumer spending habits; reduced demand from our wholesale customers, several of which have filed for bankruptcy or are undergoing restructurings and closures; any potential disruptions to our supply chain; and a slowdown in the U.S. and global economies.

For many reasons, including those identified above, the full magnitude of the COVID-19 pandemic continues to be difficult to predict at this time, and its ultimate duration and severity will depend on future developments. We believe that cash on hand and our credit facility provide adequate funds to support our operating, capital expenditure and debt service requirements for Fiscal 2020 and the near term. We could experience other potential adverse impacts in the future as a result of the COVID-19 pandemic including additional charges resulting from adjustments to the carrying amount of goodwill, intangible assets and long-lived assets, provisions for credit losses and inventory markdowns as well as potential changes to our estimated effective tax rate.

Due to the COVID-19 pandemic in the First Quarter of Fiscal 2020, net sales in each of our operating groups decreased from prior periods resulting in significantly lower operating results, including operating losses in each group other than Lilly Pulitzer. As a result of the COVID-19 impact on our First Quarter of Fiscal 2020 operating results, as well as lower operating results projected for future periods, we concluded that a goodwill impairment test triggering event had occurred during the First Quarter of Fiscal 2020 for the goodwill associated with our Lilly Pulitzer, Southern Tide and TBBC reporting units. Further, we determined that an intangible asset impairment test triggering event had occurred in the First Quarter of Fiscal 2020 for our indefinite-lived Tommy Bahama, Lilly Pulitzer and Southern Tide trademarks. These goodwill and indefinite-lived intangible asset triggering events required the need for a quantitative interim impairment assessment in accordance with our accounting policies as described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2019. These assessments in the First Quarter of Fiscal 2020 concluded that the fair values of the Southern Tide goodwill and indefinite-lived intangible assets as of May 2, 2020 did not exceed their respective carrying values, resulting in impairment charges as discussed in Note 4. These impairment charges, which totaled $60 million, were recorded in impairment of goodwill and intangible assets in our consolidated statements of operations in the First Quarter of Fiscal 2020. We determined there were no additional triggering events that occurred in the Second Quarter of Fiscal 2020 that would require an additional interim impairment test for our goodwill and intangible assets during the Second Quarter of Fiscal 2020.

In the First Quarter of Fiscal 2020, due to the lower operating results and lower projected operating results, we performed recoverability tests for certain other non-current assets, including property and equipment, finite-lived intangible assets and operating lease assets, and we determined that the amounts included in the asset group were recoverable, except for a small charge related to a finite-lived intangible asset in Lanier Apparel. In the Second Quarter of Fiscal 2020, due to changes in the planned use of certain assets, including notice of termination of certain retail store leases, we recognized impairment charges of $3 million for certain fixed assets and operating lease assets, with about half of the amounts included in SG&A and the remainder included in cost of goods sold in our consolidated statements of operations.

The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for Fiscal 2019, except for the adoption of the credit losses and income tax guidance discussed below.

Accounting Standards Adopted in Fiscal 2020

In June 2016, the FASB issued guidance, as amended, related to the measurement of credit losses on financial instruments. This guidance amended the previous incurred loss model by requiring that companies use a forward-looking current expected loss approach to estimate credit losses on certain financial instruments, including trade and other receivables, as well as other financial assets and instruments. We estimate current expected credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends. We adopted the guidance on the first day of Fiscal 2020 resulting in a charge to retained earnings of $0.5 million and a reduction to various asset amounts included in our consolidated balance sheet.

In December 2019, the FASB amended its guidance related to accounting for income taxes. This guidance amended and simplified the accounting for income taxes by removing certain exceptions in existing guidance to reduce complexity in certain areas. On the first day of Fiscal 2020, we adopted the provisions related to classification of franchise taxes partially based on income and changes in ownership of foreign equity method investments or foreign subsidiaries on a modified retrospective basis while we adopted the other provisions on a prospective basis. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men’s tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our operating groups, including the operations of TBBC, Duck Head and our Lyons, Georgia distribution center. As a result of certain organizational and management reporting changes in the First Quarter of Fiscal 2020, our Duck Head operations, which were previously included in Lanier Apparel, are considered part of and included in Corporate and Other. All prior period amounts for Lanier Apparel and Corporate and Other have been restated to conform to the presentation in the current period.

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other. For a more extensive description of our operating groups, see Part I, Item 1. Business included in our Annual Report on Form 10-K for Fiscal 2019.

	Second Quarter		First Half
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Net sales
Tommy Bahama	$95,254	$188,870	$182,238	$353,600
Lilly Pulitzer	73,860	75,555	123,009	148,150
Lanier Apparel	8,450	20,466	19,175	46,620
Southern Tide	8,812	12,468	17,113	26,602
Corporate and Other	5,612	4,641	10,796	9,001
Consolidated net sales	$191,988	$302,000	$352,331	$583,973

Depreciation and amortization
Tommy Bahama	$9,194	$6,907	$16,994	$13,747
Lilly Pulitzer	3,015	2,381	5,331	5,064
Lanier Apparel	247	141	349	281
Southern Tide	169	135	313	269
Corporate and Other	333	285	664	625
Consolidated depreciation and amortization	$12,958	$9,849	$23,651	$19,986

Operating income (loss)
Tommy Bahama	$(12,712)	$23,218	$(36,074)	$38,410
Lilly Pulitzer	16,264	20,449	20,410	35,701
Lanier Apparel	(6,134)	400	(8,771)	1,767
Southern Tide	(979)	1,834	(64,345)	4,351
Corporate and Other	(4,456)	(5,642)	(4,726)	(10,228)
Consolidated operating (loss) income	(8,017)	40,259	$(93,506)	$70,001
Interest expense, net	676	419	1,334	1,090
(Loss) earnings before income taxes	$(8,693)	$39,840	$(94,840)	$68,911

	August 1, 2020	February 1, 2020	August 3, 2019
Assets
Tommy Bahama (1)	$605,448	$668,197	$655,836
Lilly Pulitzer (2)	191,099	199,913	208,121
Lanier Apparel (3)	31,740	43,533	43,545
Southern Tide (4)	32,918	99,667	98,036
Corporate and Other (5)	91,344	22,059	4,656
Consolidated Total Assets	$952,549	$1,033,369	$1,010,194
(1)	Decrease in Tommy Bahama total assets from February 1, 2020 was primarily due to lower operating lease assets, receivables, fixed assets and inventories. Decrease in Tommy Bahama total assets from August 3, 2019 was primarily due to the same reasons except that inventories increased from August 3, 2019.
(2)	Decrease in Lilly Pulitzer total assets from February 1, 2020 was primarily due to lower operating lease assets and fixed assets. Decrease in Lilly Pulitzer total assets from August 3, 2019 was primarily due to lower inventories, operating lease assets and fixed assets.
(3)	Decrease in Lanier Apparel total assets from February 1, 2020 and August 3, 2019 was primarily due to lower receivables.
(4)	Decrease in Southern Tide total assets from February 1, 2020 and August 3, 2019 was primarily due to the $60 million impairment charge for goodwill and intangible assets as well as lower inventories and receivables.
(5)	Increase in Corporate and Other total assets from February 1, 2020 and August 3, 2019 was primarily due to increased cash and cash equivalents, as well as increased non-current income tax receivables, investments in unconsolidated entities and inventories.

The tables below quantify, for each operating group and in total, the amount of net sales (in thousands) and net sales by distribution channel as a percentage of net sales for each period presented.

	Second Quarter Fiscal 2020
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$95,254	33%	48%	9%	10%	—%
Lilly Pulitzer	73,860	14%	71%	—%	15%	—%
Lanier Apparel	8,450	—%	1%	—%	99%	—%
Southern Tide	8,812	5%	43%	—%	52%	—%
Corporate and Other	5,612	—%	78%	—%	16%	6%
Total	$191,988	22%	56%	4%	18%	—%

	Second Quarter Fiscal 2019
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$188,870	50%	23%	11%	16%	—%
Lilly Pulitzer	75,555	51%	29%	—%	20%	—%
Lanier Apparel	20,466	—%	—%	—%	100%	—%
Southern Tide	12,468	—%	22%	—%	78%	—%
Corporate and Other	4,641	—%	61%	—%	31%	8%
Total	$302,000	44%	23%	7%	26%	—%

	First Half Fiscal 2020
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$182,238	35%	39%	11%	15%	—%
Lilly Pulitzer	123,009	18%	62%	—%	20%	—%
Lanier Apparel	19,175	—%	—%	—%	100%	—%
Southern Tide	17,113	3%	32%	—%	65%	—%
Corporate and Other	10,796	—%	70%	—%	24%	6%
Consolidated net sales	$352,331	25%	45%	6%	24%	—%

	First Half Fiscal 2019
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$353,600	49%	19%	13%	19%	—%
Lilly Pulitzer	148,150	46%	27%	—%	27%	—%
Lanier Apparel	46,620	—%	—%	—%	100%	—%
Southern Tide	26,602	—%	17%	—%	83%	—%
Corporate and Other	9,001	—%	62%	—%	29%	9%
Consolidated net sales	$583,973	41%	20%	8%	31%	—%

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

The table below quantifies the amount of net sales by distribution channel (in thousands) for each period presented.

	Second Quarter		First Half
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Retail	$41,783	$133,250	$87,286	$241,256
E-commerce	106,789	70,437	160,483	118,426
Restaurant	8,528	20,531	20,291	44,132
Wholesale	34,489	77,273	83,547	179,199
Other	399	509	724	960
Net sales	$191,988	$302,000	$352,331	$583,973

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. We record these discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets. As of August 1, 2020, February 1, 2020 and August 3, 2019, reserve balances recorded as a reduction to receivables related to these items were $9 million, $9 million and $7 million, respectively.

We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. In circumstances where we become aware of a specific wholesale customer’s inability to meet its financial obligations, a specific provision for credit losses is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are ultimately written off at the time that the amounts are not considered collectible. For all other wholesale customer receivable amounts, we recognize estimated provisions for credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends and the risk characteristics of the receivables, each of which is subjective and requires certain assumptions. As discussed in Note 1, during Fiscal 2020, we estimated these losses using the current expected loss approach including consideration of the expected impact of the ongoing COVID-19 pandemic on our receivables, while in Fiscal 2019, we estimated these losses using the incurred loss model under the previous guidance. We include such charges for credit losses and write-offs in SG&A in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets. As of August 1, 2020, February 1, 2020 and August 3, 2019, our provision for credit losses related to receivables was $4 million, $1 million and $1 million, respectively. Provisions for credit losses expense for the Second Quarter of Fiscal 2020 and the First Half of Fiscal 2020 was $2 million and $4 million, respectively. Provisions for credit losses expense for both the Second Quarter of Fiscal 2019 and the First Half of Fiscal 2019 were $0 million.

Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In addition to trade and other receivables, income tax receivables of $1 million, $1 million and $1 million and tenant allowances due from landlord of $2 million, $1 million and $2 million are included in receivables, net in our consolidated balance sheet as of August 1, 2020, February 1, 2020 and August 3, 2019, respectively. As of August 1, 2020, February 1, 2020 and August 3, 2019, prepaid expenses and other current assets included $6 million, $3 million and $2 million, respectively, representing the estimated value of inventory for expected wholesale and direct to consumer sales returns. We did not have any significant contract assets related to contracts with customers, other than trade receivables and the value of inventory associated with expected sales returns, as of August 1, 2020, February 1, 2020 and August 3, 2019.

An estimated sales return liability of $12 million, $3 million and $5 million for expected direct to consumer returns is classified in other accrued expenses and liabilities in our consolidated balance sheet as of August 1, 2020, February 1, 2020 and August 3, 2019, respectively. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheets and totaled $12 million, $12 million and $11 million as of August 1, 2020, February 1, 2020, and August 3, 2019, respectively.

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

Intangible assets by category are summarized below (in thousands):

	August 1,	February 1,	August 3,
	2020	2020	2019
Intangible assets with finite lives	$51,929	$51,929	$51,929
Accumulated amortization and impairment	(42,690)	(41,924)	(41,338)
Total intangible assets with finite lives, net	9,239	10,005	10,591

Intangible assets with indefinite lives:
Tommy Bahama Trademarks	$110,700	$110,700	$110,700
Lilly Pulitzer Trademarks	27,500	27,500	27,500
Southern Tide Trademarks	9,300	26,800	26,800
Total intangible assets, net	$156,739	$175,005	$175,591

Intangible assets by operating group and in total, for Fiscal 2019 and the First Half of Fiscal 2020 are as follows (in thousands):

	Tommy	Lilly	Lanier	Southern	Corporate
	Bahama	Pulitzer	Apparel	Tide	and Other	Total
Balance February 2, 2019	$110,700	$29,216	$246	$29,401	$6,613	$176,176
Impairment	—	—	—	—	—	—
Amortization	—	(475)	(31)	(291)	(374)	(1,171)
Balance, February 1, 2020	110,700	28,741	215	29,110	6,239	175,005
Impairment	—	—	(207)	(17,500)	—	(17,707)
Amortization	—	(213)	(8)	(144)	(194)	(559)
Balance, August 1, 2020	$110,700	$28,528	$—	$11,466	$6,045	$156,739

Goodwill, by operating group and in total, for Fiscal 2019 and the First Half of Fiscal 2020 are as follows (in thousands):

	Tommy	Lilly	Southern	Corporate
	Bahama	Pulitzer	Tide	and Other	Total
Balance February 2, 2019	$754	$19,522	$42,745	$3,600	$66,621
Impairment	—	—	—	—	—
Other, including foreign currency	(43)	—	—	—	(43)
Balance, February 1, 2020	711	19,522	42,745	3,600	66,578
Impairment	—	—	(42,745)	—	(42,745)
Other, including foreign currency	33	—	—	—	33
Balance, August 1, 2020	$744	$19,522	$—	$3,600	$23,866

5.    Debt: We had $65 million of indebtedness outstanding as of August 1, 2020 under our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”), compared to borrowings of $0 million as of each of February 1, 2020 and August 3, 2019. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 1.2% as of August 1, 2020), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (July 2024), and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of August 1, 2020, $3 million of letters of credit were outstanding under our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as of August 1, 2020, we had $257 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

6.    Leases: In the ordinary course of business, we enter into real estate lease agreements for retail, food and beverage, office and warehouse/distribution space, as well as leases for certain equipment. Our leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement at our discretion, among other provisions. Our real estate lease terms are typically for a period of ten years or less and typically require monthly rent payments with specified rent escalations periodically during the lease term. Our real estate leases usually provide for payments of our pro rata share of real estate taxes, insurance and other operating expenses applicable to the property, and certain of our leases require payment of sales taxes on rental payments. Also, our retail and restaurant leases often provide for contingent rent payments based on sales if certain sales thresholds are achieved. For many of our real estate lease agreements, we obtain lease incentives from the landlord for tenant improvement or other allowances. Our lease agreements do not include any material residual value guarantees or material restrictive financial covenants.

Substantially all of our leases are classified as long-term operating leases. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The significant judgments in calculating the present value of lease obligations include determining the lease term and lease payment amounts, which are dependent upon our assessment of the likelihood of exercising any renewal or termination options that are at our discretion, as well as the discount rate applied to the future lease payments. The operating lease asset at commencement represents the amount of the operating lease liability reduced for any lease incentives, including tenant improvement allowances. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term. Variable rental payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent rent based on a percentage of net sales or adjusted periodically for inflation are not included in lease expense used to calculate the present value of lease obligations recognized in our consolidated balance sheet, but instead are recognized as incurred.

We account for the underlying operating lease at the individual lease level. Typically, we do not include any renewal or termination options at our discretion in the underlying lease term at the time of lease commencement as the probability of exercise is not reasonably certain. The lease guidance requires us to discount future lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, our estimated incremental borrowing rate. As our leases do not provide an implicit rate, we use an estimated incremental borrowing rate based on information available at commencement date. Our estimated incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis over the lease term to borrow an amount equal to the lease payments.

During the First Quarter of Fiscal 2020, the FASB provided for an optional practical expedient that simplifies how a lessee accounts for rent concessions that are a direct consequence of the COVID-19 pandemic. The practical expedient only applies if a lease is modified to allow for a rental concession and (1) the revised consideration is substantially the same as, or less than, the original consideration in the lease agreement, (2) the reduction in lease payments relates to payments due on or before June 30, 2021, and (3) no other substantive changes have been made to the terms of the leases. The practical expedient provides that, if the above conditions are met for the lease agreement, the lessee is not required to assess whether the eligible rent concessions are lease modifications. We have elected to apply the practical expedient for all eligible lease concessions resulting in the rent concession being recorded as an adjustment to variable lease payments and recognized in our statement of operations in that period. The amounts of concessions recognized in our consolidated statement of operations pursuant to this practical expedient in the First Half of Fiscal 2020 were not material. For leases that do not meet the criteria for the practical expedient, we account for the amendment and concession as a lease modification requiring lease remeasurement.

Substantially all lease expense is included in SG&A in our consolidated statements of operations. For the Second Quarter of Fiscal 2020, operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset, was $16 million and variable lease expense was $8 million, resulting in total lease expense of $24 million compared to $24 million of total lease expense in the Second Quarter of Fiscal 2019. For the First Half of Fiscal 2020, operating lease expense was $32 million and variable lease expense was $16 million resulting in total lease expense of $48 million, compared to $49 million of total lease expense in the First Half of Fiscal 2019. As of August 1, 2020, the weighted-average remaining operating lease term was 6.2 years and the weighted-average discount rate for operating leases was 4.4%. Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Half of Fiscal 2020 was $21 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Half of Fiscal 2019 was $35 million.

As of August 1, 2020, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2020	$46,686
2021	67,104
2022	63,195
2023	56,472
2024	43,110
2025	29,263
After 2025	62,599
Total lease payments	$368,429
Less: Difference between discounted and undiscounted lease payments	46,841
Present value of lease liabilities	$321,588

7.    Income Taxes: Our effective income tax rate for the Second Quarter of Fiscal 2020 and the First Half of Fiscal 2020 was a benefit of 30.0% and a benefit of 23.2%, respectively. Our effective tax rate for the Second Quarter of Fiscal 2019 and the First Half of Fiscal 2019 was an expense of 25.1% and an expense of 25.3%, respectively. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for all periods presented include a variety of factors, including those discussed in the following paragraph, as well as the impact of state income taxes, the impact of foreign operations rate differential, valuation allowances and other carry-forwards, the deductibility of certain charges and changes in enacted tax regulations, each as applicable. On March 27, 2020, the CARES Act was signed into law, with applicable provisions reflected in our financial statements upon enactment. This law included several taxpayer favorable provisions which impact us, including allowing the carryback of net operating losses to periods prior to U.S. Tax Reform, accelerated depreciation of certain leasehold improvement costs and relaxed interest expense limitations, as well as non-income tax benefits including deferral of employer FICA payments and an employee retention credit.

The income tax benefit in the First Half of Fiscal 2020 reflects the benefit on the operating losses including the favorable impact of the CARES Act, which provides for the carry back of our Fiscal 2020 net operating losses to pre-U.S. Tax Reform tax years, which had a federal income tax rate of 35%. This benefit was offset by certain unfavorable items including (1) the non-deductibility of certain goodwill impairment charges, resulting in an estimated effective income tax benefit rate of approximately 17% on the impairment charges, and (2) restricted stock which vested in the period with a vesting date price lower than the grant date price.

8.    Shareholders’ Equity: The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	Fiscal 2019
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 2, 2019	$16,959	$142,976	$323,515	$(5,095)	$478,355
Comprehensive income	—	—	21,657	(388)	21,269
Shares issued under equity plans	91	331	—	—	422
Compensation expense for equity awards	—	1,876	—	—	1,876
Repurchase of shares	(31)	(2,422)	—	—	(2,453)
Cash dividends declared and paid	—	—	(6,297)	—	(6,297)
Cumulative effect of change in accounting standards	—	—	—	—	—
May 4, 2019	$17,019	$142,761	$338,875	$(5,483)	$493,172
Comprehensive income	—	—	29,836	(133)	29,703
Shares issued under equity plans	16	447	—	—	463
Compensation expense for equity awards	—	1,915	—	—	1,915
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(6,304)	—	(6,304)
Cumulative effect of change in accounting standards	—	—	—	—	—
August 3, 2019	$17,035	$145,123	$362,407	$(5,616)	$518,949
Comprehensive income	—	—	1,668	176	1,844
Shares issued under equity plans	5	418	—	—	423
Compensation expense for equity awards	—	1,907	—	—	1,907
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(6,307)	—	(6,307)
Cumulative effect of change in accounting standards	—	—	—	—	—
November 2, 2019	$17,040	$147,448	$357,768	$(5,440)	$516,816
Comprehensive income	—	—	15,332	779	16,111
Shares issued under equity plans	4	327	—	—	331
Compensation expense for equity awards	—	1,922	—	—	1,922
Repurchase of shares	(4)	(271)	—	—	(275)
Cash dividends declared and paid	—	—	(6,307)	—	(6,307)
Cumulative effect of change in accounting standards	—	—	—	—	—
February 1, 2020	$17,040	$149,426	$366,793	$(4,661)	$528,598

	First Half Fiscal 2020
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 1, 2020	$17,040	$149,426	$366,793	$(4,661)	$528,598
Comprehensive loss	—	—	(66,784)	(591)	(67,375)
Shares issued under equity plans	56	350	—	—	406
Compensation expense for equity awards	—	1,682	—	—	1,682
Repurchase of shares	(378)	(1,824)	(17,721)	—	(19,923)
Cash dividends declared and paid	—	—	(4,194)	—	(4,194)
Cumulative effect of change in accounting standards	—	—	(499)	—	(499)
May 2, 2020	$16,718	$149,634	$277,595	$(5,252)	$438,695
Comprehensive loss	—	—	(6,087)	933	(5,154)
Shares issued under equity plans	158	202	—	—	360
Compensation expense for equity awards	—	1,884	—	—	1,884
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(4,235)	—	(4,235)
Cumulative effect of change in accounting standards	—	—	—	—	—
August 1, 2020	$16,876	$151,720	$267,273	$(4,319)	$431,550

During the First Quarter of Fiscal 2020, we repurchased 0.3 million shares of our common stock under an open market stock repurchase program (Rule 10b5-1 plan) and repurchased 0.1 million shares of our common stock pursuant to our stock incentive plans. During the Second Quarter of Fiscal 2020, we granted 0.1 million service-based restricted shares of our common stock, subject to the recipient remaining an employee through the July 2023 vesting date, which are included in common stock in the table above. Additionally, during the Second Quarter of Fiscal 2020, we granted 0.1 million restricted share units, subject to the recipient remaining an employee through July 2023 and the satisfaction of certain performance metrics, which are not included in common stock in the table above. Our stock incentive plans are described in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2019.

As of the end of the Second Quarter of Fiscal 2020 and the First Half of Fiscal 2020, there were 0.4 million of restricted shares and restricted share units outstanding that were excluded from the diluted earnings per share calculation because we incurred a net loss for the period and their inclusion would be anti-dilutive. No restricted shares or restricted share units were excluded from the diluted earnings per share calculation in the Second Quarter of Fiscal 2019 or the First Half of Fiscal 2019.

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

OVERVIEW

Business Overview

We are a leading apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands and other owned and licensed brands as well as private label apparel products. During Fiscal 2019, 93% of our net sales were from products bearing brands that we own and 97% of our net sales were in the United States.

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection, like Tommy Bahama, Lilly Pulitzer and Southern Tide, can command greater loyalty and higher price points at retail and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them. We believe the principal competitive factors in the apparel industry are reputation, value, and image of brand names; design; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.

During Fiscal 2019, 70% of our net sales were through our direct to consumer channels of distribution, which consists of our brand-specific full-price retail stores, our e-commerce websites, our Tommy Bahama food and beverage operations and our Tommy Bahama outlets. The remaining 30% of our net sales are generated from our wholesale distribution channels. Our wholesale operations consist of net sales of products bearing our lifestyle brands, which complement our direct to consumer operations and provide access to a larger group of consumers, and the net sales of our Lanier Apparel operating group.

Industry Overview

Our operating groups operate in highly competitive apparel markets that continue to evolve rapidly with the expanding application of technology to fashion retail. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Increasingly, consumers are choosing to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries.

The competitive and evolving environment may require that brands and retailers approach their operations, including marketing and advertising, very differently than historical practices and may result in increased operating costs and capital investments to generate growth or even maintain current sales levels. While this competition and evolution presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment.

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

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the outbreak of a novel coronavirus (COVID-19) as a pandemic. COVID-19 has had a significant effect on overall economic conditions and our operations, and is the primary reason for a 40% reduction in net sales in the First Half of Fiscal 2020, a net loss in the First Half of Fiscal 2020 after many years of profitable operating results and an expected net loss for the full year of Fiscal 2020. While our mission remains the enhancement of long-term shareholder value, our focus during this crisis has been, and will continue to be, (1) the health and well-being of our employees, customers and communities, (2) protecting the reputation, value and image of our brands and (3) preserving liquidity.

Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurant locations in North America on March 17, 2020, with store closures in Australia shortly thereafter. We began reopening our stores and restaurants in early May with additional stores and restaurants reopening throughout the Second Quarter of Fiscal 2020. However, while we have reopened most of our direct to consumer locations in a phased approach in accordance with local government guidelines and additional safety protocols, most locations are experiencing reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations very differently. Generally, locations with attached restaurants or Marlin Bars, in outdoor centers and in drivable resort vacation destinations have performed better than locations in indoor malls and locations in the Northeast and Hawaii, which continue to have more stringent local requirements on retail operations or tourism. At the same time, the shift from in-store shopping to online shopping has accelerated during the COVID-19 pandemic resulting in strong growth in our e-commerce businesses during the First Half of Fiscal 2020.

There is significant uncertainty as to the duration and severity of the pandemic as well as the associated business disruption, impact on discretionary spending and restrictions on our operations. Thus, the ultimate impact of the pandemic cannot be reasonably estimated at this time. However, the COVID-19 pandemic is expected to continue to have a material adverse impact on our business, results of operations, cash flows and financial condition for the foreseeable future due to the anticipated lower net sales from our bricks and mortar locations; reduced demand from our wholesale customers, several of which have filed for bankruptcy or are undergoing restructurings or closures; the uncertainty as to the continued strength of our brands’ e-commerce websites during the pendency of the pandemic; overall changes in consumer confidence and consumer spending habits; any potential disruptions to our supply chain; and a slowdown in the U.S. and global economies.

We have $257 million of availability pursuant to our U.S. Revolving Credit Agreement and $97 million of cash, as of August 1, 2020. Considering this, among other factors, we believe we have adequate liquidity and the financial discipline to address the near-term challenges related to the COVID-19 pandemic. Actions we have taken to mitigate the impact of this pandemic on our business, operations and liquidity include:

●	we furloughed and laid off a significant number of our retail, restaurant and office employees;
●	certain salaried employees, including our Chief Executive Officer, Chief Financial Officer and other executives, took temporary reductions in base salary during Fiscal 2020;
●	our Board of Directors elected to reduce its cash retainers for Fiscal 2020;
●	we worked with our suppliers to cancel, delay or suspend future product deliveries;
●	we worked with our wholesale customers to identify suitable changes to our business arrangements;

●	we have been actively negotiating with our retail and restaurant landlords for equitable rental arrangements, believing that the payment of rents for both the closure and subsequent periods is inappropriate due to the impact of the COVID-19 pandemic;
●	under the CARES Act, we deferred the employer portion of FICA payments and obtained employee retention credits for certain compensation paid to employees even while they were not working during the COVID-19 pandemic;
●	we suspended, cancelled or deferred certain capital expenditures, reducing our capital expenditure expectations for Fiscal 2020;
●	we drew down certain amounts on our U.S. Revolving Credit Agreement to increase our cash position and preserve financial flexibility; and
●	our Board of Directors reduced the rate of our dividend payable in Fiscal 2020.

Also, we established management committees, reporting to our Chief Executive Officer to continue to monitor the COVID-19 pandemic and its impact and are taking the necessary measures to protect the health and safety of our employees and customers.

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

Key Operating Results:

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Half of Fiscal 2020 compared to the First Half of Fiscal 2019:

	First Half
	Fiscal 2020	Fiscal 2019
Net sales	$352,331	$583,973
Operating (loss) income	$(93,506)	$70,001
Net (loss) earnings	$(72,871)	$51,493
Net (loss) earnings per diluted share	$(4.40)	$3.05
Weighted average shares outstanding - diluted	16,580	16,878

The net loss per share in the First Half of Fiscal 2020 compared to positive net earnings per share in the First Half of Fiscal 2019 was primarily due to (1) the impact of COVID-19 on the operating results of each of our operating groups, including charges for estimated credit losses, inventory markdowns and non-current asset impairments, (2) the $60 million Southern Tide impairment charge recognized in the First Quarter of Fiscal 2020 and (3) the non-deductibility of certain impairment charges resulting in a lower effective tax rate on our loss in the First Half of Fiscal 2020 than the effective tax rate on our income in the First Half of Fiscal 2019. These items were partially offset by the improved operating results in Corporate and Other, which were primarily due to the favorable impact of LIFO accounting.

STORE COUNT

The table below provides store count information for Tommy Bahama, Lilly Pulitzer and Southern Tide as of the dates specified. The table includes our permanent stores and excludes any pop-up or temporary store locations which have an initial lease term of less than 12 months. Due to the impact of the COVID-19 pandemic, all our stores and restaurants were closed beginning in March 2020. We began reopening our stores and restaurants starting on May 3, 2020 in a phased approach in accordance with local government guidelines and additional safety protocols implemented.

Most locations are experiencing reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations very differently.

	August 1,	February 1,	August 3,	February 2,
	2020	2020	2019	2019
Tommy Bahama retail stores	107	111	113	113
Tommy Bahama retail-restaurant locations	19	16	17	17
Tommy Bahama outlets	35	35	37	37
Total Tommy Bahama locations	161	162	167	167
Lilly Pulitzer retail stores	59	61	63	62
Southern Tide retail stores	2	1	—	—
Total Oxford locations	222	224	230	229

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2020 COMPARED TO SECOND QUARTER OF FISCAL 2019

The discussion and tables below compare our statements of operations for the Second Quarter of Fiscal 2020 to the Second Quarter of Fiscal 2019. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year:

	Second Quarter
	Fiscal 2020		Fiscal 2019		$ Change	% Change

Net sales	$191,988	100.0%	$302,000	100.0%	$(110,012)	(36.4)%
Cost of goods sold	87,251	45.4%	122,175	40.5%	(34,924)	(28.6)%
Gross profit	$104,737	54.6%	$179,825	59.5%	$(75,088)	(41.8)%
SG&A	115,663	60.2%	143,403	47.5%	(27,740)	(19.3)%
Royalties and other operating income	2,909	1.5%	3,837	1.3%	(928)	(24.2)%
Operating (loss) income	$(8,017)	(4.2)%	$40,259	13.3%	$(48,276)	NM %
Interest expense, net	676	0.4%	419	0.1%	257	61.3%
(Loss) earnings before income taxes	$(8,693)	(4.5)%	$39,840	13.2%	$(48,533)	NM %
Income tax (benefit) provision	(2,606)	(1.4)%	10,004	3.3%	(12,610)	NM %
Net (loss) earnings	$(6,087)	(3.2)%	$29,836	9.9%	$(35,923)	NM %

Net Sales

	Second Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$95,254	$188,870	$(93,616)	(49.6)%
Lilly Pulitzer	73,860	75,555	(1,695)	(2.2)%
Lanier Apparel	8,450	20,466	(12,016)	(58.7)%
Southern Tide	8,812	12,468	(3,656)	(29.3)%
Corporate and Other	5,612	4,641	971	20.9%
Consolidated net sales	$191,988	$302,000	$(110,012)	(36.4)%

Consolidated net sales decreased $110 million, or 36%, in the Second Quarter of Fiscal 2020, primarily due to the impact of the COVID-19 pandemic, which has had a negative impact on our retail, wholesale and restaurant operations, each including the impact of temporary closures and reduced traffic after locations reopen, while our e-commerce business has generated very strong growth. The decrease in net sales included decreases in (1) full-price retail sales of $83 million, or 71%, (2) wholesale sales of $43 million, or 55%, (3) restaurant sales of $12 million, or 59%, and (4) outlet sales of $9 million, or 54%. These decreases were partially offset by increased e-commerce sales of $36 million, or 52%, primarily due to more demand as consumers shifted to online shopping as well as increased online marketing and promotional events, including e-commerce flash clearance sales, to further engage consumers. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Second Quarter
	Fiscal 2020	Fiscal 2019
Retail	22%	44%
E-commerce	56%	23%
Restaurant	4%	7%
Wholesale	18%	26%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales decreased $94 million, or 50%, in the Second Quarter of Fiscal 2020. The decrease in net sales in Tommy Bahama included decreases in (1) full-price retail sales of $55 million, or 70%, primarily due to the impact of COVID-19 on retail store operations as well as reduced store count, (2) wholesale sales of $21 million, or 69%, (3) restaurant sales of $12 million, or 59%, and (4) outlet store sales of $9 million, or 54%. These decreases were partially offset by increased e-commerce sales of $3 million, or 7%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter
	Fiscal 2020	Fiscal 2019
Retail	33%	50%
E-commerce	48%	23%
Restaurant	9%	11%
Wholesale	10%	16%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales decreased $2 million, or 2%, in the Second Quarter of Fiscal 2020. The decrease in net sales in Lilly Pulitzer included decreases in (1) retail sales of $28 million, or 73%, primarily due to the impact of COVID-19 on retail store operations as well as reduced store count and (2) wholesale sales of $4 million, or 28%, due to lower full-price sales partially offset by higher off-price sales. These decreases were partially offset by increased e-commerce sales of $31 million, or 142%, with $15 million of that increase resulting from e-commerce flash clearance sales in the Second

Quarter of Fiscal 2020 with no comparable event in the Second Quarter of Fiscal 2019. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter
	Fiscal 2020	Fiscal 2019
Retail	14%	51%
E-commerce	71%	29%
Wholesale	15%	20%
Total	100%	100%

Lanier Apparel:

Lanier Apparel net sales decreased $12 million, or 59% in the Second Quarter of Fiscal 2020 resulting from decreases in most of the replenishment, seasonal and other programs for the branded and private label businesses. These decreases were partially offset by $3 million of sales of masks and gowns.

Southern Tide:

Southern Tide net sales decreased $4 million, or 29%, in the Second Quarter of Fiscal 2020 due to a $5 million, or 53%, decrease in wholesale sales partially offset by a $1 million, or 39%, increase in e-commerce sales and increased retail store sales after opening our first Southern Tide retail store in the Fourth Quarter of Fiscal 2019 and our second store in the Second Quarter of Fiscal 2020. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	Second Quarter
	Fiscal 2020	Fiscal 2019
Retail	5%	—%
E-commerce	43%	22%
Wholesale	52%	78%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales increased $1 million, or 21%, in the Second Quarter of Fiscal 2020 due to increased net sales in TBBC.

Gross Profit

The tables below present gross profit by operating group and in total for the Second Quarter of Fiscal 2020 and the Second Quarter of Fiscal 2019, as well as the change between those two periods and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Second Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$53,586	$114,526	$(60,940)	(53.2)%
Lilly Pulitzer	44,053	51,817	(7,764)	(15.0)%
Lanier Apparel	1,548	5,791	(4,243)	(73.3)%
Southern Tide	2,975	6,141	(3,166)	(51.6)%
Corporate and Other	2,575	1,550	1,025	66.1%
Consolidated gross profit	$104,737	$179,825	$(75,088)	(41.8)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(388)	$705

	Second Quarter
	Fiscal 2020	Fiscal 2019
Tommy Bahama	56.3%	60.6%
Lilly Pulitzer	59.6%	68.6%
Lanier Apparel	18.3%	28.3%
Southern Tide	33.8%	49.3%
Corporate and Other	NM	NM
Consolidated gross margin	54.6%	59.5%

The decrease in consolidated gross profit in the Second Quarter of Fiscal 2020 was primarily due to the lower net sales as well as lower gross margin. The lower consolidated gross margin reflects lower gross margin in each operating group as discussed below. During the Second Quarter of Fiscal 2020, we recognized the negative impact of $3 million of inventory markdowns on lower sales, which were partially offset by a $0.4 million LIFO accounting credit. In the Second Quarter of Fiscal 2019, we recognized a small impact of inventory markdowns and a $0.7 million LIFO accounting charge.

Tommy Bahama:

The decrease in gross margin for Tommy Bahama was primarily driven by (1) lower gross margin in the full-price direct to consumer channel primarily due to a change in sales mix from retail store sales to e-commerce sales, which have a lower gross margin than retail sales, (2) increased inventory markdowns and promotional discounts in our off-price channels of distribution, (3) certain fixed asset and operating lease asset impairment charges in our Tommy Bahama sourcing operations related to the restructuring of our Tommy Bahama sourcing operations and (4) lower gross margin in the wholesale channel resulting from a change in sales mix as a greater proportion of wholesale sales were off-price wholesale sales.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer was primarily due to (1) a change in sales mix as e-commerce flash clearance sales, which generate a gross margin of approximately 40%, and off-price wholesale sales represented a greater proportion of net sales, (2) increased promotions and discounting in each channel of distribution, (3) increased inventory markdowns and (4) the prior year including more gift card breakage income.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to (1) an increase in inventory markdown amounts on a lower sales volume, resulting in a more significant impact on gross margin, and (2) lower gross margin on various programs due to the challenging market.

Southern Tide:

The decrease in gross margin for Southern Tide was primarily due to (1) increased inventory markdowns and (2) more significant discounts and allowances in all channels of distribution. These items were partially offset by a change in sales mix with direct to consumer sales representing a larger proportion of net sales in the Second Quarter of Fiscal 2020.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the gross profit of TBBC, Duck Head and the Lyons, Georgia distribution center as well as the impact of LIFO accounting adjustments. The primary drivers for the higher gross profit were (1) the $1 million net favorable impact of LIFO accounting with a LIFO accounting credit in the Second Quarter of Fiscal 2020 and a LIFO accounting charge in the Second Quarter of Fiscal 2019 and (2) the gross profit resulting from higher net sales, which was partially offset by lower gross margin. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period is ultimately sold or (2) a credit in Corporate and Other when inventory has been marked down to the estimated net realizable value in an operating group in the current period, but has not been sold as of period end.

SG&A

	Second Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
SG&A	$115,663	$143,403	$(27,740)	(19.3)%
SG&A (as a % of net sales)	60.2%	47.5%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$68	$80
Amortization of Southern Tide intangible assets	$72	$73
Tommy Bahama Japan charges	$—	$590

The lower SG&A in the Second Quarter of Fiscal 2020 was primarily due to (1) decreased employment costs of $23 million primarily due to the actions taken to reduce our employment cost in response to COVID-19 including the temporary furlough of substantially all retail and restaurant employees while direct to consumer operations were closed, layoffs or pay reductions for certain employees, reductions in incentive compensation amounts and elimination of the company match for our 401(k) plan, partially offset by certain severance amounts, (2) a $4 million reduction in occupancy expenses primarily resulting from the operation of fewer Tommy Bahama and Lilly Pulitzer bricks and mortar locations, certain negotiated reductions and lower costs for utilities, maintenance and related expenses, (3) a $3 million decrease in certain variable expenses including credit card transaction fees, supplies and commissions, (4) a $2 million decrease in travel expenses, (5) a $1 million reduction in advertising expenses, (6) a $1 million decrease in Tommy Bahama Japan charges, which related to charges associated with the restructure and exit of our Tommy Bahama Japan operations, with no such charges in the Second Quarter of Fiscal 2020, and (7) decreases in other expenses including administrative and general expenses. These decreases were partially offset by (1) $4 million of increased estimated provisions for credit losses and other charges related to bankruptcies and credit exposure with respect to multiple customers and (2) a $2 million increase in depreciation expense including impairment charges for certain retail store locations.

Royalties and other operating income

	Second Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Royalties and other operating income	$2,909	$3,837	$(928)	(24.2)%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The decreased royalties and other income in the Second Quarter of Fiscal 2020 was primarily due to reduced royalty income in Tommy Bahama.

Operating income (loss)

	Second Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$(12,712)	$23,218	$(35,930)	NM	%
Lilly Pulitzer	16,264	20,449	(4,185)	(20.5)%
Lanier Apparel	(6,134)	400	(6,534)	NM	%
Southern Tide	(979)	1,834	(2,813)	NM	%
Corporate and Other	(4,456)	(5,642)	1,186	21.0%
Consolidated Operating (Loss) Income	$(8,017)	$40,259	$(48,276)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(388)	$705
Amortization of Lilly Pulitzer Signature Store intangible assets	$68	$80
Amortization of Southern Tide intangible assets	$72	$73
Tommy Bahama Japan charges	$—	$590

The lower operating results in the Second Quarter of Fiscal 2020 were primarily due to the impact of COVID-19 on each operating group partially offset by improved operating results in Corporate and Other, which was primarily due to the favorable impact of LIFO accounting. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Second Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$95,254	$188,870	$(93,616)	(49.6)%
Gross profit	$53,586	$114,526	$(60,940)	(53.2)%
Gross margin	56.3%	60.6%
Operating (loss) income	$(12,712)	$23,218	$(35,930)	NM %
Operating (loss) income as % of net sales	(13.3)%	12.3%
Notable items included in amounts above:
Tommy Bahama Japan charges	$—	$590

The lower operating results for Tommy Bahama in the Second Quarter of Fiscal 2020 were primarily due to lower sales and lower gross margin partially offset by lower SG&A. The lower SG&A was primarily due to (1) $17 million of lower employment costs, (2) $3 million of lower variable costs such as credit card transaction fees, commissions, shipping fees and supplies, (3) $3 million of lower occupancy costs, primarily resulting from the operation of fewer bricks and mortar locations, certain negotiated reductions and lower costs for utilities, maintenance and related expenses, (4) a $2 million decrease in advertising expense, (5) a $1 million reduction in Tommy Bahama Japan SG&A charges, which related to charges associated with the restructure and exit of our Tommy Bahama Japan operations, with no such charges in the Second Quarter of Fiscal 2020, and (6) decreases in travel, general and administrative expenses. These decreases were partially offset by a $2 million increase in depreciation expense primarily consisting of fixed asset impairment charges related to certain direct to consumer locations.

Lilly Pulitzer:

	Second Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$73,860	$75,555	$(1,695)	(2.2)%
Gross profit	$44,053	$51,817	$(7,764)	(15.0)%
Gross margin	59.6%	68.6%
Operating income	$16,264	$20,449	$(4,185)	(20.5)%
Operating income as % of net sales	22.0%	27.1%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$68	$80

The lower operating income for Lilly Pulitzer in the Second Quarter of Fiscal 2020 was primarily due to lower gross margin and lower sales partially offset by lower SG&A. The lower SG&A was primarily due to (1) $4 million of lower employment costs, (2) $1 million of lower occupancy costs, primarily resulting from the operation of fewer bricks and mortar locations, certain negotiated reductions and lower costs for utilities, maintenance and related expenses and (3) reductions in other expenses, including travel. These decreases in SG&A were partially offset by (1) $1 million of higher marketing expense and (2) increases in other expenses including certain variable expenses related to e-commerce sales and depreciation.

Lanier Apparel:

	Second Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$8,450	$20,466	$(12,016)	(58.7)%
Gross profit	$1,548	$5,791	$(4,243)	(73.3)%
Gross margin	18.3%	28.3%
Operating (loss) income	$(6,134)	$400	$(6,534)	NM %
Operating (loss) income as % of net sales	(72.6)%	2.0%

The lower operating results for Lanier Apparel in the Second Quarter of Fiscal 2020 were due to lower sales, lower gross margin and higher SG&A. The higher SG&A was primarily due to $3 million of increased estimated provisions for credit losses and other charges related to bankruptcies and credit exposure with respect to multiple Lanier Apparel customers. These increases were partially offset by reductions in shipping and related expenses, other expenses including advertising, travel, samples and administrative expenses and employment costs.

Southern Tide:

	Second Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$8,812	$12,468	$(3,656)	(29.3)%
Gross profit	$2,975	$6,141	$(3,166)	(51.6)%
Gross margin	33.8%	49.3%
Operating (loss) income	$(979)	$1,834	$(2,813)	NM %
Operating (loss) income as % of net sales	(11.1)%	14.7%
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$72	$73

The lower operating results for Southern Tide in the Second Quarter of Fiscal 2020 were primarily due to lower sales and lower gross margin partially offset by lower SG&A. Lower SG&A for employment costs, advertising and other operating expenses were partially offset by the increased SG&A associated with the Southern Tide retail store operations.

Corporate and Other:

	Second Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$5,612	$4,641	$971	20.9%
Gross profit	$2,575	$1,550	$1,025	66.1%
Operating loss	$(4,456)	$(5,642)	$1,186	21.0%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(388)	$705

The smaller operating loss for Corporate and Other was primarily due to the $1 million favorable impact of LIFO accounting, as well as higher net sales and lower SG&A, which was primarily due to lower employment costs in Corporate and Other.

Interest expense, net

	Second Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Interest expense, net	$676	$419	$257	61.3%

The increased interest expense in the Second Quarter of Fiscal 2020 was primarily due to higher levels of debt outstanding partially offset by interest income of cash invested in money market accounts in the Second Quarter of Fiscal 2020.

Income tax (benefit) provision

	Second Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Income tax (benefit) provision	$(2,606)	$10,004	$(12,610)	NM	%
Effective tax rate	30.0%	25.1%

Income taxes were a tax benefit in the Second Quarter of Fiscal 2020 resulting from an operating loss and the impact of certain items as noted below, as compared to a tax expense in the Second Quarter of Fiscal 2019 resulting from operating income. The income tax benefit in the Second Quarter of Fiscal 2020 reflects the benefit on the operating losses including the favorable impact of the CARES Act, which provides for the carry back of our Fiscal 2020 net operating losses to pre-U.S. Tax Reform tax years, which had a federal income tax rate of 35%. This benefit was partially offset by the impact of changes in estimated book to tax timing differences and certain discrete non-deductible items.

Net earnings

	Second Quarter
	Fiscal 2020	Fiscal 2019
Net sales	$191,988	$302,000
Operating (loss) income	$(8,017)	$40,259
Net (loss) earnings	$(6,087)	$29,836
Net (loss) earnings per diluted share	$(0.37)	$1.76
Weighted average shares outstanding - diluted	16,547	16,907

The net loss per share in the Second Quarter of Fiscal 2020 compared to positive net earnings per share in the Second Quarter of Fiscal 2019 was primarily due to the impact of COVID-19 on the operating results of each of our operating groups, including charges for estimated credit losses, inventory markdowns and non-current asset impairments. These items were partially offset by the improved operating results in Corporate and Other, which were primarily due to the favorable impact of LIFO accounting.

FIRST HALF OF FISCAL 2020 COMPARED TO FIRST HALF OF FISCAL 2019

The discussion and tables below compare our statements of operations for the First Half of Fiscal 2020 to the First Half of Fiscal 2019. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year:

	First Half
	Fiscal 2020		Fiscal 2019		$ Change	% Change
Net sales	$352,331	100.0%	$583,973	100.0%	$(231,642)	(39.7)%
Cost of goods sold	153,520	43.6%	238,379	40.8%	(84,859)	(35.6)%
Gross profit	$198,811	56.4%	$345,594	59.2%	$(146,783)	(42.5)%
SG&A	238,664	67.7%	283,217	48.5%	(44,553)	(15.7)%
Impairment of goodwill and intangible assets	60,452	17.2%	—	—%	60,452	100.0%
Royalties and other operating income	6,799	1.9%	7,624	1.3%	(825)	(10.8)%
Operating (loss) income	$(93,506)	(26.5)%	$70,001	12.0%	$(163,507)	NM %
Interest expense, net	1,334	0.4%	1,090	0.2%	244	22.4%
(Loss) earnings before income taxes	$(94,840)	(26.9)%	$68,911	11.8%	$(163,751)	NM %
Income tax (benefit) provision	(21,969)	(6.2)%	17,418	3.0%	(39,387)	NM %
Net (loss) earnings	$(72,871)	(20.7)%	$51,493	8.8%	$(124,364)	NM %

Net Sales

	First Half
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$182,238	$353,600	$(171,362)	(48.5)%
Lilly Pulitzer	123,009	148,150	(25,141)	(17.0)%
Lanier Apparel	19,175	46,620	(27,445)	(58.9)%
Southern Tide	17,113	26,602	(9,489)	(35.7)%
Corporate and Other	10,796	9,001	1,795	19.9%
Consolidated net sales	$352,331	$583,973	$(231,642)	(39.7)%

Consolidated net sales decreased $232 million, or 40%, in the First Half of Fiscal 2020 primarily due to the impact of the COVID-19 pandemic, which has had a negative impact on our retail, wholesale and restaurant operations, each including the impact of temporary closures and reduced traffic after locations reopen, while our e-commerce business has generated very strong growth. The decreases in net sales included decreases in (1) full-price retail sales of $137 million, or 65%, (2) wholesale sales of $96 million, or 53%, (3) restaurant sales of $24 million, or 54%, and (4) outlet sales of $17 million, or 57%. These decreases were partially offset by increased e-commerce sales of $42 million, or 36%, primarily due to more demand as consumers shifted to online shopping as well as increased online marketing and promotional events, including e-commerce flash clearance sales, to further engage consumers. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Half
	Fiscal 2020	Fiscal 2019
Retail	25%	41%
E-commerce	45%	20%
Restaurant	6%	8%
Wholesale	24%	31%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales decreased $171 million, or 49%, in the First Half of Fiscal 2020. The decrease in net sales in Tommy Bahama included decreases in (1) full-price retail sales of $90 million, or 64%, primarily due to the impact of COVID-19 on retail store operations as well as reduced store count, (2) wholesale sales of $42 million, or 61%, (3) restaurant sales of $24 million, or 54%, and (4) outlet store sales of $17 million, or 57%. These decreases were partially offset by increased e-commerce sales of $2 million, or 3%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half
	Fiscal 2020	Fiscal 2019
Retail	35%	49%
E-commerce	39%	19%
Restaurant	11%	13%
Wholesale	15%	19%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales decreased $25 million, or 17%, in the First Half of Fiscal 2020. The decrease in net sales in Lilly Pulitzer included decreases in (1) retail sales of $47 million, or 68%, primarily due to the impact of COVID-19 on retail store operations as well as reduced store count and (2) wholesale sales of $15 million, or 39%, due to lower full-price sales. These decreases were partially offset by increased e-commerce sales of $37 million, or 93%, with $15 million of that increase resulting from e-commerce flash clearance sales in the First Half of Fiscal 2020 with no comparable event in the First Half of Fiscal 2019. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half
	Fiscal 2020	Fiscal 2019
Retail	18%	46%
E-commerce	62%	27%
Wholesale	20%	27%
Total	100%	100%

Lanier Apparel:

Lanier Apparel net sales decreased $27 million, or 59% in the First Half of Fiscal 2020 resulting from decreases in most of the replenishment, seasonal and other programs for the branded and private label businesses. These decreases were partially offset by $3 million of sales of masks and gowns.

Southern Tide:

Southern Tide net sales decreased $9 million, or 36%, in the First Half of Fiscal 2020 due to an $11 million, or 50%, decrease in wholesale sales partially offset by a $1 million, or 20%, increase in e-commerce sales and increased retail store sales after opening our first Southern Tide retail store in the Fourth Quarter of Fiscal 2019 and our second store in the Second Quarter of Fiscal 2020. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Half
	Fiscal 2020	Fiscal 2019
Retail	3%	—%
E-commerce	32%	17%
Wholesale	65%	83%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales increased $2 million, or 20%, in the First Half of Fiscal 2020 primarily due to increased net sales in TBBC.

Gross Profit

The tables below present gross profit by operating group and in total for the First Half of Fiscal 2020 and the First Half of Fiscal 2019, as well as the change between those two periods and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Half
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$105,267	$218,033	$(112,766)	(51.7)%
Lilly Pulitzer	75,752	97,298	(21,546)	(22.1)%
Lanier Apparel	4,395	13,016	(8,621)	(66.2)%
Southern Tide	4,514	13,293	(8,779)	(66.0)%
Corporate and Other	8,883	3,954	4,929	124.7%
Consolidated gross profit	$198,811	$345,594	$(146,783)	(42.5)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(3,642)	$845

	First Half
	Fiscal 2020	Fiscal 2019
Tommy Bahama	57.8%	61.7%
Lilly Pulitzer	61.6%	65.7%
Lanier Apparel	22.9%	27.9%
Southern Tide	26.4%	50.0%
Corporate and Other	NM	NM
Consolidated gross margin	56.4%	59.2%

The decrease in consolidated gross profit in the First Half of Fiscal 2020 was primarily due to the lower net sales. The lower consolidated gross margin reflects lower gross margin in each operating group as discussed below. During the First Half of Fiscal 2020, we recognized the negative impact of $7 million of inventory markdowns on lower sales which were partially offset by a $4 million LIFO accounting credit. In the First Half of Fiscal 2019, we recognized a small impact of inventory markdowns and a $1 million LIFO accounting charge.

Tommy Bahama:

The decrease in gross margin for Tommy Bahama was primarily driven by (1) lower gross margin in the full-price direct to consumer channel primarily due to a change in sales mix from retail store sales to e-commerce sales, which have a lower gross margin than retail sales, (2) increased inventory markdowns and promotional discounts in our off-price channels of distribution, (3) certain fixed asset and operating lease asset impairment charges in our Tommy Bahama sourcing operations related to the restructuring of our Tommy Bahama sourcing operations and (4) lower gross margin in the wholesale channel resulting from a change in sales mix as a greater proportion of wholesale sales were off-price wholesale sales.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer was primarily due to (1) a change in sales mix as e-commerce flash clearance sales, which generate a gross margin of approximately 40%, and off-price wholesale sales represented a greater proportion of net sales, (2) increased promotions and discounting in each channel of distribution and (3) increased inventory markdowns.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to (1) an increase in inventory markdown amounts on a lower sales volume, resulting in a more significant impact on gross margin, and (2) lower gross margin on various programs due to the challenging market.

Southern Tide:

The decrease in gross margin for Southern Tide was primarily due to (1) increased inventory markdowns and lower profitability on off-price sales related to excess inventory and (2) more significant discounts and allowances in all channels of distribution. These items were partially offset by a change in sales mix with direct to consumer sales representing a larger proportion of net sales in the First Half of Fiscal 2020.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the gross profit of TBBC, Duck Head and the Lyons, Georgia distribution center as well as the impact of LIFO accounting adjustments. The primary drivers for the higher gross profit were (1) the $4 million net favorable impact of LIFO accounting with a LIFO accounting credit in the First Half of Fiscal 2020 and a LIFO accounting charge in the First Half of Fiscal 2019 and (2) the gross profit resulting from the higher net sales, which was partially offset by lower gross margin. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period is ultimately sold or (2) a credit in Corporate and Other when inventory has been marked down to the estimated net realizable value in an operating group in the current period, but has not been sold as of period end.

SG&A

	First Half
	Fiscal 2020	Fiscal 2019	$ Change	% Change
SG&A	$238,664	$283,217	$(44,553)	(15.7)%
SG&A (as a % of net sales)	67.7%	48.5%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$136	$160
Amortization of Southern Tide intangible assets	$144	$145
Tommy Bahama Japan charges	$—	$590

The lower SG&A in the First Half of Fiscal 2020 was primarily due to (1) decreased employment costs of $34 million primarily due to the actions taken to reduce our employment cost in response to COVID-19, including the temporary furlough of substantially all retail and restaurant employees while direct to consumer operations were closed, layoffs or pay reductions for certain employees, reductions in incentive compensation amounts and elimination of the company match for our 401(k) plan, partially offset by certain severance amounts, (2) a $6 million reduction in certain variable expenses including credit card transaction fees, commissions and other variable expenses, (3) a $6 million reduction in occupancy expenses primarily resulting from the operation of fewer Tommy Bahama and Lilly Pulitzer bricks and mortar locations, certain negotiated reductions and lower costs for utilities, maintenance and related expenses, (4) a $3 million decrease in travel expenses, (5) a $1 million reduction in advertising expenses, (6) a $1 million decrease in Tommy Bahama Japan charges, which related to charges associated with the restructure and exit of our Tommy Bahama Japan operations, with no such charges in the First Half of Fiscal 2020 and (7) decreases in administrative and general expenses. These decreases were partially offset by (1) $6 million of increased estimated provisions for credit losses and other charges related to bankruptcies and credit exposure with respect to multiple customers and (2) a $3 million increase in depreciation expense including impairment charges for certain retail locations.

Impairment of goodwill and intangible assets

In the First Half of Fiscal 2020, impairment charges for goodwill and intangible assets totaling $60 million were recognized in Southern Tide. The impairment charges for Southern Tide primarily reflect the impact of COVID-19 on the operations, plans and strategy of the Southern Tide business. In addition, a small impairment charge was recognized in Lanier Apparel related to a trademark acquired in a prior year that was not deemed recoverable. Refer to Note 1 and Note 4 in the unaudited condensed consolidated financial statements included in this report for additional discussion regarding the impairment charges recognized in the First Half of Fiscal 2020. There were no impairment charges for goodwill or intangible assets in the prior year period.

Royalties and other operating income

	First Half
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Royalties and other operating income	$6,799	$7,624	$(825)	(10.8)%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The decreased royalties and other income in the First Half of Fiscal 2020 was due to lower royalty income in both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	First Half
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$(36,074)	$38,410	$(74,484)	NM	%
Lilly Pulitzer	20,410	35,701	(15,291)	(42.8)%
Lanier Apparel	(8,771)	1,767	(10,538)	NM	%
Southern Tide	(64,345)	4,351	(68,696)	NM	%
Corporate and Other	(4,726)	(10,228)	5,502	53.8%
Consolidated Operating (Loss) Income	$(93,506)	$70,001	$(163,507)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(3,642)	$845
Amortization of Lilly Pulitzer Signature Store intangible assets	$136	$160
Lanier Apparel impairment charge	$207	$—
Amortization of Southern Tide intangible assets	$144	$145
Southern Tide impairment charge	$60,245	$—
Tommy Bahama Japan charges	$—	$590

The lower operating results in the First Half of Fiscal 2020 were primarily due to (1) the impact of COVID-19 on each operating group and (2) the $60 million Southern Tide impairment charge recognized in the First Quarter of Fiscal 2020. These items were partially offset by improved operating results in Corporate and Other, which was primarily due to the favorable impact of LIFO accounting. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Half
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$182,238	$353,600	$(171,362)	(48.5)%
Gross profit	$105,267	$218,033	$(112,766)	(51.7)%
Gross margin	57.8%	61.7%
Operating (loss) income	$(36,074)	$38,410	$(74,484)	NM %
Operating (loss) income as % of net sales	(19.8)%	10.9%
Notable items included in amounts above:
Tommy Bahama Japan charges	$—	$590

The lower operating results for Tommy Bahama in the First Half of Fiscal 2020 were primarily due to lower sales and lower gross margin partially offset by lower SG&A. The lower SG&A was primarily due to (1) $26 million of lower employment costs, (2) $5 million of lower variable costs such as credit card transaction fees, commissions, shipping fees and supplies, (3) $5 million of lower occupancy costs, primarily resulting from the operation of fewer bricks and mortar locations, certain negotiated reductions and lower costs for utilities, maintenance and related expenses, (4) a $2 million decrease in advertising expense, (5) a $1 million decrease in travel expense, (6) a $1 million decrease in Tommy Bahama Japan charges, which related to charges associated with the restructure and exit of our Tommy Bahama Japan operations, with no such charges in the First Half of Fiscal 2020 and (7) decreases in other general and administrative expenses. These decreases were partially offset by a $3 million increase in depreciation expense including impairment charges for certain direct to consumer locations and increased provisions for credit losses.

Lilly Pulitzer:

	First Half
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$123,009	$148,150	$(25,141)	(17.0)%
Gross profit	$75,752	$97,298	$(21,546)	(22.1)%
Gross margin	61.6%	65.7%
Operating income	$20,410	$35,701	$(15,291)	(42.8)%
Operating income as % of net sales	16.6%	24.1%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$136	$160

The lower operating income for Lilly Pulitzer in the First Half of Fiscal 2020 was primarily due to lower sales and lower gross margin partially offset by lower SG&A. The lower SG&A was primarily due to (1) $5 million of lower employment costs, (2) $2 million of lower occupancy costs, primarily resulting from the operation of fewer bricks and mortar locations, certain negotiated reductions and lower costs for utilities, maintenance and related expenses and (3) reductions in other expenses including travel and certain administrative expenses. These decreases in SG&A were partially offset by (1) $1 million of higher marketing expense and (2) increases in other expenses including provisions for credit losses.

Lanier Apparel:

	First Half
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$19,175	$46,620	$(27,445)	(58.9)%
Gross profit	$4,395	$13,016	$(8,621)	(66.2)%
Gross margin	22.9%	27.9%
Operating (loss) income	$(8,771)	$1,767	$(10,538)	NM %
Operating (loss) income as % of net sales	(45.7)%	3.8%
Notable items included in amounts above:
Lanier Apparel impairment charge	$207	$—

The lower operating results for Lanier Apparel in the First Half of Fiscal 2020 were due to lower sales, lower gross margin and higher SG&A. The higher SG&A was primarily due to $4 million of increased estimated provisions for credit losses and other charges related to bankruptcies and credit exposure with respect to multiple Lanier Apparel customers. These increases were partially offset by a reduction in shipping and related expenses, other expenses including advertising, travel, samples and administrative costs and employment costs.

Southern Tide:

	First Half
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$17,113	$26,602	$(9,489)	(35.7)%
Gross profit	$4,514	$13,293	$(8,779)	(66.0)%
Gross margin	26.4%	50.0%
Operating (loss) income	$(64,345)	$4,351	$(68,696)	NM %
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$144	$145
Southern Tide impairment charge	$60,245	$—

The lower operating results for Southern Tide in the First Half of Fiscal 2020 were primarily due to the significant impairment charge for goodwill and intangible assets in the First Quarter of Fiscal 2020 as well as lower sales and gross margin partially offset by lower SG&A. Lower SG&A for employment costs, advertising and other expenses were partially offset by the SG&A associated with the Southern Tide retail store operations and increased provisions for credit losses.

Corporate and Other:

	First Half
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$10,796	$9,001	$1,795	19.9%
Gross profit	$8,883	$3,954	$4,929	124.7%
Operating loss	$(4,726)	$(10,228)	$5,502	53.8%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(3,642)	$845

The smaller operating loss for Corporate and Other was primarily due to the $4 million favorable impact of LIFO accounting, as well as higher net sales and lower SG&A, which was primarily due to lower employment costs in Corporate and Other.

Interest expense, net

	First Half
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Interest expense, net	$1,334	$1,090	$244	22.4%

The increased interest expense in the First Half of Fiscal 2020 was primarily due to higher levels of debt outstanding partially offset by interest income of cash invested in money market accounts in the First Half of Fiscal 2020.

Income tax (benefit) provision

	First Half
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Income tax (benefit) provision	$(21,969)	$17,418	$(39,387)	NM	%
Effective tax rate	23.2%	25.3%

Income taxes were a tax benefit in the First Half of Fiscal 2020 resulting from an operating loss and the impact of certain discrete and other items as noted below, as compared to a tax expense in the First Half of Fiscal 2019 resulting from operating income. The income tax benefit in the First Half of Fiscal 2020 reflects the benefit on the operating losses including the favorable impact of the CARES Act, which provides for the carry back of our Fiscal 2020 net operating losses to pre-U.S. Tax Reform tax years, which had a federal income tax rate of 35%. This benefit was partially offset by certain unfavorable items including (1) the non-deductibility of certain impairment charges, resulting in an estimated effective income tax benefit rate of approximately 17% on the impairment charges, and (2) restricted stock which vested in the period with a vesting date price lower than the grant date price.

Net earnings

	First Half
	Fiscal 2020	Fiscal 2019
Net sales	$352,331	$583,973
Operating (loss) income	$(93,506)	$70,001
Net (loss) earnings	$(72,871)	$51,493
Net (loss) earnings per diluted share	$(4.40)	$3.05
Weighted average shares outstanding - diluted	16,580	16,878

The net loss per share in the First Half of Fiscal 2020 compared to positive net earnings per share in the First Half of Fiscal 2019 was primarily due to (1) the impact of COVID-19 on the operating results of each of our operating groups including charges for estimated credit losses, inventory markdowns and non-current asset impairments, (2) the $60 million Southern Tide impairment charge recognized in the First Quarter of Fiscal 2020 and (3) the non-deductibility of certain impairment charges resulting in a lower effective tax rate on our loss in the First Half of Fiscal 2020 than the effective tax rate on our income in the First Half of Fiscal 2019. These items were partially offset by the improved operating results in Corporate and Other, which were primarily due to the favorable impact of LIFO accounting.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands, other owned and licensed brands, and private label apparel products. We distribute our products to our customers via direct to consumer and wholesale channels of distribution. Our primary uses of cash flow include the purchase of products in the operation of our business from third party contract manufacturers outside of the United States, as well as operating expenses, including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, distribution costs, other general and administrative expenses and the payment of interest and other payments related to our financing arrangements. Additionally, we use cash for the funding of capital expenditures, dividends and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory, extend credit to our wholesale customers and pay our operating expenses. Thus, we require a certain amount of working capital to operate our business.

If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement, subject to its terms, which is described below. We may seek to finance our future cash requirements through various methods, including cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities, and cash on hand.

As of August 1, 2020, we had $97 million of cash and cash equivalents on hand, with $65 million of borrowings outstanding and $257 million of unused availability under our U.S. Revolving Credit Agreement. We believe our U.S. Revolving Credit Agreement and cash and cash equivalents on hand will provide sufficient liquidity to fund operating cash flow needs and other ongoing cash requirements during the COVID-19 pandemic in Fiscal 2020 until we return to generating positive cash flow from operations.

Key Liquidity Measures

	August 1,	February 1,	August 3,	February 2,
($ in thousands)	2020	2020	2019	2019
Total current assets	$298,417	$288,826	$265,044	$269,788
Total current liabilities	$173,701	$177,779	$164,119	$142,209
Working capital	$124,716	$111,047	$100,925	$127,579
Working capital ratio	1.72	1.62	1.61	1.90
Debt to total capital ratio	13%	—%	—%	3%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of August 1, 2020, increased from August 3, 2019 primarily due to increased cash balances partially offset by lower receivables. Current liabilities as of August 1, 2020 increased from August 3, 2019 primarily due to higher current operating lease liabilities and other accrued expenses partially offset by lower accrued compensation.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $65 million at August 1, 2020 and $0 million at August 3, 2019, while shareholders’ equity was $432 million at August 1, 2020 and $519 million at August 3, 2019. The increase in debt since August 3, 2019 was primarily due to borrowing to maintain certain amounts of cash on our balance sheet during the COVID-19 pandemic, resulting in $97 million of cash and cash equivalents on hand as of August 1, 2020. Additionally, the change in debt reflects the net impact of $79 million of cash flow from operations offset by cash payments of $38 million for capital expenditures and other investing activities, $21 million for dividends and $20 million for share repurchases. Shareholders’ equity decreased from August 3, 2019, primarily due to net losses, dividends paid and shares repurchased during the period. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, the ultimate impact of the COVID-19 pandemic and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of August 1, 2020 as compared to August 3, 2019.

Current Assets:

	August 1,	February 1,	August 3,	February 2,
	2020	2020	2019	2019
Cash and cash equivalents	$97,089	$52,460	$30,756	$8,327
Receivables, net	28,920	58,724	59,176	69,037
Inventories, net	148,578	152,229	152,672	160,656
Prepaid expenses and other current assets	23,830	25,413	22,440	31,768
Total current assets	$298,417	$288,826	$265,044	$269,788

Cash and cash equivalents were $97 million as of August 1, 2020 compared to $31 million as of August 3, 2019. Cash amounts maintained on an ongoing basis in our operations generally range from $5 million to $10 million at any given time if we have debt outstanding; however, due to the uncertainty associated with the COVID-19 pandemic, we borrowed a certain amount of cash during Fiscal 2020 as a precautionary measure. Any cash that is not used to repay amounts outstanding under our U.S. Revolving Credit Agreement is generally invested in money market investment accounts. The decrease in receivables, net as of August 1, 2020 was primarily due to lower trade receivables resulting from lower wholesale sales during the quarter, a higher provision for credit losses and increased wholesale customer allowances as of August 1, 2020.

Inventories, net, which is net of a $62 million LIFO reserve in both periods, decreased as of August 1, 2020 as inventory decreased in Lilly Pulitzer, Southern Tide and Lanier Apparel, while inventory in Tommy Bahama increased. Each operating group has recognized increased estimated loss provisions as of August 1, 2020 relative to August 3, 2019 for inventory expected to be sold for less than cost, which are generally reversed in Corporate and Other as part of LIFO accounting resulting in increased inventory in Corporate and Other. Prepaid expenses and other current assets increased as of August 1, 2020 primarily due to higher expected inventory returns in both our wholesale and direct to consumer operations and prepaid insurance, partially offset by lower prepaid advertising and samples.

Non-current Assets:

	August 1,	February 1,	August 3,	February 2,
	2020	2020	2019	2019
Property and equipment, net	$180,284	$191,517	$189,410	$192,576
Intangible assets, net	156,739	175,005	175,591	176,176
Goodwill	23,866	66,578	66,585	66,621
Operating lease assets	254,230	287,181	288,928	—
Other assets, net	39,013	24,262	24,636	22,093
Total non-current assets	$654,132	$744,543	$745,150	$457,466

Property and equipment, net as of August 1, 2020 decreased primarily due to depreciation expense during the 12 months ended August 1, 2020, exceeding capital expenditures during the same period. The decrease in intangible assets, net and goodwill as of August 1, 2020 was primarily due to the impairment charges in Southern Tide in the First Quarter of Fiscal 2020, as discussed in Note 1 and Note 4 in our unaudited condensed consolidated financial statements included in this report. Operating lease assets as of August 1, 2020 decreased primarily due to the recognition of amortization related to existing operating leases and the termination or reduced term of certain operating leases exceeding increased operating lease assets associated with new or extended operating lease agreements that commenced during the last 12 months. The increase in other assets, net was primarily due to the balance as of August 1, 2020 including a $12 million income tax receivable associated with our Fiscal 2020 net operating losses expected to be applied against prior year income tax returns and a $3 million investment in an unconsolidated entity.

Liabilities:

	August 1,	February 1,	August 3,	February 2,
	2020	2020	2019	2019
Total current liabilities	$173,701	$177,779	$164,119	$142,209
Long-term debt	65,000	—	—	12,993
Non-current portion of operating lease liabilities	255,935	291,886	290,133	—
Other liabilities	18,471	18,566	17,077	75,286
Deferred income taxes	7,892	16,540	19,916	18,411
Total liabilities	$520,999	$504,771	$491,245	$248,899

Current liabilities increased as of August 1, 2020 primarily due to higher current portion of operating lease liabilities, as certain prior period rent amounts were withheld during the pendency of discussions with real property landlords, and accrued expenses and other liabilities, including higher expected direct to consumer inventory returns and other accrued expenses partially offset by lower income tax payable amounts. These increases were partially offset by lower accrued compensation, primarily due to lower incentive compensation amounts. The increase in long-term debt since August 3, 2019 was primarily due to us borrowing certain amounts of cash to maintain on our balance sheet during the COVID-19 pandemic. Additionally, long-term debt reflects the net impact of operating cash flows, capital expenditures, dividends and share repurchases as discussed above.

Non-current portion of operating lease liabilities as of August 1, 2020 decreased primarily due to the payment of operating lease liabilities and reductions in liabilities related to the termination or reduced term of certain operating leases exceeding operating lease liabilities associated with new or extended operating lease agreements that commenced in the last 12 months. Deferred income taxes decreased as of August 1, 2020 primarily due to timing differences associated with amortization and impairment of intangible assets and depreciation partially offset by timing differences associated with inventories.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Half of Fiscal 2020 and the First Half of Fiscal 2019 (in thousands):

	First Half
	Fiscal 2020	Fiscal 2019
Cash provided by operating activities	$24,324	$67,267
Cash used in investing activities	(16,722)	(15,976)
Cash provided by (used in) financing activities	36,955	(29,089)
Net change in cash and cash equivalents	$44,557	$22,202

Cash and cash equivalents on hand were $97 million and $31 million at August 1, 2020 and August 3, 2019, respectively. Changes in cash flows in the First Half of Fiscal 2020 and the First Half of Fiscal 2019 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Half of Fiscal 2020 and the First Half of Fiscal 2019, operating activities provided $24 million and $67 million of cash, respectively. The cash flow from operating activities for each period was primarily the result of net earnings (loss) for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, impairment and equity-based compensation, as well as the net impact of changes in deferred taxes and operating assets and liabilities. In the First Half of Fiscal 2020, changes in operating assets and liabilities had a favorable impact on cash flow from operations, and in the First Half of Fiscal 2019, changes in operating assets and liabilities had an unfavorable impact on cash flow from operations.

In the First Half of Fiscal 2020, the more significant changes in operating assets and liabilities were a decrease in receivables, which increased cash flow from operations, partially offset by an unfavorable change in other balance sheet changes, which was primarily related to the recognition of a $12 million income tax receivable associated with our Fiscal 2020 net operating losses expected to be applied against prior year income tax returns, which decreased cash flow from operations. In the First Half of Fiscal 2019, the more significant changes in operating assets and liabilities, after considering the non-cash impact of certain reclassifications that resulted from the adoption of the revised lease accounting guidance, were a decrease in current liabilities, which reduced cash flow from operations, partially offset by decreases in inventories, receivables and prepaid expenses, which increased cash flow from operations.

Investing Activities:

In the First Half of Fiscal 2020 and the First Half of Fiscal 2019, investing activities used $17 million and $16 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditure investments in our existing brands and acquisitions of new businesses. Our capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling retail stores and restaurants; and facilities enhancements for distribution centers and offices. In addition to our capital expenditures, in the First Half of Fiscal 2020, we invested $3 million for a minority interest in an unconsolidated entity, which operates a branded apparel business.

Financing Activities:

In the First Half of Fiscal 2020 and the First Half of Fiscal 2019, financing activities provided $37 million and used $29 million of cash, respectively. During the First Half of Fiscal 2020, we increased debt in order to maintain certain cash amounts on our balance sheet during the COVID-19 pandemic as well as to fund the impact of our cash flows from operations, share repurchases, capital expenditures and dividends. In the First Half of Fiscal 2019, we decreased debt and increased cash as our cash flow from operations was greater than our capital expenditures and payment of dividends.

During the First Half of Fiscal 2020, we repurchased $18 million of shares of our common stock pursuant to an open market stock repurchase program, which was suspended on March 17, 2020. During the First Half of Fiscal 2020 and the First Half of Fiscal 2019, we paid $8 million and $13 million in dividends, respectively. Both the First Half of Fiscal 2020 and the First Half of Fiscal 2019 included certain amounts related to the issuance of equity pursuant to our employee stock purchase plan and the repurchase of equity awards for employee tax withholding liabilities resulting from the vesting of equity awards during the period. Both the First Half of Fiscal 2020 and the First Half of Fiscal 2019 included certain amounts, which are included in other financing activities, related to the payment of contingent consideration or other deferred acquisition payment amounts, which are included in other financing activities.

We may borrow or pay down debt depending on whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay any debt on our U.S. Revolving Credit Agreement. However, due to the uncertainty related to the COVID-19 pandemic, we expect to concurrently hold a certain amount of cash on hand as well as a certain amount of debt under our U.S. Revolving Credit Agreement in Fiscal 2020. If we have cash and cash equivalents in excess of cash required for our ongoing operations, we will generally invest the excess cash in short term money market investments.

Liquidity and Capital Resources

As of August 1, 2020, we had $97 million of cash and cash equivalents on hand, with $65 million of borrowings outstanding and $257 million of unused availability under our U.S. Revolving Credit Agreement. We believe our U.S. Revolving Credit Agreement will provide ample liquidity to fund operating cash flow needs and other ongoing cash requirements during the COVID-19 pandemic in Fiscal 2020 until we return to generating positive cash flow from operations.

The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 1.2% as of August 1, 2020), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (July 2024) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of August 1, 2020, $3 million of letters of credit were outstanding under our U.S. Revolving Credit Agreement.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the Second Quarter of Fiscal 2020 and as of August 1, 2020, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of August 1, 2020, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from borrowings under our U.S. Revolving Credit Agreement and positive cash flows from operations in the long term. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs will depend on many factors including the results of our operations and cash flows in the COVID-19 environment and beyond, future growth rates, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of the U.S. Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.

On September 2, 2020, our Board of Directors approved a cash dividend of $0.25 per share payable on October 30, 2020 to shareholders of record as of the close of business on October 16, 2020. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short term, subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of the U.S. Revolving Credit Agreement above.

Our contractual obligations as of August 1, 2020 have not changed materially from the contractual obligations outstanding at February 1, 2020, as disclosed in our Annual Report on Form 10-K for Fiscal 2019 filed with the SEC, other than changes in amounts outstanding under our U.S. Revolving Credit Agreement and operating lease liabilities, as discussed above.

Our anticipated capital expenditures for Fiscal 2020, including the $14 million incurred in the First Half of Fiscal 2020, are expected to be approximately $30 million in Fiscal 2020. Due to the uncertainty of the COVID-19 pandemic, we have deferred and/or cancelled certain capital expenditures that were originally planned for Fiscal 2020. However, we have continued with certain projects, including various direct to consumer location openings. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in prior years depending on the information technology initiatives, direct to consumer location openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2019. There have not been any significant changes to our critical accounting policies and estimates during the First Half of Fiscal

2020. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2019.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on the historical operating results of each of our operating groups, see the business discussion for each operating group in Part I, Item 1, Business in our Annual Report on Form 10-K for Fiscal 2019. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2019 are indicative of anticipated results for Fiscal 2020 or expected distribution in future years, particularly in light of the COVID-19 pandemic impact on our Fiscal 2020 operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2019. There have not been any material changes in our exposure to these risks during the First Half of Fiscal 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the Second Quarter of Fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. There have been no material changes to the risk factors described in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2019, other than as set forth in Part II. Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the First Quarter of Fiscal 2020. We operate in a competitive and rapidly changing business environment, and risks and uncertainties that we currently consider immaterial or are not presently known to us may adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the Second Quarter of Fiscal 2020, we did not make any unregistered sales of equity securities.
(c)	We have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2019, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Second Quarter of Fiscal 2020, no shares were repurchased pursuant to these plans.

As disclosed in our Annual Report on Form 10-K for Fiscal 2017 and subsequent annual and quarterly reports, in March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of August 1, 2020, $32 million of the authorization remains available for future repurchases of our stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended (filed as Exhibit 3.2 to the Company’s Form 8-K filed on August 18, 2020)
10.1	Form of Oxford Industries, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2020).
10.2	Form of Oxford Industries, Inc. Performance-Based Restricted Share Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2020).
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*
101.INS	XRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 4, 2020	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)