Form 10-Q
period 2020-10-31
OXFORD INDUSTRIES INC
filed 2020-12-10
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

As of December 4, 2020, there were 16,883,565 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the Third Quarter of Fiscal 2020

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of the current coronavirus (COVID-19) pandemic, including uncertainties about its depth and duration (including resurgence), future store closures or other restrictions (including reduced hours and capacity) due to government mandates, and the effectiveness of store re-openings and cost reduction initiatives (including our ability to effectively renegotiate rent obligations), any or all of which may affect many of the following risks; demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending for apparel and related products; the impact of any restructuring initiatives we may undertake in one or more of our business lines, including the process, timing, costs, uncertainties and effects of our announced exit of the Lanier Apparel business; costs of products as well as the raw materials used in those products; expected pricing levels; costs of labor; the timing of shipments requested by our wholesale customers; expected outcomes of pending or potential litigation and regulatory actions; changes in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties; the ability of business partners, including suppliers, vendors, licensees and landlords, to meet their obligations to us and/or continue our business relationship to the same degree in light of current or future financial stress, staffing shortages, liquidity challenges and/or bankruptcy filings exacerbated by the pandemic; weather; fluctuations and volatility in global financial markets; retention of and disciplined execution by key management; the timing and cost of store and restaurant openings and remodels, technology implementations and other capital expenditures; acquisition and disposition activities, including our ability to timely recognize expected synergies from acquisitions; access to capital and/or credit markets; the impact of the CARES Act and other legislation; changes in accounting standards and related guidance; and factors that could affect our consolidated effective tax rate, including estimated Fiscal 2020 taxable losses eligible for carry back to pre-U.S. Tax Reform periods. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2019, as updated in Part II, Item 1A. Risk Factors contained in this report, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means the Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "TBBC" means The Beaufort Bonnet Company; “Fiscal 2019 Form 10-K” means our Annual Report on Form 10-K for Fiscal 2019; “CARES Act” means the Coronavirus Aid, Relief and Economic Security Act; and “U.S. Tax Reform” means the United States Tax Cuts and Jobs Act. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2021	52 weeks ending January 29, 2022
Fiscal 2020	52 weeks ending January 30, 2021
Fiscal 2019	52 weeks ended February 1, 2020
Fourth Quarter Fiscal 2020	13 weeks ending January 30, 2021
Third Quarter Fiscal 2020	13 weeks ended October 31, 2020
Second Quarter Fiscal 2020	13 weeks ended August 1, 2020
First Quarter Fiscal 2020	13 weeks ended May 2, 2020
Fourth Quarter Fiscal 2019	13 weeks ended February 1, 2020
Third Quarter Fiscal 2019	13 weeks ended November 2, 2019
Second Quarter Fiscal 2019	13 weeks ended August 3, 2019
First Quarter Fiscal 2019	13 weeks ended May 4, 2019
First Nine Months Fiscal 2020	39 weeks ended October 31, 2020
First Nine Months Fiscal 2019	39 weeks ended November 2, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	October 31,	February 1,	November 2,
	2020	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$53,071	$52,460	$21,568
Receivables, net	39,513	58,724	64,593
Inventories, net	148,740	152,229	154,229
Prepaid expenses and other current assets	21,139	25,413	28,438
Total Current Assets	$262,463	$288,826	$268,828
Property and equipment, net	178,029	191,517	190,537
Intangible assets, net	156,464	175,005	175,298
Goodwill	23,857	66,578	66,594
Operating lease assets	238,259	287,181	287,977
Other assets, net	42,945	24,262	23,850
Total Assets	$902,017	$1,033,369	$1,013,084
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52,177	$65,491	$60,708
Accrued compensation	17,947	19,363	21,560
Current portion of operating lease liabilities	62,839	50,198	49,901
Accrued expenses and other liabilities	43,426	42,727	31,949
Total Current Liabilities	$176,389	$177,779	$164,118
Long-term debt	34,802	—	—
Non-current portion of operating lease liabilities	244,970	291,886	293,775
Other liabilities	18,394	18,566	17,365
Deferred income taxes	8,516	16,540	21,010
Commitments and contingencies	—	—	—
Shareholders’ Equity
Common stock, $1.00 par value per share	16,884	17,040	17,040
Additional paid-in capital	154,103	149,426	147,448
Retained earnings	252,392	366,793	357,768
Accumulated other comprehensive loss	(4,433)	(4,661)	(5,440)
Total Shareholders’ Equity	$418,946	$528,598	$516,816
Total Liabilities and Shareholders’ Equity	$902,017	$1,033,369	$1,013,084

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Net sales	$175,135	$241,221	$527,466	$825,194
Cost of goods sold	78,866	108,241	232,386	346,620
Gross profit	$96,269	$132,980	$295,080	$478,574
SG&A	113,537	134,231	352,201	417,448
Impairment of goodwill and intangible assets	—	—	60,452	—
Royalties and other operating income	3,550	3,845	10,349	11,469
Operating (loss) income	$(13,718)	$2,594	$(107,224)	$72,595
Interest expense, net	339	81	1,673	1,171
(Loss) earnings before income taxes	$(14,057)	$2,513	$(108,897)	$71,424
Income tax (benefit) provision	(3,453)	845	(25,422)	18,263
Net (loss) earnings	$(10,604)	$1,668	$(83,475)	$53,161

Net (loss) earnings per share:
Basic	$(0.64)	$0.10	$(5.04)	$3.17
Diluted	$(0.64)	$0.10	$(5.04)	$3.15
Weighted average shares outstanding:
Basic	16,568	16,773	16,576	16,748
Diluted	16,568	16,934	16,576	16,896
Dividends declared per share	$0.25	$0.37	$0.75	$1.11

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Net (loss) earnings	$(10,604)	$1,668	$(83,475)	$53,161
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(114)	176	228	(345)
Comprehensive (loss) income	$(10,718)	$1,844	$(83,247)	$52,816

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Nine Months
	Fiscal 2020	Fiscal 2019
Cash Flows From Operating Activities:
Net (loss) earnings	$(83,475)	$53,161
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation	33,389	29,301
Amortization of intangible assets	834	878
Impairment of goodwill and intangible assets	60,452	—
Equity compensation expense	5,626	5,698
Amortization of deferred financing costs	258	298
Deferred income taxes (benefit) expense	(8,024)	2,370
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	19,737	4,559
Inventories, net	3,716	6,203
Prepaid expenses and other current assets	4,275	(2,348)
Current liabilities	(747)	(27,479)
Other balance sheet changes	(13,364)	2,565
Cash provided by operating activities	$22,677	$75,206
Cash Flows From Investing Activities:
Purchases of property and equipment	(21,916)	(26,877)
Other investing activities	(3,000)	—
Cash used in investing activities	$(24,916)	$(26,877)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(222,896)	(122,241)
Proceeds from revolving credit arrangements	257,698	109,248
Deferred financing costs paid	—	(952)
Repurchase of common stock	(18,053)	—
Proceeds from issuance of common stock	1,097	1,307
Repurchase of equity awards for employee tax withholding liabilities	(1,870)	(2,453)
Cash dividends declared and paid	(12,706)	(18,908)
Other financing activities	(459)	(1,033)
Cash provided by (used in) financing activities	$2,811	$(35,032)
Net change in cash and cash equivalents	$572	$13,297
Effect of foreign currency translation on cash and cash equivalents	39	(56)
Cash and cash equivalents at the beginning of year	52,460	8,327
Cash and cash equivalents at the end of the period	$53,071	$21,568

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

THIRD QUARTER OF FISCAL 2020

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

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We assessed certain accounting matters, including the carrying value of goodwill, intangible assets and long-lived assets, provisions for credit losses, inventory markdowns and the estimated effective tax rate, that require consideration of forecasted financial information based on information reasonably available to us as well as the uncertain future impacts of the novel coronavirus (COVID-19) pandemic and the Lanier Apparel exit. These assessments resulted in the recognition of certain charges in the First Nine Months of Fiscal 2020, as discussed below and in Note 9. Future changes in the business environment, our expectations and assumptions as compared to the information at the time of this filing regarding the actual magnitude and duration of the COVID-19 pandemic, the actual impact of the Lanier Apparel exit and other factors could have a material impact on our consolidated financial statements in future periods.

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic. COVID-19 had a significant effect on overall economic conditions and our operations, resulting in a significant net sales reduction and a significant net loss in the First Nine Months of Fiscal 2020. While our mission remains the enhancement of long-term shareholder value, our focus during this crisis has been, and will continue to be, (1) the health and well-being of our employees, customers and communities, (2) protecting the reputation, value and image of our brands and (3) preserving liquidity.

Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurant locations in March 2020. We began reopening our stores and restaurants in a phased approach on May 3, 2020 with additional stores and restaurants reopening throughout the Second Quarter of Fiscal 2020. Certain retail stores and restaurants, including several in Hawaii and California, were required to close again for certain periods in the Third Quarter of Fiscal 2020 after local jurisdictions reinstated some previous closure requirements, and there can be no assurance that additional closures will not occur as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations.

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

As a result of the COVID-19 impact on our First Quarter of Fiscal 2020 net sales and operating results, as well as lower operating results projected for future periods, we concluded that a goodwill impairment test triggering event had occurred during the First Quarter of Fiscal 2020 for the goodwill associated with our Lilly Pulitzer, Southern Tide and TBBC reporting units. Further, we determined that an intangible asset impairment test triggering event had occurred in the First Quarter of Fiscal 2020 for our indefinite-lived Tommy Bahama, Lilly Pulitzer and Southern Tide trademarks. These goodwill and indefinite-lived intangible asset triggering events required the need for a quantitative interim impairment assessment in accordance with our accounting policies as described in Note 1 to our consolidated financial statements included in our Fiscal 2019 Form 10-K. These assessments in the First Quarter of Fiscal 2020 concluded that the fair values of the Southern Tide goodwill and indefinite-lived intangible assets as of May 2, 2020 did not exceed their respective carrying values, resulting in impairment charges as discussed in Note 4. These impairment charges, which totaled $60 million, were recorded in impairment of goodwill and intangible assets in our consolidated statements of operations in the First Quarter of Fiscal 2020. We determined there were no additional triggering events that occurred in the Second Quarter of Fiscal 2020 or Third Quarter of Fiscal 2020 that would require an additional interim impairment test for our goodwill and intangible assets during those quarters.

In the First Quarter of Fiscal 2020, due to the lower operating results and lower projected operating results, we performed recoverability tests for certain other non-current assets, including property and equipment, finite-lived intangible assets and operating lease assets, and we determined that the amounts included in the asset group were recoverable, except for a small charge related to a finite-lived intangible asset in Lanier Apparel included in Note 4. In the Second Quarter of Fiscal 2020, Third Quarter of Fiscal 2020 and the First Nine Months of Fiscal 2020 due to changes in the planned use of certain leased real estate assets, including providing notice of termination of certain retail store leases or plans to discontinue use of certain office space, we recognized impairment charges of $3 million, $3 million and $7 million, respectively. These impairment charges are for fixed assets and operating lease assets, with the substantial majority of the amounts included in SG&A and the remainder included in cost of goods sold in our consolidated statements of operations. The charges in the Second Quarter of Fiscal 2020 were primarily recognized in Tommy Bahama, while the charges in the Third Quarter of Fiscal 2020 were primarily recognized in Lanier Apparel. Refer to Note 9 for additional discussion of the $3 million of impairment charges recognized in the Third Quarter of Fiscal 2020, which are related to the exit of Lanier Apparel. There were no significant operating lease asset or fixed asset impairment charges in the First Nine Months of Fiscal 2019.

The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Fiscal 2019 Form 10-K, except for the adoption of the credit losses and income tax guidance discussed below.

Accounting Standards Adopted in Fiscal 2020

In June 2016, the FASB issued guidance, as amended, related to the measurement of credit losses on financial instruments, which requires that companies use a forward-looking current expected loss approach to estimate credit losses on certain financial instruments, including trade and other receivables, as well as other financial assets and instruments. We estimate current expected credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends. We adopted the guidance on the first day of Fiscal 2020 resulting in a charge to retained earnings, which is included in the shareholders’ equity statement for the First Quarter of Fiscal 2020 included in Note 8, and a reduction to various asset amounts included in our consolidated balance sheet.

In December 2019, the FASB amended its guidance related to accounting for income taxes, which simplified the accounting for income taxes by removing certain exceptions in existing guidance to reduce complexity in certain areas. On the first day of Fiscal 2020, we adopted the provisions related to classification of franchise taxes partially based on income and changes in ownership of foreign equity method investments or foreign subsidiaries on a modified retrospective basis while we adopted the other provisions on a prospective basis. The adoption of the new guidance did not have an impact on our consolidated financial statements as of the first day of Fiscal 2020.

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

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other. For a more extensive description of our operating groups, see Part I, Item 1. Business included in our Fiscal 2019 Form 10-K.

	Third Quarter		First Nine Months
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Net sales
Tommy Bahama	$94,905	$127,023	$277,143	$480,623
Lilly Pulitzer	53,714	71,659	176,723	219,809
Lanier Apparel	10,810	28,758	29,985	75,378
Southern Tide	10,023	9,102	27,136	35,704
Corporate and Other	5,683	4,679	16,479	13,680
Consolidated net sales	$175,135	$241,221	$527,466	$825,194

Depreciation and amortization
Tommy Bahama	$7,179	$7,073	$24,173	$20,820
Lilly Pulitzer	2,254	2,554	7,585	7,618
Lanier Apparel	629	108	978	313
Southern Tide	174	135	487	404
Corporate and Other	336	323	1,000	1,024
Consolidated depreciation and amortization	$10,572	$10,193	$34,223	$30,179

Operating income (loss)
Tommy Bahama	$(7,212)	$(7,739)	$(43,286)	$30,671
Lilly Pulitzer	5,266	10,988	25,676	46,689
Lanier Apparel	(12,500)	1,971	(21,271)	3,738
Southern Tide	(464)	526	(64,809)	4,877
Corporate and Other	1,192	(3,152)	(3,534)	(13,380)
Consolidated operating (loss) income	(13,718)	2,594	$(107,224)	$72,595
Interest expense, net	339	81	1,673	1,171
(Loss) earnings before income taxes	$(14,057)	$2,513	$(108,897)	$71,424

	October 31, 2020	February 1, 2020	November 2, 2019
Assets
Tommy Bahama (1)	$616,049	$668,197	$673,788
Lilly Pulitzer (2)	182,020	199,913	192,448
Lanier Apparel (3)	20,783	43,533	52,378
Southern Tide (4)	30,172	99,667	94,876
Corporate and Other (5)	52,993	22,059	(406)
Consolidated Total Assets	$902,017	$1,033,369	$1,013,084
(1)	Decrease in Tommy Bahama total assets from February 1, 2020 and November 2, 2019 was primarily due to lower operating lease assets, fixed assets and receivables.
(2)	Decrease in Lilly Pulitzer total assets from February 1, 2020 and November 2, 2019 was primarily due to lower operating lease assets and fixed assets.
(3)	Decrease in Lanier Apparel total assets from February 1, 2020 and November 2, 2019 was primarily due to lower receivables and inventories.
(4)	Decrease in Southern Tide total assets from February 1, 2020 and November 2, 2019 was primarily due to the $60 million impairment charge for goodwill and intangible assets in the First Quarter of Fiscal 2020, as well as lower inventories.
(5)	Increase in Corporate and Other total assets from February 1, 2020 was primarily due to increased non-current income tax receivables and inventories. Increase in Corporate and Other total assets from November 2, 2019 was primarily due to increased cash and cash equivalents, non-current income tax receivables and inventories.

The tables below quantify, for each operating group and in total, the amount of net sales (in thousands) and net sales by distribution channel as a percentage of net sales for each period presented.

	Third Quarter Fiscal 2020
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$94,905	37%	27%	13%	23%	—%
Lilly Pulitzer	53,714	22%	66%	—%	12%	—%
Lanier Apparel	10,810	—%	—%	—%	100%	—%
Southern Tide	10,023	4%	24%	—%	72%	—%
Corporate and Other	5,683	—%	54%	—%	44%	2%
Total	$175,135	27%	38%	7%	28%	—%

	Third Quarter Fiscal 2019
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$127,023	46%	14%	14%	26%	—%
Lilly Pulitzer	71,659	35%	55%	—%	10%	—%
Lanier Apparel	28,758	—%	—%	—%	100%	—%
Southern Tide	9,102	—%	19%	—%	81%	—%
Corporate and Other	4,679	—%	55%	—%	39%	6%
Total	$241,221	35%	26%	7%	32%	—%

	First Nine Months Fiscal 2020
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$277,143	36%	34%	12%	18%	—%
Lilly Pulitzer	176,723	19%	64%	—%	17%	—%
Lanier Apparel	29,985	—%	—%	—%	100%	—%
Southern Tide	27,136	3%	29%	—%	68%	—%
Corporate and Other	16,479	—%	65%	—%	31%	4%
Consolidated net sales	$527,466	26%	43%	6%	25%	—%

	First Nine Months Fiscal 2019
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$480,623	48%	18%	13%	21%	—%
Lilly Pulitzer	219,809	43%	36%	—%	21%	—%
Lanier Apparel	75,378	—%	—%	—%	100%	—%
Southern Tide	35,704	—%	18%	—%	82%	—%
Corporate and Other	13,680	—%	59%	—%	34%	7%
Consolidated net sales	$825,194	39%	22%	8%	31%	—%

3.    Revenue Recognition and Receivables: Our revenue consists of direct to consumer sales, including our retail store, e-commerce and restaurant operations, and wholesale sales, as well as royalty income, which is included in royalties and other income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our accounting policies related to revenue recognition for each type of contract with customers, including a description of the related performance obligations, return rights, allowances, discounts, credit terms and other information, is described in the significant accounting policies described in our Fiscal 2019 Form 10-K.

The table below quantifies the amount of net sales by distribution channel (in thousands) for each period presented.

	Third Quarter		First Nine Months
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Retail	$47,415	$83,636	$134,701	$324,892
E-commerce	66,135	62,310	226,618	180,736
Restaurant	12,214	17,325	32,505	61,457
Wholesale	49,221	77,595	132,768	256,794
Other	150	355	874	1,315
Net sales	$175,135	$241,221	$527,466	$825,194

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. We record these discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets. As of October 31, 2020, February 1, 2020 and November 2, 2019, reserve balances recorded as a reduction to receivables related to these items were $8 million, $9 million and $9 million, respectively.

We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. In circumstances where we become aware of a specific wholesale customer’s inability to meet its financial obligations, a specific provision for credit losses is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are ultimately written off at the time that the amounts are not considered collectible. For all other wholesale customer receivable amounts, we recognize estimated provisions for credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends and the risk characteristics of the receivables, each of which is subjective and requires certain assumptions. As discussed in Note 1, during Fiscal 2020, we estimated these losses using the current expected loss approach including consideration of the expected impact of the ongoing COVID-19 pandemic on our receivables, while in Fiscal 2019, we estimated these losses using the incurred loss model under the previous guidance. We include such charges for credit losses and write-offs in SG&A in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets. As of October 31, 2020, February 1, 2020 and November 2, 2019, our provision for credit losses related to receivables was $3 million, $1 million and $1 million, respectively. Provisions for credit losses expense included in our consolidated statement of operations for the Third Quarter of Fiscal 2020 and the First Nine Months of Fiscal 2020 were $0 million and $4 million, respectively, while write-offs of credit losses for the Third Quarter of Fiscal 2020 and the First Nine Months of Fiscal 2020 were $2 million and $2 million, respectively. Both provisions for credit losses expense included in our consolidated statement of operations and write-offs of credit losses for the Third Quarter of Fiscal 2019 and the First Nine Months of Fiscal 2019 were $0 million.

Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In addition to trade and other receivables, current income tax receivables of $1 million, $1 million and $1 million and tenant allowances due from landlord of $3 million, $1 million and $2 million are included in receivables, net in our consolidated balance sheet as of October 31, 2020, February 1, 2020 and November 2, 2019, respectively. As of October 31, 2020, February 1, 2020 and November 2, 2019, prepaid expenses and other current assets included $3 million, $3 million and $4 million, respectively, representing the estimated value of inventory for expected wholesale and direct to consumer sales returns. We did not have any significant contract assets related to contracts with customers, other than trade receivables and the value of inventory associated with expected sales returns, as of October 31, 2020, February 1, 2020 and November 2, 2019.

An estimated sales return liability of $6 million, $3 million and $3 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of October 31, 2020, February 1, 2020 and November 2, 2019, respectively. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheets and totaled $12 million, $12 million and $11 million as of October 31, 2020, February 1, 2020, and November 2, 2019, respectively.

4.    Intangible Assets and Goodwill: As discussed in Note 1, the COVID-19 pandemic has had, and is expected to continue to have, a significant negative impact on each of our operating groups. Thus, certain goodwill and indefinite-lived intangible asset impairment testing was required in the First Quarter of Fiscal 2020, with no additional tests required in the Second Quarter of Fiscal 2020 and the Third Quarter of Fiscal 2020, and resulted in significant impairment charges in Southern Tide as shown in the tables below.

Intangible assets by category are summarized below (in thousands):

	October 31,	February 1,	November 2,
	2020	2020	2019
Intangible assets with finite lives	$51,929	$51,929	$51,929
Accumulated amortization and impairment	(42,965)	(41,924)	(41,631)
Total intangible assets with finite lives, net	8,964	10,005	10,298

Intangible assets with indefinite lives:
Tommy Bahama Trademarks	$110,700	$110,700	$110,700
Lilly Pulitzer Trademarks	27,500	27,500	27,500
Southern Tide Trademarks	9,300	26,800	26,800
Total intangible assets, net	$156,464	$175,005	$175,298

Intangible assets, by operating group and in total, for Fiscal 2019 and the First Nine Months of Fiscal 2020 are as follows (in thousands):

	Tommy	Lilly	Lanier	Southern	Corporate
	Bahama	Pulitzer	Apparel	Tide	and Other	Total
Balance February 2, 2019	$110,700	$29,216	$246	$29,401	$6,613	$176,176
Impairment	—	—	—	—	—	—
Amortization	—	(475)	(31)	(291)	(374)	(1,171)
Balance, February 1, 2020	110,700	28,741	215	29,110	6,239	175,005
Impairment	—	—	(207)	(17,500)	—	(17,707)
Amortization	—	(318)	(8)	(216)	(292)	(834)
Balance, October 31, 2020	$110,700	$28,423	$—	$11,394	$5,947	$156,464

Goodwill, by operating group and in total, for Fiscal 2019 and the First Nine Months of Fiscal 2020 are as follows (in thousands):

	Tommy	Lilly	Southern	Corporate
	Bahama	Pulitzer	Tide	and Other	Total
Balance February 2, 2019	$754	$19,522	$42,745	$3,600	$66,621
Impairment	—	—	—	—	—
Other, including foreign currency	(43)	—	—	—	(43)
Balance, February 1, 2020	711	19,522	42,745	3,600	66,578
Impairment	—	—	(42,745)	—	(42,745)
Other, including foreign currency	24	—	—	—	24
Balance, October 31, 2020	$735	$19,522	$—	$3,600	$23,857

5.    Debt: We had $35 million of indebtedness outstanding as of October 31, 2020 under our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”), compared to borrowings of $0 million as of each of February 1, 2020 and November 2, 2019. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 2.0% as of October 31, 2020), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (July 2024), and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. After considering these limitations and the amount of eligible assets in our borrowing base, as of October 31, 2020, we had $287 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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

During the First Quarter of Fiscal 2020, the FASB provided for an optional practical expedient that simplifies how a lessee accounts for rent concessions that are a direct consequence of the COVID-19 pandemic. The practical expedient only applies if a lease is modified to allow for a rental concession and (1) the revised consideration is substantially the same as, or less than, the original consideration in the lease agreement, (2) the reduction in lease payments relates to payments due on or before June 30, 2021, and (3) no other substantive changes have been made to the terms of the leases. The practical expedient provides that, if the above conditions are met for the lease agreement, the lessee is not required to assess whether the eligible rent concessions are lease modifications. We have elected to apply the practical expedient for all eligible lease modifications resulting in the rent concession being recorded as an adjustment to variable lease payments and recognized in our statement of operations in that period. The amounts of concessions recognized in our consolidated statement of operations pursuant to this practical expedient in the First Nine Months of Fiscal 2020 was $2 million. For leases that do not meet the criteria for the practical expedient, we account for the amendment and concession as a lease modification requiring lease remeasurement with the concession recognized over the remaining term of the lease agreement.

Substantially all lease expense is included in SG&A in our consolidated statements of operations. For the Third Quarter of Fiscal 2020 operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset, was $16 million and variable lease expense was $5 million, resulting in total lease expense of $21 million compared to $24 million of total lease expense in the Third Quarter of Fiscal 2019. For the First Nine Months of Fiscal 2020, operating lease expense was $48 million and variable lease expense was $21 million resulting in total lease expense of $70 million, compared to $74 million of total lease expense in the First Nine Months of Fiscal 2019. As of October 31, 2020, the weighted-average remaining operating lease term was 6.1 years and the weighted-average discount rate for operating leases was 4.3%. Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Nine Months of Fiscal 2020 was $41 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Nine Months of Fiscal 2019 was $53 million.

As of October 31, 2020, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2020	$26,194
2021	66,935
2022	62,875
2023	56,178
2024	44,489
2025	31,624
After 2025	62,849
Total lease payments	$351,144
Less: Difference between discounted and undiscounted lease payments	43,335
Present value of lease liabilities	$307,809

7.    Income Taxes: Our effective income tax rate for the Third Quarter of Fiscal 2020 and the First Nine Months of Fiscal 2020 was a benefit of 24.6% and a benefit of 23.3%, respectively. Our effective tax rate for the Third Quarter of Fiscal 2019 and the First Nine Months of Fiscal 2019 was an expense of 33.6% and an expense of 25.6%, respectively. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for all periods presented include a variety of factors, including those discussed in the following paragraph, as well as the impact of state income taxes, the impact of foreign operations rate differential, valuation allowances and other carry-forwards, the deductibility of certain charges and changes in enacted tax regulations, each as applicable. On March 27, 2020, the CARES Act was signed into law, with applicable provisions reflected in our financial statements upon enactment. This law included several taxpayer favorable provisions which impact us, including allowing the carryback of net operating losses to periods prior to U.S. Tax Reform, accelerated depreciation of certain leasehold improvement costs and relaxed interest expense limitations, as well as non-income tax benefits including deferral of employer FICA payments and an employee retention credit.

The income tax benefit in the First Nine Months of Fiscal 2020 reflects the benefit on the operating losses including the favorable impact of the CARES Act, which provides for the carry back of our Fiscal 2020 net operating losses to pre-U.S. Tax Reform tax years, which had a federal income tax rate of 35%. This benefit was offset by certain unfavorable items including (1) the non-deductibility of certain goodwill impairment charges, resulting in an estimated effective income tax benefit rate of approximately 17% on the impairment charges, (2) the impact of book to tax timing differences which may reduce the amount of expenses deductible for income tax return purposes in Fiscal 2020 and (3) restricted stock which vested in the period with a vesting date price lower than the grant date price.

8.    Shareholders’ Equity: The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	Fiscal 2019
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 2, 2019	$16,959	$142,976	$323,515	$(5,095)	$478,355
Comprehensive income	—	—	21,657	(388)	21,269
Shares issued under equity plans	91	331	—	—	422
Compensation expense for equity awards	—	1,876	—	—	1,876
Repurchase of shares	(31)	(2,422)	—	—	(2,453)
Cash dividends declared and paid	—	—	(6,297)	—	(6,297)
Cumulative effect of change in accounting standards	—	—	—	—	—
May 4, 2019	$17,019	$142,761	$338,875	$(5,483)	$493,172
Comprehensive income	—	—	29,836	(133)	29,703
Shares issued under equity plans	16	447	—	—	463
Compensation expense for equity awards	—	1,915	—	—	1,915
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(6,304)	—	(6,304)
Cumulative effect of change in accounting standards	—	—	—	—	—
August 3, 2019	$17,035	$145,123	$362,407	$(5,616)	$518,949
Comprehensive income	—	—	1,668	176	1,844
Shares issued under equity plans	5	418	—	—	423
Compensation expense for equity awards	—	1,907	—	—	1,907
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(6,307)	—	(6,307)
Cumulative effect of change in accounting standards	—	—	—	—	—
November 2, 2019	$17,040	$147,448	$357,768	$(5,440)	$516,816
Comprehensive income	—	—	15,332	779	16,111
Shares issued under equity plans	4	327	—	—	331
Compensation expense for equity awards	—	1,922	—	—	1,922
Repurchase of shares	(4)	(271)	—	—	(275)
Cash dividends declared and paid	—	—	(6,307)	—	(6,307)
Cumulative effect of change in accounting standards	—	—	—	—	—
February 1, 2020	$17,040	$149,426	$366,793	$(4,661)	$528,598

	First Nine Months Fiscal 2020
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 1, 2020	$17,040	$149,426	$366,793	$(4,661)	$528,598
Comprehensive loss	—	—	(66,784)	(591)	(67,375)
Shares issued under equity plans	56	350	—	—	406
Compensation expense for equity awards	—	1,682	—	—	1,682
Repurchase of shares	(378)	(1,824)	(17,721)	—	(19,923)
Cash dividends declared and paid	—	—	(4,194)	—	(4,194)
Cumulative effect of change in accounting standards	—	—	(499)	—	(499)
May 2, 2020	$16,718	$149,634	$277,595	$(5,252)	$438,695
Comprehensive loss	—	—	(6,087)	933	(5,154)
Shares issued under equity plans	158	202	—	—	360
Compensation expense for equity awards	—	1,884	—	—	1,884
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(4,235)	—	(4,235)
Cumulative effect of change in accounting standards	—	—	—	—	—
August 1, 2020	$16,876	$151,720	$267,273	$(4,319)	$431,550
Comprehensive loss	—	—	(10,604)	(114)	(10,718)
Shares issued under equity plans	8	323	—	—	331
Compensation expense for equity awards	—	2,060	—	—	2,060
Repurchase of shares		—	—	—	—
Cash dividends declared and paid	—	—	(4,277)	—	(4,277)
Cumulative effect of change in accounting standards	—	—	—	—	—
October 31, 2020	$16,884	$154,103	$252,392	$(4,433)	$418,946

During the First Quarter of Fiscal 2020, we repurchased 0.3 million shares of our common stock under an open market stock repurchase program (Rule 10b5-1 plan) and repurchased 0.1 million shares of our common stock pursuant to our stock incentive plans. During the Second Quarter of Fiscal 2020, we granted 0.1 million service-based restricted shares of our common stock, subject to the recipient remaining an employee through the July 2023 vesting date, which are included in common stock in the table above. Additionally, during the Second Quarter of Fiscal 2020, we granted 0.1 million restricted share units, subject to the recipient remaining an employee through July 2023 and the satisfaction of certain performance metrics, which are not included in common stock in the table above. Our stock incentive plans are described in Note 8 to our consolidated financial statements included in our Fiscal 2019 Form 10-K.

As of the end of the Third Quarter of Fiscal 2020 and the First Nine Months of Fiscal 2020, there were 0.4 million of restricted shares and restricted share units outstanding that were excluded from the diluted earnings per share calculation because we incurred a net loss for the period and their inclusion would be anti-dilutive. No restricted shares or restricted share units were excluded from the diluted earnings per share calculation in the Third Quarter of Fiscal 2019 or the First Nine Months of Fiscal 2019.

9.    Lanier Apparel Exit: In the Third Quarter of Fiscal 2020, we made the decision to exit our Lanier Apparel business, which is expected to be completed during the Second Half of Fiscal 2021. This decision is to further our stated business strategy, which is to develop and market compelling lifestyle brands, and takes into consideration the increased near-term challenges faced by the Lanier Apparel business as a result of the COVID-19 pandemic.

In connection with the planned exit of our Lanier Apparel business, we recorded pre-tax charges of $10 million in the Lanier Apparel operating group during the Third Quarter of Fiscal 2020. These charges consist of (1) $6 million of inventory markdowns, the substantial majority of which reversed in Corporate and Other as part of LIFO accounting, (2) $2 million of operating lease asset impairment charges for leased space that we intend to vacate prior to the end of the lease term, (3) $1 million of employee charges, including severance and employee retention costs, (4) $1 million of non-cash fixed asset impairment charges, primarily related to leasehold improvements, and (5) $1 million of charges related to our Merida manufacturing facility, which ceased operations in the Third Quarter of Fiscal 2020. The inventory markdowns and manufacturing facility charges, which total $6 million in the aggregate, are included in cost of goods sold in Lanier Apparel, while the charges for operating lease asset impairments, employee charges, and fixed asset impairments, which total $4 million in the aggregate, are included in SG&A in Lanier Apparel. No significant amounts have been paid as of October 31, 2020 for these charges and substantially all of the employee charges incurred during the Third Quarter of Fiscal 2020 are recorded in accrued expenses and other liabilities in our consolidated balance sheet as of October 31, 2020.

In addition to these charges incurred in the Third Quarter of Fiscal 2020, we currently expect to incur incremental Lanier Apparel exit charges totaling approximately $5 million through the Second Half of Fiscal 2021, which consists of additional employee charges for employees retained during the exit and the acceleration of certain post-exit contractual commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Fiscal 2019 Form 10-K.

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

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection, like Tommy Bahama, Lilly Pulitzer and Southern Tide, can command greater loyalty and higher price points at retail and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them. We believe the principal competitive factors in the apparel industry are the reputation, value, and image of brand names; design; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.

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

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the outbreak of a novel coronavirus (COVID-19) as a pandemic. COVID-19 has had a significant effect on overall economic conditions and our operations, and is the primary reason for a 36% reduction in net sales in the First Nine Months of Fiscal 2020, a significant net loss in the First Nine Months of Fiscal 2020 after many years of profitable operating results and an expected net loss for the full year of Fiscal 2020. While our mission remains the enhancement of long-term shareholder value, our focus during this crisis has been, and will continue to be, (1) the health and well-being of our employees, customers and communities, (2) protecting the reputation, value and image of our brands and (3) preserving liquidity.

Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurant locations in March 2020. We began reopening our stores and restaurants in early May with additional stores and restaurants reopening throughout the Second Quarter of Fiscal 2020. We have reopened substantially all of our direct to consumer locations in a phased approach in accordance with local government guidelines and with additional safety protocols. Substantially all locations are experiencing reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations very differently. Certain retail stores and restaurants, including several in Hawaii and California, were required to close again for certain periods in the Third Quarter of Fiscal 2020 after local jurisdictions reinstated some previous closure requirements, and there can be no assurance that additional closures will not occur as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. Generally, locations with attached restaurants or Marlin Bars, in outdoor centers and in drivable resort vacation destinations have performed better than locations in indoor malls. At the same time, the shift from in-store shopping to online shopping has accelerated during the COVID-19 pandemic resulting in strong growth in our e-commerce businesses during the First Nine Months of Fiscal 2020.

There is significant uncertainty as to the duration and severity of the pandemic as well as the associated business disruption, impact on discretionary spending and restrictions on our ongoing operations. Thus, the ultimate impact of the pandemic cannot be reasonably estimated at this time. However, the COVID-19 pandemic is expected to continue to have a material adverse impact on our business, results of operations, cash flows and financial condition for the foreseeable future due to the anticipated lower net sales from our bricks and mortar locations; reduced demand from our wholesale customers, several of which filed for bankruptcy in 2020 or are undergoing restructurings or closures; the uncertainty as to the continued strength of our brands’ e-commerce websites during the pendency of the pandemic; overall changes in consumer confidence and consumer spending habits; any potential disruptions to our supply chain; and a slowdown in the U.S. and global economies.

We have $287 million of availability pursuant to our U.S. Revolving Credit Agreement as of October 31, 2020. Considering this, among other factors, we believe we have adequate liquidity and the financial discipline to address the near-term challenges related to the COVID-19 pandemic. Actions we have taken to mitigate the impact of this pandemic on our business, operations and liquidity include:

●	we furloughed and laid off a significant number of our retail, restaurant and office employees;
●	certain salaried employees, including our Chief Executive Officer, Chief Financial Officer and other executives, took temporary reductions in base salary during Fiscal 2020;
●	our Board of Directors elected to reduce its cash retainers for Fiscal 2020;
●	we worked with our suppliers to cancel, delay or suspend future product deliveries;

●	we worked with our wholesale customers to identify suitable changes to our business arrangements;
●	we negotiated equitable rental arrangements with most of our retail and restaurant landlords, believing that the payment of rents for both the closure and subsequent periods is inappropriate due to the impact of the COVID-19 pandemic, and are continuing those discussions with many landlords;
●	under the CARES Act, we deferred the employer portion of FICA payments and obtained employee retention credits for certain compensation paid to employees even while they were not working during the COVID-19 pandemic;
●	we suspended, cancelled or deferred certain capital expenditures, reducing our capital expenditure expectations for Fiscal 2020;
●	we drew down certain amounts on our U.S. Revolving Credit Agreement to increase our cash position and preserve financial flexibility; and
●	our Board of Directors reduced the rate of our dividend payable in Fiscal 2020.

Also, we established management committees, reporting to our Chief Executive Officer, to continue to monitor the COVID-19 pandemic and its impact and are taking the necessary measures to protect the health and safety of our employees and customers.

Lanier Apparel Exit

In the Third Quarter of Fiscal 2020, we made the decision to exit our Lanier Apparel business, which is expected to be completed during the Second Half of Fiscal 2021. This decision is to further our stated business strategy, which is to develop and market compelling lifestyle brands, and takes into consideration the increased near-term challenges faced by the Lanier Apparel business as a result of the COVID-19 pandemic.

In connection with the planned exit of our Lanier Apparel business, we recorded pre-tax charges of $10 million in the Lanier Apparel operating group during the Third Quarter of Fiscal 2020. These charges consist of (1) $6 million of inventory markdowns, the substantial majority of which reversed in Corporate and Other as part of LIFO accounting, (2) $2 million of operating lease asset impairment charges for leased space that we intend to vacate prior to the end of the lease term, (3) $1 million of employee charges, including severance and employee retention costs, (4) $1 million of non-cash fixed asset impairment charges, primarily related to leasehold improvements, and (5) $1 million of charges related to our Merida manufacturing facility, which ceased operations in the Third Quarter of Fiscal 2020.

In addition to these charges incurred in the Third Quarter of Fiscal 2020, we currently expect to incur incremental Lanier Apparel exit charges totaling approximately $5 million through the Second Half of Fiscal 2021, which consists of additional employee charges for employees retained during the exit and the acceleration of certain post-exit contractual commitments.

For additional information about our business and each of our operating groups, see Part I, Item 1. Business included in our Fiscal 2019 Form 10-K. Important factors relating to certain risks which could impact our business, including those resulting from the COVID-19 pandemic, are described in Part II, Item 1A. Risk Factors of this report and Part I. Item 1A. Risk Factors of our Fiscal 2019 Form 10-K.

Key Operating Results:

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Nine Months of Fiscal 2020 compared to the First Nine Months of Fiscal 2019

	First Nine Months
	Fiscal 2020	Fiscal 2019
Net sales	$527,466	$825,194
Operating (loss) income	$(107,224)	$72,595
Net (loss) earnings	$(83,475)	$53,161
Net (loss) earnings per diluted share	$(5.04)	$3.15
Weighted average shares outstanding -- diluted	16,576	16,896

The net loss per share in the First Nine Months of Fiscal 2020 compared to positive net earnings per share in the First Nine Months of Fiscal 2019 was primarily due to (1) the impact of COVID-19 on the operating results of each of our operating groups, (2) the $60 million Southern Tide impairment charge recognized in the First Quarter of Fiscal 2020, (3) the non-deductibility of certain goodwill impairment charges resulting in a lower effective tax rate on our loss in the First Nine Months of Fiscal 2020 than the effective tax rate on our income in the First Nine Months of Fiscal 2019, and (4) $10 million of charges related to the Lanier Apparel exit. These items were partially offset by the improved operating results in Corporate and Other, which were primarily due to the favorable impact of LIFO accounting primarily resulting from the reversal of inventory markdowns recognized in the operating groups.

STORE COUNT

The table below provides store count information for Tommy Bahama, Lilly Pulitzer and Southern Tide as of the dates specified. The table includes our permanent stores and excludes any pop-up or temporary store locations which have an initial lease term of less than 12 months. Due to the impact of the COVID-19 pandemic, all our stores and restaurants were closed beginning in March 2020. We began reopening our stores and restaurants starting on May 3, 2020 in a phased approach in accordance with local government guidelines and with additional safety protocols implemented. Certain retail stores and restaurants in some jurisdictions, including Hawaii and California, were required to close again for certain periods in the Third Quarter of Fiscal 2020 after local jurisdictions reinstated some previous closure requirements. Substantially all locations are experiencing reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations very differently.

	October 31,	February 1,	November 2,	February 2,
	2020	2020	2019	2019
Tommy Bahama retail stores	106	111	111	113
Tommy Bahama retail-restaurant locations	19	16	17	17
Tommy Bahama outlets	35	35	37	37
Total Tommy Bahama locations	160	162	165	167
Lilly Pulitzer retail stores	59	61	63	62
Southern Tide retail stores	3	1	—	—
Total Oxford locations	222	224	228	229

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2020 COMPARED TO THIRD QUARTER OF FISCAL 2019

The discussion and tables below compare our statements of operations for the Third Quarter of Fiscal 2020 to the Third Quarter of Fiscal 2019. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year:

	Third Quarter
	Fiscal 2020		Fiscal 2019		$ Change	% Change

Net sales	$175,135	100.0%	$241,221	100.0%	$(66,086)	(27.4)%
Cost of goods sold	78,866	45.0%	108,241	44.9%	(29,375)	(27.1)%
Gross profit	$96,269	55.0%	$132,980	55.1%	$(36,711)	(27.6)%
SG&A	113,537	64.8%	134,231	55.6%	(20,694)	(15.4)%
Royalties and other operating income	3,550	2.0%	3,845	1.6%	(295)	(7.7)%
Operating (loss) income	$(13,718)	(7.8)%	$2,594	1.1%	$(16,312)	NM %
Interest expense, net	339	0.2%	81	0.0%	258	318.5%
(Loss) earnings before income taxes	$(14,057)	(8.0)%	$2,513	1.0%	$(16,570)	NM %
Income tax (benefit) provision	(3,453)	(2.0)%	845	0.4%	(4,298)	NM %
Net (loss) earnings	$(10,604)	(6.1)%	$1,668	0.7%	$(12,272)	NM %

Net Sales

	Third Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$94,905	$127,023	$(32,118)	(25.3)%
Lilly Pulitzer	53,714	71,659	(17,945)	(25.0)%
Lanier Apparel	10,810	28,758	(17,948)	(62.4)%
Southern Tide	10,023	9,102	921	10.1%
Corporate and Other	5,683	4,679	1,004	21.5%
Consolidated net sales	$175,135	$241,221	$(66,086)	(27.4)%

Consolidated net sales decreased $66 million, or 27%, in the Third Quarter of Fiscal 2020, primarily due to the impact of the COVID-19 pandemic, which has had a negative impact on our retail, wholesale and restaurant operations, impacted by, among other things, reduced traffic after locations reopened and the temporary closures at some locations, while our e-commerce business has generated very strong growth. The decrease in net sales included decreases in (1) full-price retail sales of $32 million, or 45%, (2) wholesale sales of $28 million, or 37%, (3) restaurant sales of $5 million, or 30%, and (4) outlet sales of $4 million, or 33%. These decreases were partially offset by increased e-commerce sales of $4 million, or 6%, including a 51% increase in full-price e-commerce sales and a 41% decrease in e-commerce flash clearance sales. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Third Quarter
	Fiscal 2020	Fiscal 2019
Retail	27%	35%
E-commerce	38%	26%
Restaurant	7%	7%
Wholesale	28%	32%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales decreased $32 million, or 25%, in the Third Quarter of Fiscal 2020. The decrease in net sales in Tommy Bahama included decreases in (1) full-price retail sales of $19 million, or 42%, primarily due to the impact of COVID-19 on retail store operations as well as reduced store count, (2) wholesale sales of $10 million, or

32%, primarily due to lower full-price sales, (3) restaurant sales of $5 million, or 30%, and (4) outlet store sales of $5 million, or 35%. These decreases were partially offset by increased e-commerce sales of $7 million, or 38%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Third Quarter
	Fiscal 2020	Fiscal 2019
Retail	37%	46%
E-commerce	27%	14%
Restaurant	13%	14%
Wholesale	23%	26%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales decreased $18 million, or 25%, in the Third Quarter of Fiscal 2020. The decrease in net sales in Lilly Pulitzer included decreases in (1) retail sales of $13 million, or 52%, primarily due to the impact of COVID-19 on retail store operations as well as reduced store count, (2) e-commerce flash clearance sales of $12 million, or 41%, as a portion of Lilly Pulitzer’s semiannual e-commerce flash clearance sale, which has historically taken place entirely in the third quarter, was held in the Second Quarter of Fiscal 2020, and (3) wholesale sales of $1 million, or 10%, due to lower full-price sales partially offset by higher off-price sales. These decreases were partially offset by increased full-price e-commerce sales of $8 million, or 93%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Third Quarter
	Fiscal 2020	Fiscal 2019
Retail	22%	35%
E-commerce	66%	55%
Wholesale	12%	10%
Total	100%	100%

Lanier Apparel:

Lanier Apparel net sales decreased $18 million, or 62% in the Third Quarter of Fiscal 2020 resulting from decreases in most of the replenishment, seasonal and other programs for the branded and private label businesses, including a large pants program for a warehouse club that did not repeat in Fiscal 2020.

Southern Tide:

Southern Tide net sales increased $1 million, or 10%, in the Third Quarter of Fiscal 2020 due to a $1 million, or 36%, increase in e-commerce sales and increased retail store sales resulting from the opening of three Southern Tide retail stores since the Fourth Quarter of Fiscal 2019. Wholesale sales were generally comparable as decreased full-price sales were offset by increased off-price sales as Southern Tide sold a significant amount of prior season inventory in the Third Quarter of Fiscal 2020. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	Third Quarter
	Fiscal 2020	Fiscal 2019
Retail	4%	—%
E-commerce	24%	19%
Wholesale	72%	81%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales increased $1 million, or 22%, in the Third Quarter of Fiscal 2020 primarily due to increased net sales in TBBC.

Gross Profit

The tables below present gross profit by operating group and in total for the Third Quarter of Fiscal 2020 and the Third Quarter of Fiscal 2019, as well as the change between those two periods and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Third Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$56,444	$76,467	$(20,023)	(26.2)%
Lilly Pulitzer	32,830	40,954	(8,124)	(19.8)%
Lanier Apparel	(4,978)	8,210	(13,188)	NM %
Southern Tide	3,420	4,395	(975)	(22.2)%
Corporate and Other	8,553	2,954	5,599	NM %
Consolidated gross profit	$96,269	$132,980	$(36,711)	(27.6)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(5,645)	$(35)
Lanier Apparel exit charges in cost of goods sold	$6,415	$—

	Third Quarter
	Fiscal 2020	Fiscal 2019
Tommy Bahama	59.5%	60.2%
Lilly Pulitzer	61.1%	57.2%
Lanier Apparel	(46.0)%	28.5%
Southern Tide	34.1%	48.3%
Corporate and Other	NM %	NM %
Consolidated gross margin	55.0%	55.1%

The decrease in consolidated gross profit in the Third Quarter of Fiscal 2020 was primarily due to the lower net sales as well as lower gross margin. The lower consolidated gross margin reflects lower gross margin in each operating group except for Lilly Pulitzer, as discussed below. During the Third Quarter of Fiscal 2020, we recognized the negative impact of $7 million of inventory markdowns, which were partially offset by a $6 million LIFO accounting credit. In the Third Quarter of Fiscal 2019, we recognized $1 million of inventory markdowns and a minimal impact from LIFO accounting.

Tommy Bahama:

The decrease in gross margin for Tommy Bahama was due to lower gross margin in both the direct to consumer and wholesale channels of distribution. The lower gross margin in the direct to consumer channel was primarily due to (1) a greater proportion of promotional sales in the Third Quarter of Fiscal 2020 as certain end of season sales and promotions historically held in the second quarter were moved to the third quarter in Fiscal 2020 and (2) a change in sales mix as e-commerce sales represented a greater proportion of direct to consumer sales in the Third Quarter of Fiscal 2020. The lower gross margin in the wholesale channel of distribution was primarily due to a change in sales mix as a greater proportion of wholesale sales were off-price sales.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily due to (1) a change in sales mix with full-price direct to consumer sales representing a larger proportion of net sales as the e-commerce flash clearance sale was smaller in the Third Quarter of Fiscal 2020 as a portion of the e-commerce flash clearance sale occurred in the Second Quarter of Fiscal 2020, (2) higher gross margins in the full-price, direct to consumer channel of distribution, reflecting higher initial margins and the impact of no in-store clearance sale in the Third Quarter of Fiscal 2020 due to concerns about attracting large crowds in our stores during the COVID-19 pandemic, and (3) higher gross margins in the e-commerce flash clearance sale in the Third Quarter of Fiscal 2020.

Lanier Apparel:

The negative gross margin for Lanier Apparel was primarily due to (1) $6 million of Lanier Apparel exit charges in cost of goods sold, including inventory markdowns and charges related to our Merida manufacturing facility, as discussed in Note 9 in the unaudited condensed consolidated financial statements included in this report, and (2) lower gross margin on various programs due to the challenging tailored clothing market.

Southern Tide:

The decrease in gross margin for Southern Tide was primarily due to (1) increased inventory markdowns and lower profitability on off-price sales, (2) more significant discounts and allowances in all channels of distribution, and (3) a change in sales mix as off-price wholesale sales represented a larger proportion of sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the gross profit of TBBC, Duck Head and the Lyons, Georgia distribution center as well as the impact of LIFO accounting adjustments. The primary drivers for the higher gross profit were (1) the $6 million net favorable impact of LIFO accounting with a LIFO accounting credit in the Third Quarter of Fiscal 2020 and a minimal LIFO accounting impact in the Third Quarter of Fiscal 2019 and (2) the gross profit resulting from higher net sales. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period is ultimately sold or (2) a credit in Corporate and Other when inventory has been marked down to the estimated net realizable value in an operating group in the current period, but has not been sold as of period end.

SG&A

	Third Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
SG&A	$113,537	$134,231	$(20,694)	(15.4)%
SG&A (as a % of net sales)	64.8%	55.6%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$68	$80
Lanier Apparel exit charges in SG&A	$3,701	$—
Amortization of Southern Tide intangible assets	$72	$73

The lower SG&A in the Third Quarter of Fiscal 2020 was primarily due to (1) decreased employment costs of $16 million primarily due to reductions in our employment costs in response to COVID-19, including layoffs, reduced hours in direct to consumer operations or pay reductions, reductions in incentive compensation amounts, suspension of the company match for our 401(k) plan and employee credits related to employee retention partially offset by certain severance amounts, (2) a $3 million reduction in occupancy expenses primarily resulting from the impact of fewer Tommy Bahama and Lilly Pulitzer bricks and mortar locations, certain negotiated rent reductions and lower costs for utilities, maintenance and related expenses, (3) a $2 million decrease in certain variable expenses including selling, shipping, royalties and commission costs, (4) a $2 million decrease in travel expenses, (5) a $1 million reduction in advertising expenses, and (6) decreases in other expenses including administrative and general expenses. These decreases were partially offset by $4 million of Lanier Apparel exit charges in SG&A, as discussed in Note 9 in the unaudited condensed consolidated financial statements included in this report.

Royalties and other operating income

	Third Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Royalties and other operating income	$3,550	$3,845	$(295)	(7.7)%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The decreased royalties and other income in the Third Quarter of Fiscal 2020 was due to reduced royalty income in Lilly Pulitzer partially offset by increased royalty income in Tommy Bahama.

Operating income (loss)

	Third Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$(7,212)	$(7,739)	$527	6.8%
Lilly Pulitzer	5,266	10,988	(5,722)	(52.1)%
Lanier Apparel	(12,500)	1,971	(14,471)	NM	%
Southern Tide	(464)	526	(990)	NM	%
Corporate and Other	1,192	(3,152)	4,344	NM	%
Consolidated Operating (Loss) Income	$(13,718)	$2,594	$(16,312)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(5,645)	$(35)
Lanier Apparel exit charges in cost of goods sold	$6,415	$—
Amortization of Lilly Pulitzer Signature Store intangible assets	$68	$80
Lanier Apparel exit charges in SG&A	$3,701	$—
Amortization of Southern Tide intangible assets	$72	$73

The lower operating results in the Third Quarter of Fiscal 2020 were primarily due to the $10 million of Lanier Apparel exit charges, as discussed in Note 9 in the unaudited condensed consolidated financial statements included in this report, and the impact of COVID-19 on each operating group. These items were partially offset by improved operating results in Corporate and Other, which was primarily due to the favorable impact of LIFO accounting as the substantial majority of inventory markdowns are reversed in Corporate and Other as part of LIFO accounting. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Third Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$94,905	$127,023	$(32,118)	(25.3)%
Gross profit	$56,444	$76,467	$(20,023)	(26.2)%
Gross margin	59.5%	60.2%
Operating (loss) income	$(7,212)	$(7,739)	$527	6.8%
Operating (loss) income as % of net sales	(7.6)%	(6.1)%

The improved operating results for Tommy Bahama in the Third Quarter of Fiscal 2020 were primarily due to a lower SG&A which offset the lower gross profit resulting from lower sales and lower gross margin. The lower SG&A was primarily due to (1) $14 million of lower employment costs, (2) $2 million of lower occupancy costs, primarily resulting from the operation of fewer bricks and mortar locations, certain negotiated rent reductions and lower costs for utilities, maintenance and related expenses, (3) a $2 million decrease in travel, general and administrative expenses, (4) a

$1 million decrease in advertising expense, and (5) a $1 million decrease in variable selling expenses and credit card transaction fees.

Lilly Pulitzer:

	Third Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$53,714	$71,659	$(17,945)	(25.0)%
Gross profit	$32,830	$40,954	$(8,124)	(19.8)%
Gross margin	61.1%	57.2%
Operating income	$5,266	$10,988	$(5,722)	(52.1)%
Operating income as % of net sales	9.8%	15.3%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$68	$80

The lower operating income for Lilly Pulitzer in the Third Quarter of Fiscal 2020 was primarily due to lower sales partially offset by lower SG&A and higher gross margin. The lower SG&A was primarily due to (1) $2 million of lower employment costs, (2) $1 million of lower occupancy costs, primarily resulting from the operation of fewer bricks and mortar locations, certain negotiated rent reductions and lower costs for utilities, maintenance and related expenses and (3) reductions in other amounts, including travel, general and administrative expenses. These decreases in SG&A were partially offset by $1 million of higher marketing expense.

Lanier Apparel:

	Third Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$10,810	$28,758	$(17,948)	(62.4)%
Gross profit	$(4,978)	$8,210	$(13,188)	NM	%
Gross margin	(46.0)%	28.5%
Operating (loss) income	$(12,500)	$1,971	$(14,471)	NM	%
Operating (loss) income as % of net sales	(115.6)%	6.9%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$6,415	$—
Lanier Apparel exit charges in SG&A	$3,701	$—

In the Third Quarter of Fiscal 2020, we made the decision to exit our Lanier Apparel business, which is expected to be completed during the Second Half of Fiscal 2021. The lower operating results for Lanier Apparel in the Third Quarter of Fiscal 2020 were due to $10 million of Lanier Apparel exit charges, lower sales and lower gross margin. The Lanier Apparel exit charges primarily consist of inventory markdowns and charges related to our Merida manufacturing facility, which are included in cost of goods sold, as well as operating lease asset impairment charges, employee charges, and fixed asset impairment charges, which are included in SG&A. The Lanier Apparel exit charges are discussed in Note 9 in the unaudited condensed consolidated financial statements included in this report. The Lanier Apparel exit charges in SG&A generally offset reductions in SG&A for variable expenses, employment costs and other operating expenses.

Southern Tide:

	Third Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$10,023	$9,102	$921	10.1%
Gross profit	$3,420	$4,395	$(975)	(22.2)%
Gross margin	34.1%	48.3%
Operating (loss) income	$(464)	$526	$(990)	NM %
Operating (loss) income as % of net sales	(4.6)%	5.8%
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$72	$73

The lower operating results for Southern Tide in the Third Quarter of Fiscal 2020 were primarily due to lower gross margin which offset the impact of higher sales with comparable SG&A. Lower SG&A for employment costs, advertising and other operating expenses were generally offset by the increased SG&A associated with the Southern Tide retail store operations.

Corporate and Other:

	Third Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$5,683	$4,679	$1,004	21.5%
Gross profit	$8,553	$2,954	$5,599	NM	%
Operating income (loss)	$1,192	$(3,152)	$4,344	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(5,645)	$(35)

The improved operating results for Corporate and Other were primarily due to the $6 million favorable impact of LIFO accounting, as well as higher net sales, partially offset by increased SG&A expenses in Corporate and Other.

Interest expense, net

	Third Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Interest expense, net	$339	$81	$258	318.5%

The increased interest expense in the Third Quarter of Fiscal 2020 was primarily due to higher levels of debt outstanding partially offset by interest income earned on cash invested in money market accounts in the Third Quarter of Fiscal 2020.

Income tax (benefit) provision

	Third Quarter
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Income tax (benefit) provision	$(3,453)	$845	$(4,298)	NM	%
Effective tax rate	24.6%	33.6%

Income taxes were a tax benefit in the Third Quarter of Fiscal 2020 resulting from an operating loss and the impact of certain items as noted below, as compared to a tax expense in the Third Quarter of Fiscal 2019 resulting from operating income. Due to the amount of loss and earnings in the Third Quarter of Fiscal 2020 and the Third Quarter of Fiscal 2019, respectively, discrete items, the results of our foreign operations or other items that impact our income taxes resulted in a more significant impact on the effective tax rate as compared to other periods.

The income tax benefit in the Third Quarter of Fiscal 2020 reflects the benefit of the operating losses including the favorable impact of the CARES Act, which provides for the carry back of our Fiscal 2020 net operating losses to pre-

U.S. Tax Reform tax years, which had a federal income tax rate of 35%. In the Third Quarter of Fiscal 2020, this benefit was offset by the impact of changes in estimated book to tax timing differences which may reduce the amount of expenses deductible for income tax return purposes in Fiscal 2020.

Net earnings

	Third Quarter
	Fiscal 2020	Fiscal 2019
Net sales	$175,135	$241,221
Operating (loss) income	$(13,718)	$2,594
Net (loss) earnings	$(10,604)	$1,668
Net (loss) earnings per diluted share	$(0.64)	$0.10
Weighted average shares outstanding -- diluted	16,568	16,934

The net loss per share in the Third Quarter of Fiscal 2020 compared to positive net earnings per share in the Third Quarter of Fiscal 2020 was primarily due to the $10 million of Lanier Apparel exit charges and the impact of COVID-19 on the operating results of each of our operating groups. These items were partially offset by the improved operating results in Corporate and Other, which were primarily due to the favorable impact of LIFO accounting primarily resulting from the reversal of inventory markdowns recognized in the operating groups.

FIRST NINE MONTHS OF FISCAL 2020 COMPARED TO FIRST NINE MONTHS OF FISCAL 2019

The discussion and tables below compare our statements of operations for the First Nine Months of Fiscal 2020 to the First Nine Months of Fiscal 2019. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year:

	First Nine Months
	Fiscal 2020		Fiscal 2019		$ Change	% Change
Net sales	$527,466	100.0%	$825,194	100.0%	$(297,728)	(36.1)%
Cost of goods sold	232,386	44.1%	346,620	42.0%	(114,234)	(33.0)%
Gross profit	$295,080	55.9%	$478,574	58.0%	$(183,494)	(38.3)%
SG&A	352,201	66.8%	417,448	50.6%	(65,247)	(15.6)%
Impairment of goodwill and intangible assets	60,452	11.5%	—	—%	60,452	100.0%
Royalties and other operating income	10,349	2.0%	11,469	1.4%	(1,120)	(9.8)%
Operating (loss) income	$(107,224)	(20.3)%	$72,595	8.8%	$(179,819)	NM %
Interest expense, net	1,673	0.3%	1,171	0.1%	502	42.9%
(Loss) earnings before income taxes	$(108,897)	(20.6)%	$71,424	8.7%	$(180,321)	NM %
Income tax (benefit) provision	(25,422)	(4.8)%	18,263	2.2%	(43,685)	NM %
Net (loss) earnings	$(83,475)	(15.8)%	$53,161	6.4%	$(136,636)	NM %

Net Sales

	First Nine Months
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$277,143	$480,623	$(203,480)	(42.3)%
Lilly Pulitzer	176,723	219,809	(43,086)	(19.6)%

Lanier Apparel	29,985	75,378	(45,393)	(60.2)%
Southern Tide	27,136	35,704	(8,568)	(24.0)%
Corporate and Other	16,479	13,680	2,799	20.5%
Consolidated net sales	$527,466	$825,194	$(297,728)	(36.1)%

Consolidated net sales decreased $298 million, or 36%, in the First Nine Months of Fiscal 2020 primarily due to the impact of the COVID-19 pandemic, which has had a negative impact on our retail, wholesale and restaurant operations, impacted by, among other things, reduced traffic after locations reopen and temporary closures, while our e-commerce business has generated very strong growth. The decreases in net sales included decreases in (1) full-price retail sales of $169 million, or 60%, (2) wholesale sales of $124 million, or 48%, (3) restaurant sales of $29 million, or 47%, and (4) outlet sales of $21 million, or 49%. These decreases were partially offset by increased e-commerce sales of $46 million, or 25%, primarily due to more demand as consumers shifted to online shopping as well as increased online marketing and promotional events to further engage consumers. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Nine Months
	Fiscal 2020	Fiscal 2019
Retail	26%	39%
E-commerce	43%	22%
Restaurant	6%	8%
Wholesale	25%	31%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales decreased $203 million, or 42%, in the First Nine Months of Fiscal 2020. The decrease in net sales in Tommy Bahama included decreases in (1) full-price retail sales of $109 million, or 58%, primarily due to the impact of COVID-19 on retail store operations as well as reduced store count, (2) wholesale sales of $52 million, or 52%, including a decrease in full-price and off-price sales, (3) restaurant sales of $29 million, or 47%, and (4) outlet store sales of $22 million, or 50%. These decreases were partially offset by increased e-commerce sales of $9 million, or 10%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Nine Months
	Fiscal 2020	Fiscal 2019
Retail	36%	48%
E-commerce	34%	18%
Restaurant	12%	13%
Wholesale	18%	21%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales decreased $43 million, or 20%, in the First Nine Months of Fiscal 2020. The decrease in net sales in Lilly Pulitzer included decreases in (1) retail sales of $60 million, or 64%, primarily due to the impact of COVID-19 on retail store operations as well as reduced store count and (2) wholesale sales of $16 million, or 34%, primarily due to lower full-price sales. These decreases were partially offset by increased e-commerce sales of $33 million, or 42%, including a 63% increase in full-price e-commerce sales and a 7% increase in e-commerce flash sales to

$32 million. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Nine Months
	Fiscal 2020	Fiscal 2019
Retail	19%	43%
E-commerce	64%	36%
Wholesale	17%	21%
Total	100%	100%

Lanier Apparel:

Lanier Apparel net sales decreased $45 million, or 60% in the First Nine Months of Fiscal 2020 resulting from decreases in most of the replenishment, seasonal and other programs for the branded and private label businesses, including a large pants program for a warehouse club that did not repeat in Fiscal 2020. These decreases were partially offset by $3 million of sales of COVID-19 related personal protective equipment such as masks and gowns.

Southern Tide:

Southern Tide net sales decreased $9 million, or 24%, in the First Nine Months of Fiscal 2020 due to an $11 million, or 38%, decrease in wholesale sales partially offset by a $2 million, or 24%, increase in e-commerce sales and a $1 million increase in retail store sales resulting from the opening of three Southern Tide retail stores since the Fourth Quarter of Fiscal. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Nine Months
	Fiscal 2020	Fiscal 2019
Retail	3%	—%
E-commerce	29%	18%
Wholesale	68%	82%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales increased $3 million, or 21%, in the First Nine Months of Fiscal 2020 primarily due to increased net sales in TBBC.

Gross Profit

The tables below present gross profit by operating group and in total for the First Nine Months of Fiscal 2020 and the First Nine Months of Fiscal 2019, as well as the change between those two periods and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Nine Months
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$161,711	$294,500	$(132,789)	(45.1)%
Lilly Pulitzer	108,582	138,252	(29,670)	(21.5)%
Lanier Apparel	(583)	21,226	(21,809)	NM %
Southern Tide	7,934	17,688	(9,754)	(55.1)%
Corporate and Other	17,436	6,908	10,528	NM %
Consolidated gross profit	$295,080	$478,574	$(183,494)	(38.3)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(9,287)	$810
Lanier Apparel exit charges in cost of goods sold	$6,415	$—

	First Nine Months
	Fiscal 2020	Fiscal 2019
Tommy Bahama	58.3%	61.3%
Lilly Pulitzer	61.4%	62.9%
Lanier Apparel	(1.9)%	28.2%
Southern Tide	29.2%	49.5%
Corporate and Other	NM %	NM %
Consolidated gross margin	55.9%	58.0%

The decrease in consolidated gross profit in the First Nine Months of Fiscal 2020 was due to the lower net sales and lower gross margin. The lower consolidated gross margin reflects lower gross margin in each operating group as discussed below. During the First Nine Months of Fiscal 2020, we recognized the negative impact of $14 million of inventory markdowns which were partially offset by a $9 million LIFO accounting credit. In the First Nine Months of Fiscal 2019, we recognized $2 million of inventory markdowns and a $1 million LIFO accounting charge.

Tommy Bahama:

The decrease in gross margin for Tommy Bahama was primarily driven by (1) lower gross margin in the full-price direct to consumer channel primarily due to a change in sales mix as a greater proportion of sales were related to promotion events, (2) lower gross margin in the wholesale channel resulting from a change in sales mix as a greater proportion of wholesale sales were off-price wholesale sales as well as increased inventory markdowns, and (3) certain fixed asset and operating lease asset impairment charges related to the restructuring of our Tommy Bahama sourcing operations.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer was primarily due to (1) increased promotions and discounting in each channel of distribution, particularly during the First Half of Fiscal 2020, and (2) increased inventory markdowns. These unfavorable items were partially offset by higher initial margins in the First Nine Months of Fiscal 2020.

Lanier Apparel:

The negative gross margin for Lanier Apparel was primarily due to (1) the $6 million of Lanier Apparel exit charges in cost of goods sold, including inventory markdowns and charges related to our Merida manufacturing facility, as discussed in Note 9 in the unaudited condensed consolidated financial statements included in this report, (2) an increase in inventory markdowns in the First Half of Fiscal 2020, and (3) lower gross margin on various programs due to the challenging tailored clothing market. Each of these items had a more significant gross margin impact on the lower sales volume of the First Nine Months of Fiscal 2020.

Southern Tide:

The decrease in gross margin for Southern Tide was primarily due to (1) increased inventory markdowns and lower profitability on off-price sales related to excess inventory and (2) more significant discounts and allowances in all channels of distribution. These items were partially offset by a change in sales mix with direct to consumer sales representing a larger proportion of net sales in the First Nine Months of Fiscal 2020.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the gross profit of TBBC, Duck Head and the Lyons, Georgia distribution center as well as the impact of LIFO accounting adjustments. The primary drivers for the higher gross profit were (1) the $10 million net favorable impact of LIFO accounting with a LIFO accounting credit in the First Nine Months of Fiscal 2020 and a LIFO accounting charge in the First Nine Months of Fiscal 2019 and (2) the gross profit resulting from the higher net sales. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period is ultimately sold or (2) a credit in Corporate and Other when inventory has been marked down to the estimated net realizable value in an operating group in the current period, but has not been sold as of period end.

SG&A

	First Nine Months
	Fiscal 2020	Fiscal 2019	$ Change	% Change
SG&A	$352,201	$417,448	$(65,247)	(15.6)%
SG&A (as a % of net sales)	66.8%	50.6%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$204	$240
Amortization of Southern Tide intangible assets	$216	$218
Lanier Apparel exit charges in SG&A	$3,701	$—
Tommy Bahama Japan charges	$—	$590

The lower SG&A in the First Nine Months of Fiscal 2020 was primarily due to (1) decreased employment costs of $50 million primarily due to reductions in our employment cost in response to COVID-19, including the temporary furlough of substantially all retail and restaurant employees while direct to consumer operations were closed, layoffs, reduced hours or pay reductions for certain employees, reductions in incentive compensation amounts, suspension of the company match for our 401(k) plan and employee retention credits, partially offset by certain severance amounts, (2) a $9 million reduction in certain variable expenses including credit card transaction fees, shipping costs, commissions, supplies and other variable expenses, (3) a $9 million reduction in occupancy expenses primarily resulting from fewer Tommy Bahama and Lilly Pulitzer bricks and mortar locations, certain negotiated rent reductions and lower costs for utilities, maintenance and related expenses, (4) a $4 million decrease in travel expenses, (5) a $2 million reduction in advertising expenses, and (6) a $1 million decrease in Tommy Bahama Japan charges, which related to charges associated with the restructure and exit of our Tommy Bahama Japan operations, with no such charges in the First Nine Months of Fiscal 2020. These decreases were partially offset by (1) $6 million of increased estimated provisions for credit losses and other charges related to bankruptcies and credit exposure with respect to multiple customers, (2) Lanier Apparel exit charges in SG&A of $4 million consisting of operating lease asset impairment charges, employee charges, and fixed asset impairment charges, as discussed in Note 9 in the unaudited condensed consolidated financial statements included in this report, and (3) a $3 million increase in depreciation expense including impairment charges for certain retail locations.

Impairment of goodwill and intangible assets

In the First Nine Months of Fiscal 2020, impairment charges for goodwill and intangible assets totaling $60 million were recognized in Southern Tide. The impairment charges for Southern Tide primarily reflect the impact of COVID-19 on the operations, plans and strategy of the Southern Tide business. In addition, a small impairment charge was recognized in Lanier Apparel related to a trademark acquired in a prior year that was not deemed recoverable. Refer to Note 1 and Note 4 in the unaudited condensed consolidated financial statements included in this report for additional discussion regarding the impairment charges recognized in the First Nine Months of Fiscal 2020. There were no impairment charges for goodwill or intangible assets in the prior year period.

Royalties and other operating income

	First Nine Months
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Royalties and other operating income	$10,349	$11,469	$(1,120)	(9.8)%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The decreased royalties and other income in the First Nine Months of Fiscal 2020 was due to lower royalty income in both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	First Nine Months
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$(43,286)	$30,671	$(73,957)	NM	%
Lilly Pulitzer	25,676	46,689	(21,013)	(45.0)%
Lanier Apparel	(21,271)	3,738	(25,009)	NM	%
Southern Tide	(64,809)	4,877	(69,686)	NM	%
Corporate and Other	(3,534)	(13,380)	9,846	NM	%
Consolidated Operating (Loss) Income	$(107,224)	$72,595	$(179,819)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(9,287)	$810
Lanier Apparel exit charges in cost of goods sold	$6,415	$—
Amortization of Lilly Pulitzer Signature Store intangible assets	$204	$240
Lanier Apparel exit charges in SG&A	$3,701	$—
Lanier Apparel intangible asset impairment charge	$207	$—
Amortization of Southern Tide intangible assets	$216	$218
Southern Tide goodwill and intangible asset impairment charge	$60,245	$—
Tommy Bahama Japan charges	$—	$590

The lower operating results in the First Nine Months of Fiscal 2020 were primarily due to (1) the impact of COVID-19 on each operating group, (2) the $60 million Southern Tide impairment charge recognized in the First Quarter of Fiscal 2020 and (3) the $10 million of Lanier Apparel exit charges incurred in the Third Quarter of Fiscal 2020. These items were partially offset by improved operating results in Corporate and Other, which was primarily due to the favorable impact of LIFO accounting due to the reversal of inventory markdowns recognized in the operating groups. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Nine Months
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$277,143	$480,623	$(203,480)	(42.3)%
Gross profit	$161,711	$294,500	$(132,789)	(45.1)%
Gross margin	58.3%	61.3%
Operating (loss) income	$(43,286)	$30,671	$(73,957)	NM %
Operating (loss) income as % of net sales	(15.6)%	6.4%
Notable items included in amounts above:
Tommy Bahama Japan charges	$—	$590

The lower operating results for Tommy Bahama in the First Nine Months of Fiscal 2020 were primarily due to lower sales and lower gross margin partially offset by lower SG&A. The lower SG&A was primarily due to (1) $40 million of lower employment costs, (2) $7 million of lower occupancy costs, primarily resulting from the operation of fewer bricks and mortar locations, certain negotiated rent reductions and lower costs for utilities, maintenance and related expenses, (3) $7 million of lower variable costs such as credit card transaction fees, commissions, shipping fees and supplies, (4) a $3 million decrease in advertising expense, (5) a $2 million decrease in travel expense, (6) a $1 million decrease in Tommy Bahama Japan charges, which related to charges associated with the restructure and exit of our Tommy Bahama Japan operations, with no such charges in the First Nine Months of Fiscal 2020, and (7) decreases in other general and administrative expenses. These decreases were partially offset by a $3 million increase in depreciation expense including impairment charges for certain direct to consumer locations and increased provisions for credit losses.

Lilly Pulitzer:

	First Nine Months
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$176,723	$219,809	$(43,086)	(19.6)%
Gross profit	$108,582	$138,252	$(29,670)	(21.5)%
Gross margin	61.4%	62.9%
Operating income	$25,676	$46,689	$(21,013)	(45.0)%
Operating income as % of net sales	14.5%	21.2%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$204	$240

The lower operating income for Lilly Pulitzer in the First Nine Months of Fiscal 2020 was primarily due to lower sales and lower gross margin partially offset by lower SG&A. The lower SG&A was primarily due to (1) $8 million of lower employment costs, (2) $2 million of lower occupancy costs, primarily resulting from the operation of fewer bricks and mortar locations, certain negotiated rent reductions and lower costs for utilities, maintenance and related expenses, (3) a $1 million decrease in travel expenses, and (4) reductions in other general and administrative expenses. These decreases in SG&A were partially offset by (1) $2 million of higher marketing expense and (2) increases in other expenses including provisions for credit losses.

Lanier Apparel:

	First Nine Months
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$29,985	$75,378	$(45,393)	(60.2)%
Gross profit	$(583)	$21,226	$(21,809)	NM	%
Gross margin	(1.9)%	28.2%
Operating (loss) income	$(21,271)	$3,738	$(25,009)	NM	%
Operating (loss) income as % of net sales	(70.9)%	5.0%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$6,415	$—
Lanier Apparel exit charges in SG&A	$3,701	$—
Lanier Apparel intangible asset impairment charge	$207	$—

In the Third Quarter of Fiscal 2020, we made the decision to exit our Lanier Apparel business, which is expected to be completed during the Second Half of Fiscal 2021. The lower operating results for Lanier Apparel in the First Nine Months of Fiscal 2020 were due to lower sales, $10 million of charges related to the Lanier Apparel exit, and lower gross margin. The Lanier Apparel exit charges primarily consist of inventory markdowns and charges related to our Merida manufacturing facility, which are included in cost of goods sold, as well as operating lease asset impairment charges, employee charges, and fixed asset impairment charges, which are included in SG&A. These Lanier Apparel exit charges are discussed in Note 9 in the unaudited condensed consolidated financial statements included in this report. Absent these Lanier Apparel exit charges, SG&A was comparable as $4 million of increased estimated provisions for credit losses and other charges related to bankruptcies and credit exposure with respect to multiple Lanier Apparel customers were generally offset by reductions in variable expenses, employment costs and other operating expenses.

Southern Tide:

	First Nine Months
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$27,136	$35,704	$(8,568)	(24.0)%
Gross profit	$7,934	$17,688	$(9,754)	(55.1)%
Gross margin	29.2%	49.5%
Operating (loss) income	$(64,809)	$4,877	$(69,686)	NM %
Operating (loss) income as % of net sales	(238.8)%	13.7%
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$216	$218
Southern Tide goodwill and intangible asset impairment charge	$60,245	$—

The lower operating results for Southern Tide in the First Nine Months of Fiscal 2020 were primarily due to the $60 million impairment charge for goodwill and intangible assets in the First Quarter of Fiscal 2020 as well as lower sales and lower gross margin partially offset by lower SG&A. Lower SG&A for employment costs, advertising and other expenses were partially offset by the SG&A associated with the Southern Tide retail store operations and increased provisions for credit losses.

Corporate and Other:

	First Nine Months
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$16,479	$13,680	$2,799	20.5%
Gross profit	$17,436	$6,908	$10,528	NM	%
Operating loss	$(3,534)	$(13,380)	$9,846	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(9,287)	$810

The smaller operating loss for Corporate and Other was primarily due to the $10 million favorable impact of LIFO accounting and higher sales partially offset by lower gross margins, excluding the impact of LIFO accounting, and higher SG&A.

Interest expense, net

	First Nine Months
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Interest expense, net	$1,673	$1,171	$502	42.9%

The increased interest expense in the First Nine Months of Fiscal 2020 was primarily due to higher levels of debt outstanding partially offset by interest income earned on cash invested in money market accounts in the First Nine Months of Fiscal 2020.

Income tax (benefit) provision

	First Nine Months
	Fiscal 2020	Fiscal 2019	$ Change	% Change
Income tax (benefit) provision	$(25,422)	$18,263	$(43,685)	NM	%
Effective tax rate	23.3%	25.6%

Income taxes were a tax benefit in the First Nine Months of Fiscal 2020 resulting from an operating loss and the impact of certain discrete and other items as noted below, as compared to a tax expense in the First Nine Months of Fiscal 2019 resulting from operating income.

The income tax benefit in the First Nine Months of Fiscal 2020 reflects the benefit of the operating losses including the favorable impact of the CARES Act, which provides for the carry back of our Fiscal 2020 net operating losses to pre-U.S. Tax Reform tax years, which had a federal income tax rate of 35%. This benefit was partially offset by certain unfavorable items including (1) the non-deductibility of certain impairment charges, resulting in an estimated effective income tax benefit rate of approximately 17% on the impairment charges, (2) the estimated book to tax timing differences and certain discrete non-deductible items, which may reduce the amount of expenses deductible for income tax return purposes in Fiscal 2020 and (3) restricted stock which vested in the period with a vesting date price lower than the grant date price.

Net earnings

	First Nine Months
	Fiscal 2020	Fiscal 2019
Net sales	$527,466	$825,194
Operating (loss) income	$(107,224)	$72,595
Net (loss) earnings	$(83,475)	$53,161
Net (loss) earnings per diluted share	$(5.04)	$3.15
Weighted average shares outstanding -- diluted	16,576	16,896

The net loss per share in the First Nine Months of Fiscal 2020 compared to positive net earnings per share in the First Nine Months of Fiscal 2019 was primarily due to (1) the impact of COVID-19 on the operating results of each of our operating groups, (2) the $60 million Southern Tide impairment charge recognized in the First Quarter of Fiscal 2020, (3) the non-deductibility of certain goodwill impairment charges resulting in a lower effective tax rate on our loss in the First Nine Months of Fiscal 2020 than the effective tax rate on our income in the First Nine Months of Fiscal 2019 and (4) $10 million of charges related to the Lanier Apparel exit. These items were partially offset by the improved operating results in Corporate and Other, which was primarily due to the favorable impact of LIFO accounting resulting from the reversal of inventory markdowns recognized in the operating groups.

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

As of October 31, 2020, we had $53 million of cash and cash equivalents on hand, with $35 million of borrowings outstanding under our U.S. Revolving Credit Agreement. As of October 31, 2020, we had $287 million of unused availability under our U.S. Revolving Credit Agreement. We believe our U.S. Revolving Credit Agreement and anticipated future positive cash flow from operating activities will provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives.

Key Liquidity Measures

	October 31,	February 1,	November 2,	February 2,
($ in thousands)	2020	2020	2019	2019
Total current assets	$262,463	$288,826	$268,828	$269,788
Total current liabilities	$176,389	$177,779	$164,118	$142,209
Working capital	$86,074	$111,047	$104,710	$127,579
Working capital ratio	1.49	1.62	1.64	1.90
Debt to total capital ratio	8%	—%	—%	3%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of October 31, 2020, decreased from November 2, 2019 due to decreased receivables, prepaid expenses and inventories offset by increased cash and cash equivalents. Current liabilities as of October 31, 2020 increased from November 2, 2019 primarily due to higher current operating lease liabilities and other accrued expenses partially offset by lower accounts payable and accrued compensation.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $35 million at October 31, 2020 and $0 million at November 2, 2019, while shareholders’ equity was $419 million at October 31, 2020 and $517 million at November 2, 2019. The increase in debt since November 2, 2019 was primarily due to borrowings to maintain certain amounts of cash on our balance sheet during the COVID-19 pandemic, resulting in $53 million of cash and cash equivalents on hand as of October 31, 2020. Additionally, the change in debt reflects the impact of $69 million of cash flow from operations which was offset by cash payments of $35 million for capital expenditures and other investing activities, $19 million for dividends and $20 million for share repurchases. Shareholders’ equity decreased from November 2, 2019, primarily due to net losses, dividends paid and shares repurchased during the period. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, the ultimate impact of the COVID-19 pandemic and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of October 31, 2020 as compared to November 2, 2019.

Current Assets:

	October 31,	February 1,	November 2,	February 2,
	2020	2020	2019	2019
Cash and cash equivalents	$53,071	$52,460	$21,568	$8,327
Receivables, net	39,513	58,724	64,593	69,037
Inventories, net	148,740	152,229	154,229	160,656
Prepaid expenses and other current assets	21,139	25,413	28,438	31,768
Total current assets	$262,463	$288,826	$268,828	$269,788

Cash and cash equivalents were $53 million as of October 31, 2020 compared to $22 million as of November 2, 2019. Cash amounts maintained on an ongoing basis in our operations generally range from $5 million to $10 million at any given time if we have debt outstanding; however, due to the uncertainty associated with the COVID-19 pandemic, we borrowed a certain amount of cash during Fiscal 2020 as a precautionary measure. Any cash that is not used to repay amounts outstanding under our U.S. Revolving Credit Agreement is generally invested in money market investment accounts. The decrease in receivables, net as of October 31, 2020 was primarily due to lower trade receivables resulting from lower wholesale sales during the quarter, a higher provision for credit losses and lower credit card receivables as of November 2, 2020.

Inventories, net, which is net of a $62 million LIFO reserve in both periods, decreased as of October 31, 2020 primarily due to lower inventories in each operating group, except Tommy Bahama which had a very modest increase in inventories. The decreases in the operating groups are partially offset by increased inventory in Corporate and Other resulting from the impact of LIFO accounting which requires the reversal of certain inventory markdowns in the operating groups. Prepaid expenses and other current assets decreased as of October 31, 2020 primarily due to lower prepaid advertising, samples, royalties and other operating expenses.

Non-current Assets:

	October 31,	February 1,	November 2,	February 2,
	2020	2020	2019	2019
Property and equipment, net	$178,029	$191,517	$190,537	$192,576
Intangible assets, net	156,464	175,005	175,298	176,176
Goodwill	23,857	66,578	66,594	66,621
Operating lease assets	238,259	287,181	287,977	—
Other assets, net	42,945	24,262	23,850	22,093
Total non-current assets	$639,554	$744,543	$744,256	$457,466

Property and equipment, net as of October 31, 2020 decreased primarily due to depreciation expense, including impairment of certain property and equipment, during the 12 months ended October 31, 2020, exceeding capital expenditures during the same period. The decrease in intangible assets, net and goodwill as of October 31, 2020 was primarily due to the impairment charges in Southern Tide in the First Quarter of Fiscal 2020, as discussed in Note 1 and Note 4 in our unaudited condensed consolidated financial statements included in this report. Operating lease assets as of October 31, 2020 decreased primarily due to the recognition of amortization related to existing operating leases and the termination or reduced term of certain operating leases exceeding the increased operating lease assets associated with new or extended operating lease agreements that commenced during the last 12 months. The increase in other assets, net was primarily due to the balance as of October 31, 2020 including a $17 million income tax receivable associated with our Fiscal 2020 net operating losses expected to be applied against prior year income tax returns and a $3 million investment in an unconsolidated entity.

Liabilities:

	October 31,	February 1,	November 2,	February 2,
	2020	2020	2019	2019
Total current liabilities	$176,389	$177,779	$164,118	$142,209
Long-term debt	34,802	—	—	12,993
Non-current portion of operating lease liabilities	244,970	291,886	293,775	—
Other liabilities	18,394	18,566	17,365	75,286
Deferred income taxes	8,516	16,540	21,010	18,411
Total liabilities	$483,071	$504,771	$496,268	$248,899

Current liabilities increased as of October 31, 2020 primarily due to higher operating lease liabilities, as certain prior period rent amounts were withheld during the pendency of discussions with real property landlords, and accrued expenses and other liabilities, including higher expected direct to consumer inventory returns and other accrued expenses. These increases were partially offset by lower accounts payable, primarily due to lower inventory in transit amounts, and lower accrued compensation, primarily due to lower incentive compensation amounts. The increase in long-term debt since November 2, 2019 was primarily due to us borrowing certain amounts of cash to maintain on our balance sheet during the COVID-19 pandemic. Additionally, long-term debt reflects the net impact of operating cash flows, capital expenditures, dividends and share repurchases as discussed above.

Non-current portion of operating lease liabilities as of October 31, 2020 decreased primarily due to the payment of operating lease liabilities and reductions in liabilities related to the termination or reduced term of certain operating leases exceeding operating lease liabilities associated with new or extended operating lease agreements that commenced in the last 12 months. Deferred income taxes decreased as of October 31, 2020 primarily due to timing differences associated with amortization and impairment of intangible assets and depreciation partially offset by timing differences associated with inventories.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Nine Months of Fiscal 2020 and the First Nine Months of Fiscal 2019 (in thousands):

	First Nine Months
	Fiscal 2020	Fiscal 2019
Cash provided by operating activities	$22,677	$75,206
Cash used in investing activities	(24,916)	(26,877)
Cash provided by (used in) financing activities	2,811	(35,032)
Net change in cash and cash equivalents	$572	$13,297

Cash and cash equivalents on hand were $53 million and $22 million at October 31, 2020 and November 2, 2019, respectively. Changes in cash flows in the First Nine Months of Fiscal 2020 and the First Nine Months of Fiscal 2019 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Nine Months of Fiscal 2020 and the First Nine Months of Fiscal 2019, operating activities provided $23 million and $75 million of cash, respectively. The cash flow from operating activities for each period was primarily the result of net earnings (loss) for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, impairment and equity-based compensation, as well as the net impact of changes in deferred taxes and operating assets and liabilities. In the First Nine Months of Fiscal 2020 changes in operating assets and liabilities had a favorable impact on cash flow from operations, and the First Nine Months of Fiscal 2019, changes in operating assets and liabilities had an unfavorable impact on cash flow from operations.

In the First Nine Months of Fiscal 2020, the more significant changes in operating assets and liabilities were decreases in receivables, prepaid expenses and other current assets and inventories, which increased cash flow from operations, partially offset by an unfavorable change in other balance sheet changes, which was primarily related to the recognition of a $17 million income tax receivable associated with our Fiscal 2020 net operating losses expected to be applied against prior year income tax returns, which decreased cash flow from operations. In the First Nine Months of Fiscal 2019, the more significant changes in operating assets and liabilities, after considering the non-cash impact of certain reclassifications that resulted from the adoption of the revised lease accounting guidance, were a decrease in current liabilities, which reduced cash flow from operations, partially offset by reductions in inventories and receivables, which increased cash flow from operations.

Investing Activities:

In the First Nine Months of Fiscal 2020 and the First Nine Months of Fiscal 2019, investing activities used $25 million and $27 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditure investments in our existing brands and acquisitions of new businesses. Our capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling retail stores and restaurants; and facilities enhancements for distribution centers and offices. In addition to our capital expenditures, in the First Nine Months of Fiscal 2020, we invested $3 million for a minority interest in an unconsolidated entity, which operates a branded apparel business.

Financing Activities:

In the First Nine Months of Fiscal 2020 and the First Nine Months of Fiscal 2019, financing activities provided $3 million and used $35 million of cash, respectively. During the First Nine Months of Fiscal 2020, we increased debt in order to maintain certain cash amounts on our balance sheet during the COVID-19 pandemic, while positive cash flows from operations were generally offset by capital expenditures and other investing activities, share repurchases and dividends. In the First Nine Months of Fiscal 2019, we decreased debt and increased cash as our cash flow from operations was greater than our capital expenditures and payment of dividends.

During the First Nine Months of Fiscal 2020, we repurchased $18 million of shares of our common stock pursuant to an open market stock repurchase program, which was suspended on March 17, 2020. During the First Nine Months of Fiscal 2020 and the First Nine Months of Fiscal 2019 we paid $13 million and $19 million in dividends, respectively. Both the First Nine Months of Fiscal 2020 and the First Nine Months of Fiscal 2019 included certain amounts related to the issuance of equity pursuant to our employee stock purchase plan and the repurchase of equity awards for employee tax withholding liabilities resulting from the vesting of equity awards during the period. Both the First Nine Months of Fiscal 2020 and the First Nine Months of Fiscal 2019 included certain amounts related to the payment of contingent consideration or other deferred acquisition payment amounts, which are included in other financing activities.

We may borrow or pay down debt depending on whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay any debt on our U.S. Revolving Credit Agreement. However, due to the uncertainty related to the COVID-19 pandemic, we may concurrently hold a certain amount of cash on hand as well as a certain amount of debt under our U.S. Revolving Credit Agreement in the short term. If we have cash and cash equivalents in excess of cash required for our ongoing operations, we will generally invest the excess cash in short-term money market investments.

Liquidity and Capital Resources

As of October 31, 2020, we had $53 million of cash and cash equivalents on hand, with $35 million of borrowings outstanding under our U.S. Revolving Credit Agreement. As of October 31, 2020, we had $287 million of unused availability under our U.S. Revolving Credit Agreement. We believe our U.S. Revolving Credit Agreement and anticipated future positive cash flow from operating activities will provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives.

The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 2.0% as of October 31, 2020), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (July 2024) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of October 31, 2020, $3 million of letters of credit were outstanding under our U.S. Revolving Credit Agreement.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the Third Quarter of Fiscal 2020 and as of October 31, 2020, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of October 31, 2020, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

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

On December 8, 2020, our Board of Directors approved a cash dividend of $0.25 per share payable on January 29, 2021 to shareholders of record as of the close of business on January 15, 2021. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short term, subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of the U.S. Revolving Credit Agreement above.

Our contractual obligations as of October 31, 2020 have not changed materially from the contractual obligations outstanding at February 1, 2020, as disclosed in our Fiscal 2019 Form 10-K, other than changes in amounts outstanding under our U.S. Revolving Credit Agreement and operating lease liabilities, as discussed in Note 5 and Note 6 in the unaudited condensed consolidated financial statements included in this report.

Our anticipated capital expenditures for Fiscal 2020, including the $22 million incurred in the First Nine Months of Fiscal 2020, are expected to be approximately $30 million. Due to the uncertainty of the COVID-19 pandemic, we deferred and/or cancelled certain capital expenditures that were originally planned for Fiscal 2020. However, we continued with certain projects, including various direct to consumer location openings. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in prior years depending on the information technology initiatives, direct to consumer location openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2019 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the First Nine Months of Fiscal 2020. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2019 Form 10-K.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on the historical operating results of each of our operating groups, see the business discussion for each operating group in Part I, Item 1, Business in our Fiscal 2019 Form 10-K. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2019 are indicative of anticipated results for Fiscal 2020 or expected distribution in future years, particularly in light of the COVID-19 pandemic impact on our Fiscal 2020 operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2019 Form 10-K. There have not been any material changes in our exposure to these risks during the First Nine Months of Fiscal 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the Third Quarter of Fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. We operate in a competitive and rapidly changing business environment, and risks and uncertainties that we currently consider immaterial or are not presently known to us may adversely affect our business. In addition to the other information set forth in this report, investors should carefully consider the risk factors described in Part I. Item 1A. Risk Factors in our Fiscal 2019 Form 10-K and Part II. Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the First Quarter of Fiscal 2020, which could materially affect our business, financial condition and/or operating results, as well as the following:

If we are unable to complete an orderly and timely exit of our Lanier Apparel business, or if existing reserves are not adequate to cover our ultimate liabilities, our financial condition, cash flows and results of operations could be adversely affected.

On December 9, 2020, we announced that we are exiting the Lanier Apparel business, which is expected to be completed during the Second Half of Fiscal 2021. We took significant charges and established reserves during the Third Quarter of Fiscal 2020, and have also made estimates as to the future financial impact of an orderly exit. However, if we are unable to effectively and efficiently execute the wind down of our Lanier Apparel business, we may incur additional costs and cash outflows. In particular, the announcement could adversely impact our ongoing relationships with wholesale customers and other third parties, adversely impacting our ability to liquidate inventory and exit the operations in a timely and efficient manner. In addition, given the significant uncertainties about the retail environment during the pendency of the COVID-19 pandemic, there can be no assurance that we will complete the Lanier Apparel exit in a timely fashion in accordance with our current plans. Our announcement and subsequent actions in furtherance of the wind down may subject us to substantial risks and uncertainties that may result in a material adverse effect on our financial condition, cash flows and results of operations, including our ability to retain Lanier Apparel employees through the wind down; the potential for other losses in excess of our current expectations, including those resulting from third party relationships impacted by our decision; and the diversion of senior management’s attention from our ongoing operations while executing the exit from the Lanier Apparel business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the Third Quarter of Fiscal 2020, we did not make any unregistered sales of equity securities.
(c)	We have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in our Fiscal 2019 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Third Quarter of Fiscal 2020, no shares were repurchased pursuant to these plans.

As disclosed in our Annual Report on Form 10-K for Fiscal 2017 and subsequent annual and quarterly reports, in March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of October 31, 2020, $32 million of the authorization remains available for future repurchases of our stock. During the Third Quarter of Fiscal 2020, we did not repurchase any shares of our stock pursuant to this authorization.

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

December 10, 2020	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)