Form 10-K
period 2021-01-30
OXFORD INDUSTRIES INC
filed 2021-03-29
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of July 31, 2020, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $510,615,213. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant’s voting stock (based on Schedule 13G filings made as of or prior to July 31, 2020) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 19, 2021
Common Stock, $1 par value	16,930,735

Documents Incorporated by Reference

Portions of our proxy statement for our Annual Meeting of Shareholders to be held on June 15, 2021 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of the ongoing coronavirus (COVID-19) pandemic, including uncertainties about its scope and duration (including resurgence of COVID-19 cases), future store closures or other restrictions (including reduced hours and capacity) due to government mandates, and the effectiveness of store re-openings and reduction initiatives (including our ability to effectively renegotiate rent obligations), any or all of which may also affect many of the following risks; demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending for apparel and related products; the impact of any restructuring initiatives we may undertake in one or more of our business lines, including the process, timing, costs, uncertainties and effects of our announced exit of the Lanier Apparel business; costs of products as well as the raw materials used in those products; expected pricing levels; costs of labor; the timing of shipments requested by our wholesale customers; expected outcomes of pending or potential litigation and regulatory actions; changes in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties; the ability of business partners, including suppliers, vendors, licensees and landlords, to meet their obligations to us and/or continue our business relationship to the same degree in light of current or future financial stress, staffing shortages, liquidity challenges and/or bankruptcy filings; weather; fluctuations and volatility in global financial markets; retention of and disciplined execution by key management; the timing and cost of store and restaurant openings and remodels, technology implementations and other capital expenditures; acquisition and disposition activities, including our ability to timely recognize expected synergies from acquisitions; access to capital and/or credit markets; the impact of tax and other legislative changes; changes in accounting standards and related guidance; and factors that could affect our consolidated effective tax rate, including estimated Fiscal 2020 taxable losses eligible for carry back under the CARES Act. Forward-looking statements reflect our expectations at the time such forward looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

SUMMARY OF RISKS AFFECTING OUR BUSINESS

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete and the risks summarized below are not the only risks we face. You should review and carefully consider the risks and uncertainties described in more detail in Part I, Item 1A. Risk Factors, which includes a more complete discussion of the risks summarized below:

Risks Related to our Industry and Macroeconomic Conditions

●

The COVID-19 pandemic has had, and will continue to have, a material adverse effect on our business, revenues, financial condition and results of operations.

●

Our business and financial condition are heavily influenced by general economic and market conditions which are outside of our control.

●

We operate in a highly competitive industry and may face competition from companies with significantly greater resources than us.

●

Failure to anticipate and adapt to changing fashion trends and consumer preferences could harm our reputation and financial performance.

●

Our operations and those of our suppliers, vendors and wholesale customers may be affected by changes in weather patterns, natural or man-made disasters, civil unrest, public health crises, war, terrorism or other catastrophes.

Risks Related to our Business Strategy and Operations

●

Our inability to execute our direct to consumer and portfolio-level strategies in response to shifts in consumer shopping behavior could adversely affect our financial results and operations.

●

Failure to maintain the reputation or value of our brands could harm our business operations and financial condition.

●

We may be unable to grow our business through organic growth, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

●

Failure to successfully execute our strategic initiative to improve Tommy Bahama’s operating performance may have an adverse impact on our growth and profitability.

●

The acquisition of new businesses is inherently risky, and we cannot be certain that we will realize the anticipated benefits of any acquisition.

●

The divestiture or discontinuation of businesses and product lines, such as our exit of the Lanier Apparel business, could result in unexpected liabilities and adversely affect our financial condition, cash flows and results of operations.

●

The loss of one or more of our key wholesale customers, or a significant adverse change in a customer’s financial position, could negatively impact our net sales and profitability.

●

Our business could be harmed if we fail to maintain proper inventory levels.

●

We are subject to risks associated with leasing real estate for our retail stores and restaurants.

●

We make use of debt to finance our operations, which exposes us to risks that could adversely affect our business, financial position and operating results.

Risks Related to Cybersecurity and Information Technology

●

Cybersecurity attacks and/or breaches of information security or privacy could disrupt our operations, cause us to incur additional expenses, expose us to litigation and/or cause us financial harm.

●

Our operations are reliant on information technology, and any interruption or other failure could have an adverse effect on our business or results of operations.

●

Reliance on outdated technology or failure to upgrade our information technology systems and capabilities could impair the efficient operation of our business and our ability to compete.

●

Remote work arrangements could inhibit our ability to effectively operate our business and result in enhanced cybersecurity risks.

Risks Related to our Sourcing and Distribution Strategies

●

Our reliance on third party producers in foreign countries to meet our production demands exposes us to risks that could disrupt our supply chain, increase our costs and negatively impact our operations.

●

Any disruption or failure in our primary distribution facilities may materially adversely affect our business or operations.

●

Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.

●

Labor-related matters, including labor disputes, may adversely affect our operations.

●

Our international operations, including foreign sourcing, result in an exposure to fluctuations in foreign currency exchange rates.

●

Our geographic concentration of retail stores, restaurants and wholesale customers exposes us to certain regional risks.

Risks Related to Regulatory, Tax and Financial Reporting Matters

●

Our business is subject to various federal, foreign, state and local laws and regulations, and the costs of compliance with, or the violation of, such laws and regulations could have an adverse effect on our costs or operations.

●

Changes in international trade regulation could increase our costs and disrupt our supply chain.

●

Any violation or perceived violation of our codes of conduct or environmental and social compliance programs, including by our manufacturers or vendors, could have a material adverse effect on our brands.

●

As a global apparel company, we may experience fluctuations in our tax liabilities and effective tax rate.

●

Impairment charges for intangible assets or goodwill could have a material adverse impact on our financial results.

●

Any failure to maintain liquor licenses or comply with applicable regulations could adversely affect the profitability of our restaurant operations.

General Risks

●

Our business depends on our senior management and other key personnel, and failure to successfully attract, retain and implement succession of our senior management and key personnel may have an adverse effect on our operations and ability to execute our strategies.

●

We may be unable to protect our trademarks and other intellectual property.

●

We are subject to periodic litigation, which may cause us to incur substantial expenses or unexpected liabilities.

●

Our common stock price may be highly volatile, and we may be unable to meet investor and analyst expectations.

●

Other factors may have an adverse effect on our business, results of operations and financial condition.

DEFINITIONS

As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United

States Securities and Exchange Commission; "FASB" means the Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "TBBC" means The Beaufort Bonnet Company; "U.S. Tax Reform" means the United States Tax Cuts and Jobs Act and “CARES Act” means the Coronavirus Aid, Relief and Economic Security Act. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2021	52 weeks ending January 29, 2022
Fiscal 2020	52 weeks ended January 30, 2021
Fiscal 2019	52 weeks ended February 1, 2020
Fiscal 2018	52 weeks ended February 2, 2019
Fiscal 2017	53 weeks ended February 3, 2018
Fiscal 2016	52 weeks ended January 28, 2017
Fiscal 2015	52 weeks ended January 30, 2016
Fourth quarter Fiscal 2020	13 weeks ended January 30, 2021
Third quarter Fiscal 2020	13 weeks ended October, 2020
Second quarter Fiscal 2020	13 weeks ended August 1, 2020
First quarter Fiscal 2020	13 weeks ended May 2, 2020
Fourth quarter Fiscal 2019	14 weeks ended February 1, 2020
Third quarter Fiscal 2019	13 weeks ended November 2, 2019
Second quarter Fiscal 2019	13 weeks ended August 3, 2019
First quarter Fiscal 2019	13 weeks ended May 4, 2019

PART I

Item 1.   Business

BUSINESS AND PRODUCTS

Overview

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands and other brands. Tommy Bahama and Lilly Pulitzer, in the aggregate, represent more than 85% of our net sales and 97% of our sales were in the United States.

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

We believe the principal competitive factors in the apparel industry are reputation, value, and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.

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

During Fiscal 2020, 77% of our net sales were through our direct to consumer channels of distribution, which consists of our 187 brand-specific full-price retail stores, our e-commerce websites, our 20 Tommy Bahama food and beverage locations and our 35 Tommy Bahama outlet stores. During Fiscal 2020, our e-commerce, retail (including outlet) and restaurant operations represented 43%, 27%, and 7%, respectively, of our net sales compared to 23%, 39%, and 8%, respectively, in Fiscal 2019. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a digital or physical setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands.

Our full-price retail stores allow us the opportunity to carry a full line of current season merchandise, including apparel, accessories and other products, all presented in an aspirational brand-specific atmosphere. We believe that our full-price retail stores provide high visibility for our brands and products and allow us to stay close to the preferences of our consumers. Further, we believe that our presentation of products and our strategy to operate the full-price retail stores with limited in-store promotional activities are good for our lifestyle brands and, in turn, enhance business with our wholesale customers. While about one-half of our retail locations are located in resort or travel to destinations and states, we believe there are also opportunities in both warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.

Our e-commerce business continues to grow, with e-commerce sales in Fiscal 2020 totaling $324 million and representing 43% of our net sales. Our growing e-commerce business is very profitable for our lifestyle brands as each brand has average e-commerce order values in excess of $100 and a high full-price gross margin in the 70% range. This provides a significant amount of profit that is available to pay for the incremental picking, packing and freight expense associated with an e-commerce sale.

We also operate 20 Tommy Bahama food and beverage locations, including 14 restaurants and six Marlin Bars, generally adjacent to a Tommy Bahama full-price retail store location, which we believe further enhance the brand’s image with consumers and 35 Tommy Bahama outlet stores, which play an important role in overall inventory and brand management. Our e-commerce websites provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of products.

The remaining 23% of our net sales in Fiscal 2020 was generated from our wholesale distribution channels. Our wholesale operations include sales of our lifestyle brands, which complement our direct to consumer operations and provide access to a larger group of consumers, and also includes the net sales of the Lanier Apparel operating group, which we are exiting in the second half of Fiscal 2021. Our wholesale operations of our lifestyle brands include sales to various specialty stores, Signature Stores, better department stores, multi-branded e-commerce retailers and other retailers. As we seek to maintain the integrity of our lifestyle brands by limiting promotional activity in our retail stores and e-commerce websites, we generally target wholesale customers that follow this same approach.

Each of our Tommy Bahama, Lilly Pulitzer, Southern Tide and Lanier Apparel operating groups operates in highly competitive apparel markets. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Increasingly, consumers are choosing to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries.

The retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailing. Many of the changes in the industry were accelerated or exacerbated by the COVID-19 pandemic. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands and retailers. As a result, consumers have more information and greater control over information they receive as well as broader, faster and cheaper access to goods than ever before. This is revolutionizing the way that consumers shop for fashion and other goods, which continues to be evidenced by weakness and store closures for certain department stores and mall-based retailers, decreased consumer retail traffic, a more promotional retail environment, expansion of off-price and discount retailers, and a shift from bricks and mortar to internet purchasing. These changes may require that brands and retailers approach their operations, including marketing and advertising, very differently than historical practices and may result in increased operating costs and capital investments to generate growth or even maintain current sales levels.

Investments and Opportunities

While the evolution in the fashion retail industry (including as a result of the COVID-19 pandemic) presents significant risks, especially for traditional retailers and others who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment. We believe our lifestyle brands have true competitive advantages in this new retailing paradigm, and we are leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long term while managing the various challenges facing our industry, including the near-term challenges resulting from COVID-19. Further, each of our brands aim to further enhance their customer-focused, dynamic, thriving, digitally-driven, mobile-centered, cross-channel personalized and seamless shopping experience that recognizes and serves customers in their brand discovery and purchasing habits of the future.

Meanwhile, we must be very diligent in our effort to avoid compromising the integrity of our brands by maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represented 9% of our consolidated net sales in Fiscal 2020.

Even before the COVID-19 pandemic, an important initiative for us has been to increase the profitability of our Tommy Bahama operating group, which is our largest operating group. Prior to the COVID-19 pandemic, we made progress in recent years on this initiative, which remains a focus area for the long-term prospects of the business and continues to focus on increasing gross margin and operating margin through: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; and taking a more conservative approach to retail store openings and lease renewals.

In order to maximize the success of each of our brands, we believe we must continue to invest in our lifestyle brands to take advantage of their long-term growth opportunities. Future investments include capital expenditures primarily related to the direct to consumer operations, such as technology enhancements, e-commerce initiatives and retail store and food and beverage build-out for new, relocated or remodeled locations, as well as distribution center and administrative office expansion initiatives.

While we believe we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, we will continue to evaluate opportunities to add additional lifestyle brands to our portfolio if we identify appropriate targets that meet our investment criteria.

In Fiscal 2020, we made the decision to exit our Lanier Apparel business, which is expected to be completed during the second half of Fiscal 2021. In Fiscal 2020 and Fiscal 2019, Lanier Apparel, which has primarily sold tailored clothing products, represented 5% and 8%, respectively, of our consolidated net sales. This decision is in line with our stated business strategy of developing and marketing compelling lifestyle brands and takes into consideration the increased challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic.

Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business are described in Part I, Item 1A. Risk Factors of this report.

COVID-19 Pandemic

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations and is the primary reason for a 33% reduction in net sales and a significant net loss in Fiscal 2020, after years of profitable operating results. While our mission remains the enhancement of long-term shareholder value, our focus during this crisis has been (1) the health and well-being of our employees, customers and communities, (2) protecting the reputation, value and image of our brands and (3) preserving liquidity.

Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurant locations. We began reopening our stores and restaurants in early May 2020 with additional stores and restaurants reopening throughout the Second Quarter of Fiscal 2020. We have reopened substantially all of our direct to consumer locations using a phased approach in accordance with local government guidelines and with additional safety protocols. Substantially all locations are experiencing reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations differently. Certain retail stores and restaurants, including several in Hawaii and California, were required to close again for certain periods in the Third and Fourth Quarters of Fiscal 2020 after local jurisdictions reinstated some closure requirements. There can be no assurance that additional closures will not occur as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. Generally, locations with attached restaurants or Marlin Bars, in outdoor centers and in drivable resort vacation destinations performed better than locations in indoor malls in Fiscal 2020. At the same time, the shift from in-store shopping to online shopping has accelerated during the COVID-19 pandemic resulting in a 24% growth in our e-commerce businesses during Fiscal 2020.

There is significant uncertainty as to the duration and severity of the pandemic as well as the associated business disruption, impact on discretionary spending and restrictions on our ongoing operations. Thus, the ultimate impact of the pandemic cannot be reasonably estimated at this time. However, the COVID-19 pandemic is expected to continue to have a material adverse impact on our business, results of operations, cash flows and financial condition in the near-term due to the anticipated lower net sales from our bricks and mortar locations; reduced demand from our wholesale customers, several of which filed for bankruptcy in 2020 or are undergoing restructurings or closures; the uncertainty as to the continued strength of our brands’ e-commerce businesses during the pendency of the pandemic and thereafter; overall changes in consumer spending habits and consumer confidence; any potential disruptions to our supply chain; and a slowdown in the U.S. and global economies.

We took several actions in Fiscal 2020 to mitigate the impact of the COVID-19 pandemic on our business, operations and liquidity, which included:

●	we furloughed and laid off a significant number of our retail, restaurant and office employees;
●	certain salaried employees, including our Chief Executive Officer, Chief Financial Officer and other executives, took temporary reductions in base salary during Fiscal 2020;
●	our Board of Directors elected to reduce its cash retainers for Fiscal 2020;
●	we worked with our suppliers to cancel, delay or suspend future product deliveries;
●	we worked with our wholesale customers to identify suitable changes to our business arrangements;
●	we negotiated equitable rental arrangements with substantially all of our direct to consumer location landlords, believing that the payment of rents for both the closure and subsequent periods is inappropriate due to the impact of the COVID-19 pandemic, and are continuing those discussions with some landlords;
●	under the CARES Act, and other regulations in other countries, we obtained employee retention credits for certain compensation paid to employees even while they were not working during the COVID-19 pandemic and have deferred the payment of the employer portion of FICA;
●	we suspended, cancelled or deferred certain capital expenditure projects, reducing our capital expenditures for Fiscal 2020;
●	during much of Fiscal 2020, we had drawn down certain amounts on our U.S. Revolving Credit Agreement to increase our cash position and preserve financial flexibility; and
●	our Board of Directors reduced the rate of our dividend payable for Fiscal 2020.

Also, we established management committees, reporting to our Chief Executive Officer, to continue to monitor the COVID-19 pandemic and its impact and are taking the necessary measures to protect the health and safety of our employees and customers.

We anticipate that net sales in each of our Tommy Bahama, Lilly Pulitzer and Southern Tide operating groups will continue to be negatively impacted by the COVID-19 pandemic in Fiscal 2021, with the impact being more pronounced in the first half of the year and then beginning to rebound a little more in the second half of the year once more consumers are vaccinated, begin to travel again or otherwise begin to return to a more normal way of life.

Given our net cash position as of January 30, 2021, substantial availability under our U.S. Revolving Credit Agreement and expectation of positive cash flows from operations in Fiscal 2021, among other factors, we believe we have adequate liquidity and the financial discipline to address the near-term challenges related to the COVID-19 pandemic and to position ourselves well to thrive in the post-pandemic retail environment.

Operating Groups

We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Our business has historically been operated primarily through our Tommy Bahama, Lilly Pulitzer, Southern Tide and Lanier Apparel operating groups. In Fiscal 2020, we made the decision to exit our Lanier Apparel business, which is expected to be completed during the second half of Fiscal 2021. For additional information about each of our operating groups, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 to our consolidated financial statements, each included in this report. The table below presents certain financial information about each of our operating groups, as well as Corporate and Other (in thousands).

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net Sales
Tommy Bahama	$419,817	$676,652	$675,358
Lilly Pulitzer	231,078	284,700	272,299
Southern Tide	34,664	46,409	45,248
Lanier Apparel	38,796	95,200	99,904
Corporate and Other	24,478	19,829	14,657
Consolidated net sales	$748,833	$1,122,790	1,107,466
Operating Income (Loss)
Tommy Bahama	$(53,310)	$53,207	$53,139
Lilly Pulitzer	27,702	51,795	47,239
Southern Tide (1)	(64,801)	5,554	5,663
Lanier Apparel	(26,654)	1,953	6,000
Corporate and Other (2)	(6,786)	(18,834)	(21,449)
Consolidated Operating Income	$(123,849)	$93,675	90,592
(1)	Southern Tide included a $60 million impairment charge for goodwill and intangible assets in Fiscal 2020, with no such charges in Fiscal 2019 and Fiscal 2018.
(2)	Corporate and Other included a last-in, first-out (LIFO) accounting credit of $9 million, charge of $1 million and charge of $1 million in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

Tommy Bahama

Tommy Bahama designs, sources, markets and distributes men’s and women’s sportswear and related products. Tommy Bahama’s typical consumer is older than 45 years old, has a household annual income in excess of $100,000, lives in or travels to warm weather and resort locations and embraces a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as at better department stores, independent specialty stores and multi-branded e-commerce retailers. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. During Fiscal 2020, 95% of Tommy Bahama’s sales were to customers within the United States, with the remaining sales in Canada and Australia.

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

We believe there are ample opportunities to expand the direct to consumer reach of the Tommy Bahama brand in the future, while maintaining its historically select distribution. In order to take advantage of opportunities for long-

term growth, we must continue to invest in the Tommy Bahama brand. These investments include capital expenditures and ongoing expenses to enhance e-commerce and other technology capabilities; open new stores and restaurants; remodel and/or relocate existing stores and restaurants; maintain and upgrade our distribution and other facilities; and enhance our marketing efforts to communicate the lifestyle to existing and prospective consumers.

Even before the COVID-19 pandemic, an important initiative for us has been to increase the profitability of the Tommy Bahama operating group. Prior to the COVID-19 pandemic, we made progress in recent years on this initiative, which remains a focus area for the long-term prospects of the business and continues to focus on increasing gross margin and operating margin through: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; and taking a more conservative approach to retail store openings and lease renewals.

Direct to Consumer Operations

A key component of our Tommy Bahama strategy is to operate our own stores, restaurants and e-commerce websites, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which the products are based. Our Tommy Bahama direct to consumer channels, which consist of retail store, e-commerce and restaurant operations, in the aggregate, represented 84% and 80% of Tommy Bahama’s net sales in Fiscal 2020 and Fiscal 2019, respectively. Retail store, e-commerce and restaurant net sales accounted for 37%, 36% and 11%, respectively, of Tommy Bahama’s net sales in Fiscal 2020 compared to 48%, 20% and 12%, respectively, in Fiscal 2019.

Our direct to consumer strategy for the Tommy Bahama brand includes locating and operating full-price retail stores in upscale malls, lifestyle shopping centers, resort destinations and brand-appropriate street locations. Generally, we seek to locate our full-price retail stores in shopping areas and malls that have high-profile or upscale consumer brand adjacencies. As of January 30, 2021, the majority of our Tommy Bahama full-price retail stores were in street-front locations or lifestyle centers with the remainder primarily in regional indoor malls, with a number of those regional indoor locations in resort travel destinations. We believe that we have opportunities for continued direct to consumer sales growth for our Tommy Bahama women’s business, which represented 29% of sales in our full-price direct to consumer operations in Fiscal 2020.

Disposal of discontinued or end of season inventory is an ongoing part of any apparel business and Tommy Bahama uses its outlet stores, sales to off-price retailers and selected initial markdowns in our full-price retail stores and on our e-commerce websites to sell its end of season or excess inventory. Our Tommy Bahama outlet stores, which generated 7% and 9% of our total Tommy Bahama net sales in Fiscal 2020 and Fiscal 2019, respectively, are generally located in outlet shopping centers that include other upscale retailers and serve an important role in overall inventory management by often allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. We believe that this approach has helped us protect the integrity of the Tommy Bahama brand by allowing our full-price retail stores to limit promotional activity while controlling the distribution of discontinued and out-of-season product. To supplement the clearance items sold in Tommy Bahama outlets, we merchandise our Tommy Bahama outlets with some made-for products. We anticipate that we would generally expect to operate one outlet for approximately every three full-price retail stores.

As of January 30, 2021, we operated 20 Tommy Bahama food and beverage locations including 14 restaurants and six Marlin Bar locations, generally adjacent to a Tommy Bahama full-price retail store location. These retail-food and beverage locations, which generated approximately 25% of Tommy Bahama’s net sales in Fiscal 2019, provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience. We do not anticipate that the majority of our retail locations will have an adjacent food and beverage location; however, we have determined that an adjacent food and beverage location can further enhance the image or exposure of the brand in select, high-profile, brand appropriate locations. The net sales per square foot in our domestic full-price retail stores that are adjacent to a food and beverage location have historically been twice the sales per square foot of our other domestic full-price retail stores. We believe that the customer immersing themselves into the Tommy Bahama lifestyle by having a meal or a drink at the Tommy Bahama food and beverage location and visiting the adjacent retail store may entice the customer to purchase additional Tommy Bahama merchandise and potentially provide a memorable consumer experience that further enhances the relationship between Tommy Bahama and the consumer. The Marlin Bar concept, like our traditional restaurant locations, is adjacent to one of our retail locations and serves food and beverages, but in a smaller space and with food options more focused on small plate offerings rather than entrees. We believe that with the smaller footprint, reduced labor requirements and lower required capital expenditure for build-out, the Marlin Bar concept provides us with the long-term potential for opening retail-food and beverage locations in sites that otherwise may not have been suitable or brand appropriate for one of our traditional retail-restaurant locations.

The table below provides certain information regarding Tommy Bahama retail stores and restaurants operated by us as of January 30, 2021.

	Full‑Price Retail		Retail‑Food & Beverage
	Stores	Outlet Stores	Locations (1)	Total
Florida	18	6	8	32
California	15	4	3	22
Texas	6	4	2	12
Hawaii	5	1	4	10
Nevada	4	1	1	6
New York	2	2	1	5
Other states	38	13	1	52
Total domestic	88	31	20	139
Canada	7	2	—	9
Total North America	95	33	20	148
Australia	10	2	—	12
Total	105	35	20	160
Average square feet per store (2)	3,400	4,700	4,300
Total square feet at year end (2)	360,000	165,000	85,000
(1)	Consists of 14 traditional format retail-restaurant locations and six Marlin Bar locations.
(2)	Square feet for retail-restaurant locations consists of retail square footage and excludes square feet used in the associated restaurant operations.

During Fiscal 2020 Florida, California, Texas and Hawaii represented 35%, 17%, 10% and 7%, respectively, of our Tommy Bahama retail and restaurant sales, while in Fiscal 2019, Florida, California, Texas and Hawaii represented 27%, 17%, 9% and 12%, respectively, of our Tommy Bahama retail and restaurant sales.

The table below reflects the changes in store count for Tommy Bahama locations during Fiscal 2020.

	Full‑Price Retail		Retail‑Food & Beverage
	Stores	Outlet Stores	Locations	Total
Open as of beginning of fiscal year	111	35	16	162
Opened	1	1	2	4
Marlin Bar conversion	(2)	—	2	—
Closed	(5)	(1)	—	(6)
Open as of end of fiscal year	105	35	20	160

In future periods, we anticipate that many of our new store openings will be Marlin Bar locations that are new locations or replace existing full-price retail store or traditional restaurant locations. Currently, we have two openings scheduled for Fiscal 2021 including the Marlin Bar at Fashion Valley in San Diego, which opened in February 2021, and the conversion of the Tommy Bahama retail-restaurant location in Las Vegas to a Marlin Bar, which is scheduled to open in the second half of the year. We continue to look for other appropriate locations for retail stores and Marlin Bars. We believe that in Fiscal 2021, we may close a limited number of locations.

The operation of full-price retail stores, outlet stores, Marlin Bars and retail-restaurant locations requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. The cost of a traditional Tommy Bahama retail-restaurant location and a Marlin Bar is significantly more than the cost of a full-price retail store and can vary significantly depending on a variety of factors. Historically, the cost of our retail-restaurant locations has been approximately $5 million and the cost of our Marlin Bar locations has been approximately $3 million; however, the cost of a restaurant and Marlin Bar can vary significantly for certain locations. For most of our retail stores and our retail-food and beverage locations, the landlord provides certain incentives to fund a portion of our capital expenditures.

Additionally, we incur capital expenditure costs related to periodic remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. We also incur capital expenditures when a lease expires, and we determine it is appropriate to relocate to a new location in the same vicinity as the previous store. Alternatively, when a lease expires we may decide to close the store rather than relocating the store to another location or renewing the lease. The capital cost of store relocations is generally comparable to the costs of opening a new full-price retail store or outlet store.

In addition to our full-price retail stores and outlet stores, our direct to consumer approach includes various e-commerce websites, including the tommybahama.com website. During Fiscal 2020 and Fiscal 2019, e-commerce sales represented 36% and 20%, respectively, of Tommy Bahama’s net sales. Our Tommy Bahama website allows consumers to buy Tommy Bahama products directly from us via the internet. These websites also enable us to increase our database of consumer contacts, which allows us to communicate directly and frequently with consenting consumers. As we reach more customers in the future, we anticipate that our e-commerce distribution channel for Tommy Bahama will continue to grow at a faster pace than our domestic full-price retail store operations or wholesale operations.

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

Wholesale sales for Tommy Bahama accounted for 16% and 20% of Tommy Bahama’s net sales in Fiscal 2020 and Fiscal 2019, respectively. Approximately 9% of Tommy Bahama’s net sales reflects sales to major department stores with our remaining wholesale sales primarily sales to specialty stores. During Fiscal 2020, 12% of Tommy Bahama’s net sales were to Tommy Bahama’s 10 largest wholesale customers, with its largest customer representing less than 5% of Tommy Bahama’s net sales.

We believe that the integrity and continued success of the Tommy Bahama brand, including its direct to consumer operations, is dependent, in part, upon controlled wholesale distribution, with careful selection of the retailers through which Tommy Bahama products are sold. As a result of our approach to limiting our wholesale distribution, we believe that sales growth in our men’s apparel wholesale business may be somewhat limited in the long-term. However, we believe that we may have opportunities for wholesale sales increases for our Tommy Bahama women’s business in the future, with its appeal evidenced by its performance in our full-price retail stores and e-commerce websites.

Lilly Pulitzer

Lilly Pulitzer designs, sources, markets and distributes upscale collections of women’s and girl’s dresses, sportswear and related products. The Lilly Pulitzer brand was originally created in the late 1950s by Lilly Pulitzer and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including among young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores, which are described below, and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. During Fiscal 2020, 50% and 33% of Lilly Pulitzer’s net sales were for women’s sportswear and dresses, respectively, with the remaining sales consisting of Lilly Pulitzer accessories, including scarves, bags, jewelry and belts, children’s apparel, footwear and licensed products.

We believe that there are opportunities to expand the reach of the Lilly Pulitzer brand in the future, while at the same time maintaining its historically select distribution. We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Lilly Pulitzer brand. These investments include enhancing e-commerce and other technology capabilities; opening and operating full-price retail stores; remodeling and/or relocating existing stores; and increasing headcount, advertising and other functions to support the business. While we believe that these investments will generate long-term benefits, the investments may have a short-term negative impact on Lilly Pulitzer’s operating margin, particularly if there is insufficient sales growth to absorb the incremental costs in a particular year.

We believe the attraction of the Lilly Pulitzer brand to our consumers is a reflection of years of maintaining appropriate quality and design, restricting the distribution of Lilly Pulitzer products to a select tier of retailers and effectively communicating the message of Lilly Pulitzer’s optimistic Palm Beach resort chic lifestyle. We believe this approach to quality, design, distribution and communication has been critical in allowing us to achieve the current retail price points for Lilly Pulitzer products.

Direct to Consumer Operations

Lilly Pulitzer’s direct to consumer distribution channel, which consists of full-price retail store and e-commerce operations, represented 84% and 79% of Lilly Pulitzer’s net sales in Fiscal 2020 and Fiscal 2019, respectively. A key element of our Lilly Pulitzer strategy is the lillypulitzer.com website, which represented 64% and 38% of Lilly Pulitzer’s net sales in Fiscal 2020 and Fiscal 2019, respectively. Another key component of our Lilly Pulitzer direct to consumer strategy is to operate our own Lilly Pulitzer stores, which represented 20% and 41% of Lilly Pulitzer’s net sales in Fiscal 2020 and Fiscal 2019, respectively.

The Lilly Pulitzer e-commerce business has experienced significant growth in recent years, and we anticipate that the net sales growth of the e-commerce business will remain strong in the future. We also use the Lilly Pulitzer website as an effective means of liquidating discontinued or out-of-season inventory in a brand appropriate manner and at gross margins in excess of 40% via e-commerce flash clearance sales. These sales are brand appropriate events that create a significant amount of excitement with loyal Lilly Pulitzer consumers, who are looking for an opportunity to purchase Lilly Pulitzer products at a discounted price. These e-commerce flash clearance sales typically run for three days during the summer clearance period in September and for two days during the post-holiday clearance period in January, allowing the Lilly Pulitzer website to generally remain full-price for the remaining 360 days of the year. During Fiscal 2020, approximately one-third of Lilly Pulitzer’s e-commerce sales were e-commerce flash clearance sales. In addition to the e-commerce flash clearance events, in Fiscal 2020, we did have a few select promotional events to sell inventory that had previously been purchased for sale in our retail stores during the year.

Our Lilly Pulitzer retail stores permit us to develop and build brand awareness by presenting Lilly Pulitzer products in a setting specifically designed to showcase the aspirational lifestyle on which they are based. Our retail store strategy for the Lilly Pulitzer brand includes operating full-price retail stores in higher-end lifestyle shopping centers and malls, resort destinations and brand-appropriate street locations. As of January 30, 2021, about 40% of our Lilly Pulitzer stores were located in outdoor regional lifestyle centers and approximately one-third of our Lilly Pulitzer stores were located in indoor regional malls, with the remaining locations in resort or street locations. In certain seasonal locations such as Nantucket and Watch Hill, our stores are only open during the resort season. Additionally, we may open temporary pop-up stores in certain locations.

The table below provides certain information regarding Lilly Pulitzer full-price retail stores as of January 30, 2021.

Number of
Full‑Price Retail
Stores
Florida	18
Massachusetts	7
Virginia	5
North Carolina	4
Ohio	3
Texas	3
Other	19
Total	59
Average square feet per store	2,500
Total square feet at year-end	150,000

During Fiscal 2020 and Fiscal 2019, 51% and 43%, respectively, of Lilly Pulitzer’s retail sales were in stores located in Florida with no other state generating more than 10% of retail sales. The table below reflects the changes in store count for Lilly Pulitzer stores during Fiscal 2020.

Full‑Price Retail
Stores
Open as of beginning of fiscal year	61
Opened	—
Closed	(2)
Open as of end of fiscal year	59

Currently, we are negotiating leases for certain retail store locations and will continue to look for other appropriate locations. We believe that in Fiscal 2021, we may close a limited number of locations. The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We anticipate that most future full-price retail store openings will generally be 2,500 square feet or less on average; however, the determination of actual size of the store will depend on a variety of criteria.

In addition to new store openings, we also incur capital expenditure costs related to remodels or expansions of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. We may also incur capital expenditures if we determine it is appropriate to relocate a store to a new location. The capital cost of store relocations, if any, will generally be comparable to the cost of opening a new store.

Wholesale Operations

To complement our direct to consumer operations and have access to a larger group of consumers, we continue to maintain our wholesale operations for Lilly Pulitzer. These wholesale operations are primarily with Signature Stores, independent specialty stores, better department stores and multi-branded e-commerce retailers that generally follow a retail model approach with limited discounting. During Fiscal 2020 and Fiscal 2019, approximately 16% and 21%, respectively, of Lilly Pulitzer’s net sales were sales to wholesale customers. During Fiscal 2020, about one-third of Lilly Pulitzer’s wholesale sales were to Lilly Pulitzer’s Signature Stores, one-fourth of Lilly Pulitzer’s wholesale sales were to specialty stores and about one-fifth of Lilly Pulitzer’s wholesale sales, or less than 5% of Lilly Pulitzer’s net sales, were to department stores. The remaining wholesale sales were primarily to national accounts, including on-line retailers, and off-price retailers. Lilly Pulitzer’s net sales to its 10 largest wholesale customers represented 9% of Lilly Pulitzer’s net sales in Fiscal 2020 with its largest customer representing less than 5% of Lilly Pulitzer’s net sales.

An important part of Lilly Pulitzer’s wholesale distribution is sales to Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Lilly Pulitzer Signature Store, subject to certain conditions, including designating substantially all floor space specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of January 30, 2021, there were 44 Lilly Pulitzer Signature Stores.

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

Southern Tide

We acquired the Southern Tide lifestyle apparel brand in Fiscal 2016. Southern Tide designs, sources, markets and distributes high-quality apparel bearing the distinctive Skipjack logo. Southern Tide offers an extensive selection of men’s shirts, pants, shorts, outerwear, ties, swimwear, footwear and accessories, as well as women’s and youth collections. Launched in 2006, Southern Tide combines the modern design elements of today’s youthful trends with love for the Southern culture and lifestyle. The brand has an appeal to all ages who have an appreciation for classic design, vibrant colors and a great fit and an affection for the coast. Southern Tide products can be found at independent specialty retailers, better department stores, Southern Tide Signature Stores which are described below, our Southern Tide website, southerntide.com, and our three Southern Tide retail stores. During Fiscal 2020, 64% of Southern Tide’s sales were wholesale sales, 32% of Southern Tide’s sales were e-commerce sales and 4% of Southern Tide’s sales were retail store sales.

We believe that there is significant opportunity to expand the reach of the Southern Tide brand by further increasing the wholesale presence of the brand and growing the direct to consumer business including e-commerce and retail sales. We believe that wholesale growth and expansion will be at a prudent pace as we believe that the integrity and success of the Southern Tide brand is dependent, in part, upon controlled wholesale distribution with careful selection of the retailers through which Southern Tide products are sold. We anticipate that the direct to consumer operations will grow at a faster pace than wholesale operations fueled by the addition of more owned Southern Tide retail stores in future years, as well as continued growth in our Southern Tide e-commerce operations. We opened the first owned Southern Tide retail store in the Fourth Quarter of Fiscal 2019, and had two additional store openings in Fiscal 2020.

We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Southern Tide brand. While we believe that these investments will generate long-term benefits, the investments may have a short-term negative impact on Southern Tide’s operating margin given the current size of the Southern Tide business.

Wholesale Operations

At this time, Southern Tide’s business is predominantly a wholesale business with sales to independent specialty stores, department stores and Southern Tide Signature Stores. Southern Tide’s wholesale operations provide an opportunity to grow our business and have access to a large group of consumers. During Fiscal 2020, approximately 16% and 7% of Southern Tide’s sales were to department stores and Southern Tide Signature Stores, respectively. Southern Tide’s net sales to its 10 largest wholesale customers represented 30% of Southern Tide’s net sales in Fiscal 2020, with its largest customer representing 12% of Southern Tide’s net sales.

A component of Southern Tide’s wholesale distribution is sales to Signature Stores. For Signature Stores, we enter into license agreements whereby we grant the other party the right to independently operate one or more stores as a Southern Tide Signature Store, subject to certain conditions, including designating substantially all floor space specifically for Southern Tide products and adhering to certain trademark usage requirements. We sell products to these Southern Tide Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of

January 30, 2021, there were 18 Signature Stores including stores in Florida, Massachusetts, South Carolina and North Carolina. We anticipate some additional Signature Stores opening in the future. In addition, we believe there is opportunity for wholesale growth for Southern Tide in women’s apparel, which represented 18% of Southern Tide’s net sales in Fiscal 2020.

Direct to Consumer Operations

A key component of our Southern Tide growth strategy is to expand our direct to consumer operations, which consists of the Southern Tide website and retail store operations. The Southern Tide website markets a full line of merchandise, including apparel and accessories, all presented in a manner intended to enhance the Southern Tide image, brand awareness and acceptance. We believe our Southern Tide website enables us to stay close to the needs and preferences of consumers. In addition to off-price retailers, we also use the Southern Tide website as a means of liquidating discontinued or out-of-season inventory in a brand appropriate manner. During the year, we have a number of e-commerce clearance sales events, which are typically in industry end of season promotional periods.

In the Fourth Quarter of Fiscal 2019, we opened our first owned Southern Tide retail store in Jacksonville, Florida. In Fiscal 2020, we opened retail stores in Fort Lauderdale and Destin, Florida. In Fiscal 2021, we plan to open a retail store in Islamadora, Florida and we continue to look at additional opportunities for locations that may open later in the year. In the last couple of years, we prepared for these store openings and roll-out by supplementing the Southern Tide leadership team with retail management experience.

The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We anticipate that most future full-price retail store openings will generally be approximately 2,000 square feet on average; however, the determination of actual size of the store will depend on a variety of criteria. We anticipate that for most of our full-price retail stores, the landlord will provide certain incentives to fund a portion of our capital expenditures.

Lanier Apparel

In Fiscal 2020, we made the decision to exit our Lanier Apparel business, which is expected to be completed during the second half of Fiscal 2021. This decision is in line with our stated business strategy of developing and marketing compelling lifestyle brands and takes into consideration the increased challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic.

Lanier Apparel designs, sources and distributes branded and private label men’s apparel, primarily consisting of tailored clothing and casual pants, across a wide range of price points, but primarily at moderate price points. The moderate price point tailored clothing market has been an extremely competitive sector for years, with significant retail competition as well as increasing gross margin pressures due to retail sales price pressures and production cost increases.

The majority of our Lanier Apparel products were historically sold under certain trademarks licensed to us by third parties including Kenneth Cole®, Dockers®, Cole Haan® and Nick Graham®. Additionally, we designed and marketed products for our owned Billy London®, Oxford®, and Strong Suit® brands. In addition to these branded businesses, Lanier Apparel designed and sourced private label apparel products for certain customers. Lanier Apparel products are sold through large retailers including department stores, discount and off-price retailers, warehouse clubs, national chains, specialty retailers, multi-branded e-commerce retailers and others.

In Lanier Apparel, we historically had long-standing relationships with some of the United States’ largest retailers, including department stores which represented approximately 30% of Lanier Apparel’s sales in Fiscal 2020. Lanier Apparel’s three largest customers represented 20%, 15% and 10%, respectively, of Lanier Apparel’s net sales in Fiscal 2020, while sales to Lanier Apparel’s 10 largest customers represented more than 77% of Lanier Apparel’s net sales during Fiscal 2020. Approximately 70% of Lanier Apparel’s product purchases were from manufacturers located in Vietnam, with a significant concentration of purchases from just a few manufacturers.

Corporate and Other

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and any other items that are not allocated to the operating groups including LIFO accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our four operating groups. The operations of TBBC, Duck Head® and our Lyons, Georgia distribution center are included in Corporate and Other. TBBC designs, sources, markets and distributes premium childrenswear including bonnets, hats, apparel, swimwear and accessories through the TBBC e-commerce website, thebeaufortbonnetcompany.com, as well as wholesale specialty retailers. Duck Head designs, sources, markets and distributes premium men’s apparel including pants, shorts and tops through the Duck Head e-commerce website, duckhead.com, as well as wholesale specialty retailers.

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

ADVERTISING AND MARKETING

During Fiscal 2020 and Fiscal 2019, we incurred $50 million and $56 million, respectively of advertising expense. Advertising and marketing are an integral part of the long-term strategy for our lifestyle brands, and we therefore devote significant resources to these efforts. Thus, we believe that it is very important that our brands communicate regularly with consumers about product offerings or other brand events in order to maintain and strengthen connections with consumers. Our advertising emphasizes the respective brand’s image and lifestyle and attempts to engage individuals within the target consumer demographic and guide them on a regular basis to our e-commerce websites, retail stores or wholesale customers’ stores and websites in search of our products.

We increasingly utilize digital marketing, social media and email, as well as direct mail, to interact with consumers. Our marketing may also include sponsorships, collaborations, and co-branding initiatives, which may be for a particular cause or non-profit organization that is expected to resonate with target consumers, and traditional media such as catalogs, print and other correspondence with consumers.

We vary our engagement tactics to elevate the consumer experience as we attract new consumers, drive conversion, build loyalty, activate consumer advocacy and address the transformation of consumer shopping behaviors. Our creative marketing teams design and produce imagery and content, social media strategies, email and print campaigns designed to drive traffic to our direct to consumer locations and websites as well as to increase influencer amplification. We attempt to increase our brand awareness through a strategic emphasis on technology and continuing to elevate our digital presence which encompasses e-commerce, mobile e-commerce, digital media, social media and influencer marketing. We are also investing in analytical capabilities to promote a more personalized experience across our distribution channels. We continue to innovate to better meet consumer online shopping preferences (e.g. loyalty, ratings and reviews and mobile phone applications) and build brand equity. The COVID-19 pandemic has had a significant impact on consumer behaviors and has accelerated the trend for a digital first consumer. This provided a catalyst for accelerating the implementation of new direct to consumer business models and consumer engagement programs, such as selling through social media.

Marketing initiatives in our direct to consumer operations may include special event promotions, including loyalty award card, Flip Side, Friends & Family and gift with purchase events and a variety of public relations activities designed to create awareness of our brands and products, drive traffic to our websites and stores, convert new consumers and increase demand and loyalty. Our various initiatives are effective in increasing online and in-store traffic resulting in the proportion of our sales that occur during our marketing initiatives increasing in recent years, which puts some downward pressure on our direct to consumer gross margins.

We believe that highly visible full-price retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers to visit and buy merchandise. We believe that full-price retail stores attract new consumers and enhance the shopping experience of our existing customers, which will increase consumer brand loyalty, our net sales and sales of our products for our wholesale customers.

For certain of our wholesale customers, we may also provide point-of-sale materials and signage to enhance the presentation of our products at their retail locations and/or participate in cooperative advertising programs.

PRODUCT DESIGN

We believe the principal competitive factors in the apparel industry are the reputation, value, and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.

Each of our lifestyle brands’ products are designed and developed by dedicated brand-specific teams who focus on the target consumer for the respective brand. The design process includes feedback from buyers, consumers and sales agents, along with market trend research. Our apparel products generally incorporate fabrics made of cotton, silk, linen, nylon, leather, tencel and other natural and man-made fibers, or blends of two or more of these materials.

PRODUCT SOURCING AND CORPORATE SOCIAL RESPONSIBILITY

We intend to maintain flexible, diversified, cost-effective sourcing operations that provide high-quality apparel and related products. Our operating groups, either internally, using in-house employees located in the United States and/or Hong Kong, or through the use of third party buying agents, manage the production and sourcing of substantially all of our apparel and related products from non-exclusive, third party producers located in foreign countries.

Although we place a high value on long-term relationships with our suppliers of apparel and related products and have used many of our suppliers for a number of years, generally we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. Thus, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with the greatest flexibility in identifying the appropriate manufacturers while considering quality, cost, timing of product delivery and other criteria. We generally acquire products sold in our restaurant operations from various third party domestic suppliers. During Fiscal 2020, no individual third party manufacturer, licensee or other supplier provided more than 10% of our product purchases in total or for our Tommy Bahama and Lilly Pulitzer operating groups, while the purchases for our smaller operating groups and businesses each had certain vendors that provided more than 10% of product purchases. During Fiscal 2020, we purchased our products from approximately 300 suppliers with the 10 largest suppliers providing approximately 25% of our product purchases.

The production of our apparel and related products has a significant concentration in Asia. During Fiscal 2020 approximately 35% and 22%, compared to 49% and 18% for Fiscal 2019, of our apparel and related products, excluding restaurant products, acquired directly by us or via buying agents, were from producers located in China and Vietnam, respectively with no other country representing more than 10% of such purchases. For Fiscal 2020, the percentage of products sourced from China for our Tommy Bahama and Lilly Pulitzer operating groups were 47% and 28%, respectively, with the percentage concentration from China for both operating groups decreasing from the prior year. We expect that the percentage of our products sourced from producers located in China will decrease further.

We purchase substantially all of our apparel and related products from third party producers as package purchases of finished goods, which are manufactured with oversight by us or our third party buying agents and to our design and fabric specifications. The use of contract manufacturers reduces the amount of capital investment required by us, as operating manufacturing facilities can require a significant amount of capital investment. We depend on third party producers to secure a sufficient supply of specified raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. We believe that purchasing substantially all of our products as package purchases allows us to reduce our working capital requirements as we are not required to purchase, or finance the purchase of, the raw materials or other production costs related to our apparel and related product purchases until we take ownership of the finished goods, which typically occurs when the goods are shipped by the third party producers. In addition to purchasing products from third parties, our Lanier Apparel operating group operated an owned manufacturing facility located in Merida, Mexico, which ceased operations in Fiscal 2020.

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

IMPORT RESTRICTIONS AND OTHER GOVERNMENT REGULATIONS

We are exposed to certain risks as a result of our international operations as substantially all of our merchandise, as well as the products purchased by our licensing partners, is manufactured by foreign suppliers. During Fiscal 2020, approximately 35% and 22% of our apparel and related products, excluding restaurant products, acquired directly by us or via buying agents, were from producers located in China and Vietnam, respectively, with no other country representing more than 10% of such purchases. Products imported by us, or imported by others and ultimately sold to us, are subject to customs, trade and other laws and regulations governing their entry into the United States and other countries where we sell our products, including various federal, state and local laws and regulations that govern any of our activities that may have adverse environmental, health and safety effects. Noncompliance with these laws and regulations may result in significant monetary penalties.

Substantially all of the merchandise we acquire is subject to certain duties which are assessed on the value of the imported product. These amounts represent a component of the inventories we sell and are included in cost of goods sold in our consolidated statements of operations. We paid total duties of more than $30 million and $45 million on products imported into the United States directly by us in Fiscal 2020 and Fiscal 2019, respectively, with the average duty rate on those products of approximately 17% of the value of the imported product in Fiscal 2020. Duty rates vary depending on the type of garment, fiber content and country of origin and are subject to change in future periods. In addition, while the World Trade Organization’s member nations have eliminated quotas on apparel and textiles, the United States and other countries into which we import our products are still allowed in certain circumstances to unilaterally impose "anti-dumping" or "countervailing" duties in response to threats to their comparable domestic industries.

Although we have not been materially inhibited from sourcing products from desired markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and brands and enter into new markets. In recent years the United States government has implemented additional duties on certain product categories across various industries. It is possible that additional duty increases could occur in future years, which could have a significant unfavorable impact on the apparel retail industry and our cost of goods sold, operations, net sales, net earnings and cash flows. Our management regularly monitors proposed regulatory changes and the existing regulatory environment, including any impact on our operations or on our ability to import products. As a result of these changes and increased costs of production in certain countries that unfavorably impact our cost of goods sold, we continue to make changes in our supply chain, including exiting certain factories and sourcing those products from a factory in a different foreign country.

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

DISTRIBUTION CENTERS

We operate four distribution centers, with each operating group generally serviced by one distribution center. Our Auburn, Washington, King of Prussia, Pennsylvania and Toccoa, Georgia distribution centers serve our Tommy Bahama, Lilly Pulitzer and Lanier Apparel operating groups, respectively. Our Lyons, Georgia distribution center provides services for our smaller Southern Tide, TBBC and Duck Head businesses, as well as our Lilly Pulitzer business and certain third party customers.

Activities at the distribution centers include receiving finished goods from suppliers, inspecting the products and shipping the products to our retail store, e-commerce and wholesale customers, each as applicable. We seek to maintain sufficient levels of inventory at the distribution centers to support our direct to consumer operations, as well as pre-booked, at-once and some in-stock replenishment orders for our wholesale customers. We use a local third party distribution center for our Tommy Bahama Australia operations.

More than 75% of our net sales in Fiscal 2020 were direct to consumer sales, which are filled on a current basis; accordingly, an order backlog is not material to our business.

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

LICENSING AGREEMENTS

We license the Tommy Bahama, Lilly Pulitzer and Southern Tide trademarks to licensees in categories beyond our brands’ core product categories. We believe licensing is an attractive business opportunity for our larger lifestyle brands. Once a brand is more fully established, licensing typically requires modest additional investment but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a licensee for our brands, we typically consider the candidate’s experience, financial stability, sourcing expertise and marketing ability. We also evaluate the marketability and compatibility of the proposed licensed products with our products.

Our agreements with our licensees are brand specific, relate to specific geographic areas and have expirations at various dates in the future, with contingent renewal options in limited cases. Generally, the agreements require minimum royalty payments as well as royalty payments based on specified percentages of the licensee’s net sales of the licensed products as well as certain obligations for advertising and marketing. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution.

We license the Tommy Bahama brand for a broad range of product categories including indoor furniture, outdoor furniture, beach chairs, bedding and bath linens, fabrics, leather goods and gifts, headwear, hosiery, sleepwear, shampoo, toiletries, fragrances, cigar accessories, distilled spirits and other products. Third party license arrangements for Lilly Pulitzer products include stationery and gift products; home furnishing products; and eyewear. We currently license the Southern Tide trademark to licensees for certain bed and bath product categories.

In addition to our license arrangements for the specific product categories listed above, we may enter into certain international distributor agreements which allow those parties to distribute apparel and other products on a wholesale and/or retail basis within certain countries or regions. As of January 30, 2021, we have agreements for the distribution of Tommy Bahama products in the Middle East and parts of Latin America. The products sold by the distributors generally are identical to the products sold in our own Tommy Bahama stores. In addition to selling Tommy Bahama goods to wholesale accounts, the distributors may, in some cases, operate their own retail stores. As of January 30, 2021, we have licensed Tommy Bahama stores located in the Middle East and Central America. None of these international distributor agreements are expected to generate growth that would materially impact our operating results in the near term.

SEASONAL ASPECTS OF BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. Typically, the demand for products for our larger brands and principal markets is higher in the spring, summer and holiday seasons and lower in the fall season (generally, the third quarter of our fiscal year). As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter, with the third quarter historically having the lowest net sales compared to our other quarters and incurring an operating loss. Further, the impact of the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next. Therefore, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2019 or Fiscal 2020 are indicative of the expected distribution in future years, particularly in light of the COVID-19 pandemic’s significant impact on our Fiscal 2020 operating results.

HUMAN CAPITAL MANAGEMENT

Our key strategy is to own brands that make people happy, and we recognize that successful execution of our strategy starts with people. We believe treating people fairly and with respect is key to long-term success and, more importantly, is simply the right thing to do.

As of January 30, 2021, we employed approximately 3,900 individuals globally, more than 95% of whom were in the United States. Approximately 2,700 and 800 of these employees were dedicated to our Tommy Bahama and Lilly Pulitzer businesses, respectively, while approximately 70% of our employees were retail store and restaurant employees. Our employee base fluctuates during the year, as we typically hire seasonal employees to support our retail store and restaurant operations, primarily during the holiday selling season. None of our employees as of January 30, 2021 was represented by unions.

Fiscal 2020 was a challenging year for our company, with the COVID-19 pandemic causing temporary, extended closures of all of our retail stores and restaurants in the First Half of Fiscal 2020 and significantly disrupting the retail apparel industry. Even after reopening certain of our bricks and mortar operations, due to government and health requirements and guidelines, we elected to offer only limited curbside pickup at some locations and restrict operating hours, where necessary. We also made some difficult decisions to strategically reduce our workforce to right-size our operations to preserve liquidity in the short-term but, more importantly, position ourselves to thrive in a post-pandemic retail environment. As a result, our total employee headcount declined more than 30% from the end of Fiscal 2019 to the end of Fiscal 2020.

Commitment to our Core Values

Our actions are guided by our company’s core values:

●	Integrity – Build trust through honest relationships. Do the right thing.
●	Respect – Have respect for oneself and for one another. Lead by example. Exercise humility.
●	Inclusion – Root our relationships with one another in understanding, awareness and mutual respect. Value and embrace diversity. Welcome the respectful, open expression of differing ideas and perspectives.
●	Accountability – Own our words, decisions and actions. Earn our reputation.
●	Teamwork – Show up for each other. Solve problems through good and transparent communication. Know we are strongest when we work as a team.
●	Curiosity – Improve and innovate. Simplify and streamline. Embrace change. Challenge ourselves.

We believe that our adherence to these core values in everything we do as a company furthers our good relations with employees, suppliers and customers.

Talent and Development

We are always looking for great people to join our team. We recognize that in order to remain competitive, we must attract, develop and retain top caliber employees in our design, marketing, merchandising, information technology and other functions, as well as in our retail stores, restaurants and distribution centers. Competition for talented employees is intense.

In furtherance of attracting and retaining employees committed to our core values and business strategy, we maintain competitive compensation programs that include a variety of components, including competitive pay consistent with skill level, experience and knowledge, as well as comprehensive benefit plans consisting of health and welfare plans, retirement benefits and paid leave for our employee base in the United States.

In 2018, we launched an ongoing initiative to assess how well we’re doing in managing performance, developing our people and putting our talent to its highest and best use across our company. Our aim is greater employee engagement and ultimately a more effective organization. As part of our commitment to our people, throughout our brands and businesses, we provide employees with training, growth and development opportunities, including on-the-job training, learning and development programs, and other educational programs.

Health and Safety

We are committed to maintaining a clean, safe and healthy work environment for all of our employees. In the interest of the health and safety of our employees, we made the preemptive decision prior to government mandate to close all of our retail store and restaurant operations in North America starting on March 17, 2020. For our distribution centers that continued to operate to service our e-commerce operations, as well as our retail stores, restaurants and corporate office operations that reopened at various points during Fiscal 2020, we have been carefully monitoring guidelines published by the Center for Disease Control and Prevention and have established a number of safety protocols, including face covering and physical distance policies, enhanced cleaning, daily self-health checks and temperature screenings. We continue to review, monitor and revise our protocols, as appropriate.

Diversity & Inclusion

Our ongoing commitment to having the best people includes a commitment to equal opportunity. We believe in a diverse and inclusive workplace that respects and invites differing ideas and perspective.

As of January 30, 2021, our global workforce was self-disclosed as 38% male, 62% female and less than 1% undisclosed or choosing not to identify. Among our management employees, who comprise approximately 20% of our workforce, the self-disclosed figures were 33% male, 67% female and less than 1% undisclosed or choosing not to identify. As of January 30, 2021, in the United States, which is the only jurisdiction in which our employees self-disclose ethnicity, the self-disclosed ethnicity of our workforce was 62% white (not Hispanic or Latino) and 38% non-white, whereas for management employees in the United States, the self-disclosed ethnicity figures were 78% white (not Hispanic or Latino) and 22% non-white.

We make a concerted effort to encourage the exchange of ideas and to actively listen to employee dialogue, provide appropriate training and ensure that the interests of all our employees are supported and advanced. We hope to maintain an environment where there is a sense of belonging and all voices are heard and valued.

Additional Information

For more information on our human capital management efforts, visit the Corporate Responsibility section of our website at https://www.oxfordinc.com/corporate-responsibility.

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

Risks Related to our Industry and Macroeconomic Conditions

The COVID-19 pandemic has had, and will continue to have, a material adverse effect on our business, revenues, financial condition and results of operations.

The ongoing COVID-19 pandemic has severely restricted the level of economic activity around the world. In response to this pandemic, governments and public health officials of many countries, states, cities and other geographic regions have taken preventative or protective actions to mitigate the spread and severity of the coronavirus, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Due to the COVID-19 pandemic, we temporarily closed all our retail stores and restaurants in the First Half of Fiscal 2020.

Although almost all of our stores and restaurants are open at this time, the operations of our stores continue to be impacted by requirements imposed by state and local governments with respect to occupancy levels, indoor dining and health and safety measures. In addition, our business is particularly sensitive to reductions in discretionary consumer spending, and we cannot predict the duration or severity of the impact of the COVID-19 pandemic on our business. There continue to be numerous uncertainties associated with the COVID-19 pandemic, including the timing and efficacy of vaccine distribution in the regions where we operate, the willingness of the public to be vaccinated, the potential spread of new variants of COVID-19, and the actions of governments and third parties in response to any resurgence of COVID-19 cases or spread of new variants. Further, even after containment of the virus, any prolonged reduction in consumer traffic, consumer willingness to visit malls and shopping centers or levels of consumer discretionary spending would result in a further loss of revenues.

The COVID-19 pandemic has also impacted, and may continue to impact, our office locations, distribution centers and shipping vendors, which may negatively impact our ability to meet consumer demand and may increase our costs of production and distribution. Our fulfillment of customer orders depends on third party shipping vendors. Service delays or disruptions, restrictions on services available to us or price increases imposed by these vendors due to increased demand or operational challenges as a result of the COVID-19 pandemic could lead to higher expenses or an inability to deliver merchandise to our customers. Any failure to deliver customer orders on a timely and consistent basis could result in returns, requests for refunds, cancellation of orders or lost sales and could harm our reputation and relationships with our customers.

Any of the negative impacts of the COVID-19 pandemic, alone or in combination with others, could exacerbate many of the other risk factors discussed in this report. The full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted.

Our business and financial condition are heavily influenced by general economic and market conditions which are outside of our control.

We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns, particularly in the United States. The demand for apparel products changes as regional, domestic and international economic conditions change and may be significantly impacted by trends in consumer confidence and discretionary consumer spending patterns, which may be influenced by employment levels; recessions; inflation; fuel and energy costs; interest rates; tax rates; personal debt levels; savings rates; stock market and housing market volatility; shifting social ideology; and general uncertainty about the future. The factors impacting consumer confidence and discretionary consumer spending patterns are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy. In addition, as the growth in our direct to consumer operations continues to outpace our other operations, we have increased exposure to the risks associated with a volatile and unpredictable economic environment. Any decline in consumer confidence or change in discretionary consumer spending patterns could reduce our sales and/or adversely affect our business and financial condition.

The agenda of the new U.S. presidential administration includes a number of potential policy and legislation changes, including changes to U.S. tax legislation that could adversely affect our effective tax rate and to economic policies which could impact general economic conditions. Any such changes to U.S. policy or legislation could have a greater effect on us compared to our peers as a result of the concentration of our operations in the United States.

We operate in a highly competitive industry and may face competition from companies with significantly greater resources than us.

We operate in a highly competitive industry in which the principal competitive factors are the reputation, value and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference;

price; quality; marketing; product fulfillment capabilities; and customer service. The highly competitive apparel industry is characterized by low barriers to entry, with new competition entering the marketplace regularly. There are numerous domestic and foreign apparel designers, manufacturers, distributors, importers, licensors and retailers, some of whom are also our customers. Some of these companies may be significantly larger or more diversified than us and/or have significantly greater financial resources than we do. Competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.

Failure to anticipate and adapt to changing fashion trends and consumer preferences could harm our reputation and financial performance.

We believe that our ability to compete successfully is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers when and where they seek it. Although certain of our products carry over from season to season, the apparel industry is subject to rapidly changing fashion trends and shifting consumer expectations, as evidenced by the recent acceleration of casualization trends in the apparel industry in the midst of the COVID-19 pandemic. There can be no assurance that we will be able to successfully evaluate and adapt our products to align with consumer preferences and changes in consumer demographics. Any failure on our part to develop and market appealing products could harm the reputation and desirability of our brands and products and/or result in weakened financial performance.

Our operations and those of our suppliers, vendors and wholesale customers may be affected by changes in weather patterns, natural or man-made disasters, civil unrest, public health crises, war, terrorism or other catastrophes.

Our sales volume and operations and the operations of third parties on whom we rely, including our suppliers, vendors, licensees and wholesale customers, may be adversely affected by unseasonable or severe weather conditions, natural or man-made disasters, public health crises, war, terrorist attacks, including heightened security measures and responsive military actions, or other catastrophes which may cause consumers to alter their purchasing habits or result in a disruption to our operations. Our business may also be adversely affected by instability, disruption or destruction, regardless of cause, including civil insurrection or unrest. These events may result in closures of our retail stores, restaurants, offices or distribution centers and/or declines in consumer traffic, which could have a material adverse effect on our business, results of operations or financial condition. Because of the seasonality of our business, the concentration of a significant proportion of our retail stores and wholesale customers in certain geographic regions, including a resort and/or coastal focus for most of our lifestyle brands, and the concentration of our sourcing and distribution center operations, the occurrence of such events could disproportionately impact our business, financial condition and operating results.

Risks Related to our Business Strategy and Operations

Our inability to execute our direct to consumer and portfolio-level strategies in response to shifts in consumer shopping behavior could adversely affect our financial results and operations.

One of our key long-term initiatives over the last several years has been to grow our branded businesses through distribution strategies that allow our consumers to access our brands whenever and wherever they choose to shop. Our ability to anticipate and transform our business in response to the manner in which retail consumers seek to transact business and access products requires us to introduce new retail, restaurant and other concepts in suitable locations; anticipate and implement innovations in sales and marketing technology to align with our consumers’ shopping preferences; invest in appropriate digital and other technologies; establish the infrastructure necessary to support growth; maintain brand specific websites and mobile applications that offer the functionality and security customers expect; and effectively enhance our advertising and marketing activities, including our social media presence, to maintain our current customers and attract and introduce new consumers to our brands and offerings.

Even prior to the emergence of the COVID-19 pandemic, the retail apparel market was evolving very rapidly in ways that are disruptive to traditional fashion retailers. These changes included sustained declines in bricks and mortar retail traffic; entry into the fashion retail space by large e-commerce retailers and others with significant financial resources and enhanced distribution capabilities; increased investment in technology and multi-channel distribution strategies by large, traditional bricks and mortar and big box retailers; ongoing emphasis on off-price and fast fashion channels of distribution, in particular those who offer brand label products at clearance; and increased appeal for consumers of products that incorporate sustainable materials and processes in the supply chain and/or otherwise reflect their social or personal values. In response, traditional fashion retailers and competing brands have increasingly offered greater transparency for consumers in product pricing and continue to engage in increased promotional activities, both online and in-store. These trends accelerated during the COVID-19 pandemic and are likely to continue to evolve in ways that may not yet be evident. Any inability on our part to effectively adapt to rapidly evolving consumer behavioral trends may result in lost sales, increase our costs and/or adversely impact our results of operations, financial condition, reputation and credibility.

Failure to maintain the reputation or value of our brands could harm our business operations and financial condition.

Our success depends on the reputation and value of our brand names. The value of our brands could be diminished by actions taken by us or by our licensees, wholesale customers or others who have an interest in our brands. Actions that could cause harm to our brands include failing to respond to emerging fashion trends or meet consumer quality expectations; selling products bearing our brands through distribution channels that are inconsistent with customer expectations; becoming overly promotional; or setting up consumer expectations for promotional activity for our products. It is possible that certain actions taken by us in response to the COVID-19 pandemic could impair the reputation or image of our brands despite our focus on protecting the long-term value of our brands. In addition, social media is a critical marketing and customer acquisition strategy in today’s technology-driven retail environment, and the value of our brands could be adversely affected if we do not effectively communicate our brand message through social media vehicles, including with respect to our social responsibility and sustainability initiatives. The significant concentration in our portfolio heightens the risks we face if one of our brands is adversely impacted by actions we or third parties take with respect to that brand.

The improper or detrimental actions of a licensee or wholesale customer could also significantly impact the perception of our brands. While we enter into comprehensive license and similar collaborative agreements with third party licensees covering product design, product quality, brand standards, sourcing, social compliance, distribution, operations, manufacturing and/or marketing requirements and approvals, there can be no guarantee our brands will not be negatively impacted through our association with products or concepts outside of our core apparel products and by the market perception of the third parties with whom we associate. In addition, we cannot always control the marketing and promotion of our products by our wholesale customers, and actions by such parties that adversely affect the appeal of our products could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales, gross margins and business operations. We may also elect to enter into retail or wholesale distribution arrangements, or joint ventures, with third parties for certain international markets, and such arrangements are subject to a number of risks and uncertainties, including our reliance on the operational skill and expertise of a local operator, the ability of the operator to appropriately represent our brands in those markets and any protective rights to which the third party may be entitled.

We may be unable to grow our business through organic growth, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

A key component of our business strategy is organic growth in our brands, the importance of which is heightened as we seek to return to full operating performance and gross margins following contractions in our business and the industry as a result of the COVID-19 pandemic. Organic growth may be achieved by, among other things, increasing sales in our direct to consumer channels; selling our products in new markets; increasing our market share in existing markets; expanding the demographic appeal of our brands; expanding our margins through product cost reductions, price increases or otherwise; expanding the customer reach of our brands through new and enhanced advertising initiatives; and increasing the product offerings and concepts within our various operating groups, such as the opening of additional Marlin Bars at Tommy Bahama and owned retail stores at Southern Tide. Successful growth of our business is also subject to our ability to implement plans for expanding and/or maintaining our existing businesses at satisfactory levels. We may not be successful in achieving suitable organic growth, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.

In addition, investments we make in technology, advertising and infrastructure, retail stores and restaurants, office and distribution center facilities, personnel and elsewhere may not yield the full benefits we anticipate, and sales growth may be outpaced by increases in operating costs, putting downward pressure on our operating margins and adversely affecting our results of operations. If we are unable to increase our revenues organically, we may be required to pursue other strategic initiatives, including reductions in costs and/or acquisitions, in order to grow our business. These initiatives may not be available to us on desirable terms, inhibiting our ability to increase profitability.

Failure to successfully execute our strategic initiative to improve Tommy Bahama’s operating performance may have an adverse impact on our growth and profitability.

Tommy Bahama, which represented 56% of our net sales in Fiscal 2020 and maintains a larger bricks and mortar footprint and fixed cost structure, faced several years of lower operating margins. Entering Fiscal 2020, we were in the process of implementing and executing a multi-year initiative to improve Tommy Bahama’s operating performance and long-term growth prospects, which included an enhanced outlet and clearance strategy, improved gross margin through selective price increases and reduced product costs, selective right-sizing of our store footprint, controlling and reducing overhead and operating expenses, implementing marketing initiatives targeting new customer acquisition and improving the Tommy Bahama customer experience. A strategic initiative of this nature is inherently challenging and faces significant potential risks, with the COVID-19 pandemic magnifying the challenges facing Tommy Bahama and requiring adaptability to today’s more digital retail environment. Any failure in our execution of this strategy, including delays and/or cost overruns, may adversely affect our ability to achieve long-term sustainable sales and operating margin growth and at the same time may detract from our focus and execution of other strategic initiatives.

The acquisition of new businesses is inherently risky, and we cannot be certain that we will realize the anticipated benefits of any acquisition.

Growth of our business through acquisitions of lifestyle brands that fit within our business model is a component of our long-term business strategy. The competitive climate for desirable acquisition candidates drives higher market multiples, and we may pay more to consummate an acquisition than the value we derive from the acquired business. Acquisitions may cause us to incur debt or make dilutive issuances of our equity securities. Additionally, as a result of acquisitions, we may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence.

In addition, the benefits of an acquisition may not materialize to the extent or within the time periods anticipated. Integrating acquired businesses is a complex, time-consuming and expensive process. The integration process for newly acquired businesses could create a number of challenges and adverse consequences for us associated with the integration of product lines, support functions, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired business and our existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; operating business in new geographic territories; diversion of the attention of our management from other areas of our business; and the impairment of relationships with customers of the acquired and existing businesses. Furthermore, certain acquisitions may also be structured utilizing contingent consideration based on the acquired business’ post-acquisition results, and the principals from whom we acquired such a business, many of whom may continue to operate the business as our employees, may have differing interests than those of our shareholders because of such arrangements.

As the fashion retail environment evolves, our investment criteria for acquisitions has grown to include smaller brands and non-controlling investments in burgeoning brands seeking debt or equity financing. The limited operating history, less experienced management teams and less sophisticated systems, infrastructure and relationships generally associated with such brands may heighten the risks associated with acquisitions generally. Minority investments present additional risks, including the potential disproportionate distraction to our management team relative to the potential financial benefit; the potential for a conflict of interest; the damage to our reputation of associating with a brand which may take actions inconsistent with our values; and the financial risks associated with making an investment in an unproven business model.

The divestiture or discontinuation of businesses and product lines, such as our exit of the Lanier Apparel business, could result in unexpected liabilities and adversely affect our financial condition, cash flows and results of operations.

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

In December 2020, we announced that we are exiting the Lanier Apparel business, which is expected to be completed during the Second Half of Fiscal 2021. We took significant charges and established reserves during the Second Half of Fiscal 2020 and have also made estimates as to the future financial impact of an orderly exit. However, if we are unable to effectively, efficiently and timely execute the wind down of our Lanier Apparel business, we may incur additional costs and cash outflows. Given the significant uncertainties about the retail environment during the pendency of the COVID-19 pandemic, there can be no assurance that we will complete the Lanier Apparel exit in a timely fashion in accordance with our current plans. Our announcement and subsequent actions in furtherance of the wind down may subject us to substantial risks and uncertainties that may result in a material adverse effect on our financial condition, cash flows and results of operations, including our ability to retain Lanier Apparel employees through the wind down; the potential for other losses in excess of our current expectations, including those resulting from third party relationships impacted by our decision; and the diversion of senior management’s attention from our ongoing operations while executing the exit from the Lanier Apparel business.

The loss of one or more of our key wholesale customers, or a significant adverse change in a customer’s financial position, could negatively impact our net sales and profitability.

We generate a significant percentage of our wholesale sales, which was 23% of our net sales in Fiscal 2020, from a few key customers, with our three largest customers representing 13%, 10% and 8%, respectively of our consolidated wholesale sales in Fiscal 2020. Over the last several years, department stores and other large retailers have faced increased competition from online competitors, declining sales and profitability and tightened credit markets, resulting in store closures, bankruptcies and financial restructurings. These challenges have been exacerbated by the COVID-19 pandemic and resulting economic downturn. Restructuring of our customers’ operations, continued store closures or increased direct sourcing by customers could negatively impact our net sales and profitability.

We also extend credit to most of our key wholesale customers without requiring collateral, which results in a large amount of receivables from just a few customers. A significant adverse change in a customer’s financial position or ability to satisfy its obligations to us could cause us to limit or discontinue business with that customer, in some cases after we have already made product purchase commitments for inventory; require us to assume greater credit risk relating to that customer’s receivables; or limit our ability to collect amounts related to shipments to that customer. In addition, a decision by one or more of our key wholesale customers to terminate its relationship with us or to reduce its purchases from us or our licensees, whether motivated by competitive considerations, a change in desired product assortment, quality or style issues, financial difficulties, economic conditions or otherwise, could also adversely affect our business.

Our business could be harmed if we fail to maintain proper inventory levels.

Many factors, such as economic conditions, fashion trends, consumer preferences, the financial condition of our wholesale customers and weather, make it difficult to accurately forecast demand for our products. In order to meet the expected demand for our products in a cost-effective manner, we make commitments for production several months prior to our receipt of goods and typically without firm commitments from our customers. Depending on the demand for our products, we may be unable to sell the products we have ordered or that we have in our inventory, which may result in inventory markdowns, costs incurred to cancel inventory purchases or the sale of excess inventory at discounted prices and through off-price channels. These events, many of which were exacerbated by the COVID-19 pandemic, could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate demand for our products or if we are unable to access our products when we need them, for example due to a third party manufacturer’s inability to source materials or produce goods in a timely fashion or as a result of delays in the delivery of products to us, we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost sales, any of which could harm our business. These risks relating to inventory may also escalate as our direct to consumer sales, for which we do not have any advance purchase commitments, continue to increase as a proportion of our consolidated net sales.

We are subject to risks associated with leasing real estate for our retail stores and restaurants.

We lease all of our retail store and restaurant locations. Successful operation of our retail stores and restaurants depends, in part, on our ability to identify desirable, brand appropriate locations; the overall ability of the location to attract a consumer base sufficient to make sales volume profitable; our ability to negotiate satisfactory lease terms and employ qualified personnel; and our ability to timely construct and complete any build-out and open the location in accordance with our plans. A decline in the volume of consumer traffic at our retail stores and restaurants, due to economic conditions, shifts in consumer shopping preferences or technology, a decline in the popularity of malls or lifestyle centers in general or at those in which we operate, the closing of anchor stores or other adjacent tenants or otherwise, all of which have been exacerbated by the COVID-19 pandemic, have had and could continue to have a negative impact on our sales, gross margin and results of operations. Our growth may be limited if we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level or the local market reception to a new retail store opening is inconsistent with our expectations.

Our retail store and restaurant leases generally represent long-term financial commitments, with substantial costs at lease inception for a location’s design, leasehold improvements, fixtures and systems installation and recurring fixed costs. On an ongoing basis, we review the financial performance of our retail and restaurant locations in order to determine whether continued operation is appropriate. Even if we determine that it is desirable to exit a particular location, we may be unable to close an underperforming location due to continuous use clauses and/or because negotiating an early termination would be cost prohibitive. In addition, due to the fixed-cost structure associated with these operations, negative cash flows or the closure of a retail store or restaurant could result in impairment of leasehold improvements, impairment of operating lease assets and/or other long-lived assets, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results. Furthermore, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could force us to close retail stores and/or restaurants in desirable locations.

As a result of temporary retail store and restaurant closures and ongoing depressed consumer traffic due to the COVID-19 pandemic, we determined that the payment of rents that might have otherwise been due under our retail store and restaurant leases was inappropriate. Accordingly, with limited exceptions where alternative arrangements with our landlords had been finalized, we discontinued rent payments starting in April 2020. We have negotiated equitable rental arrangements with substantially all of the landlords for our retail and restaurant locations and are confident that we will be able to resolve these matters with the landlords for our remaining locations. However, there can be no assurances, and some of these outstanding landlords may choose to claim that our non-payment constitutes a default under our leases. Successful claims against us, if any, could materially affect our business, operations, financial condition and future growth. Even where successful, litigation could be costly, distract our management and result in reputational harm. In addition, if a resurgence of COVID-19 cases or the spread of new variants require us to close our stores and restaurants or further restrict our operations, we may not be able to negotiate further equitable arrangements with our landlords in respect of such future closures or restrictions.

We make use of debt to finance our operations, which exposes us to risks that could adversely affect our business, financial position and operating results.

The continued growth of our business depends on our access to sufficient funds. Our levels of debt vary as a result of the seasonality of our business, investments in our operations and working capital needs, and the terms or forms of our financing arrangements may change. If the need arises in the future to finance expenditures in excess of those supported by our existing credit facility, we may need to seek additional funding through debt or equity financing. Our ability to obtain that financing will depend on many factors, including prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. The terms of any such financing or our inability to secure such financing could adversely affect our ability to execute our strategies, and the negative covenants in our debt agreements, now or in the future, may increase our vulnerability to adverse economic and industry conditions and/or limit our flexibility in carrying out our business strategy and plans.

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

A portion of our indebtedness under the U.S. Revolving Credit Agreement at any time may use the London Interbank Offered Rate (LIBOR) as the benchmark for establishing the interest rate. Recent regulatory reform efforts may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the use of an alternative reference rate(s). As the future of LIBOR at this time is uncertain, the potential effect of any future changes cannot yet be determined but could adversely impact our interest expense and, thus, our results of operations.

Risks Related to Cybersecurity and Information Technology

Cybersecurity attacks and/or breaches of information security or privacy could disrupt our operations, cause us to incur additional expenses, expose us to litigation and/or cause us financial harm.

Cybersecurity attacks continue to become increasingly sophisticated, and experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our assets, including confidential information, or disrupt our systems. We collect, use, store and transmit sensitive and confidential personal information of our customers, employees, suppliers and others as an ongoing part of our business operations, and we are regularly subject to attempts by attackers to gain unauthorized access to our networks, systems and data, or to obtain, change or destroy confidential information. In addition, customers may use devices or software that are beyond our control environment to purchase our products, which may provide additional avenues for attackers to gain access to confidential information.

Despite our implementation of security measures, if an actual or perceived data security breach occurs, whether as a result of cybersecurity attacks, computer viruses, vandalism, ransomware, human error or otherwise, or if there are perceived vulnerabilities in our systems, the image of our brands and our reputation and credibility could be damaged, and, in some cases, our continued operations may be impaired or restricted. Ongoing and increasing costs to enhance cybersecurity protection and prevent, eliminate or mitigate vulnerabilities and comply with required security or other measures under state, federal and international laws, which may include deploying additional personnel and protection technologies, training employees and engaging third party experts and consultants, are significant. Although we have business continuity plans and other safeguards in place, our operations may be adversely affected by an actual or perceived data security breach. Costs to resolve any litigation or to investigate any actual or perceived breach could result in significant financial losses and expenses, as well as lost sales. While we continue to evolve and modify our business continuity plans, there can be no assurance in an escalating threat environment that they will be effective in avoiding disruption and business impacts.

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

Our operations are reliant on information technology, and any interruption or other failure could have an adverse effect on our business or results of operations.

The efficient operation of our business depends on information technology. This requires us to devote significant financial and employee resources to information technology initiatives and operations. Information systems are used in all stages of our operations and as a method of communication, both internally and with our customers, service providers and suppliers. Many of our information technology solutions are operated and/or maintained by third parties, including our use of cloud-based solutions. Additionally, each of our operating groups uses e-commerce websites, point-of-sale systems, enterprise order management systems, warehouse management systems and wholesale ordering systems to acquire, manage, sell and distribute goods. Our management also relies on information systems to provide relevant and accurate information in order to allocate resources, manage operations and forecast, account for and report our operating results. Service interruptions may occur as a result of a number of factors, including power outages, consumer traffic levels, computer viruses, sabotage, hacking or other unlawful activities by third parties, human error, disasters or failures to properly install, upgrade, integrate, protect, repair or maintain our various systems, networks and e-commerce websites. All of these events could have a material adverse effect on our financial condition and results of operations.

Reliance on outdated technology or failure to upgrade our information technology systems and capabilities could impair the efficient operation of our business and our ability to compete.

Any failure to timely upgrade our technology systems and capabilities may impair our ability to market, sell and deliver products to our customers, efficiently conduct our operations and/or meet the needs of our management. We regularly evaluate upgrades or enhancements to our information systems to more efficiently and competitively operate our businesses, including periodic upgrades to digital commerce and marketing, warehouse management, guest relations, omnichannel and/or enterprise order management systems in our businesses. Digital commerce and marketing has continued to increase in importance to our business, and if we fail to develop and maintain the digital strategies, systems, expertise and capabilities necessary for us to compete effectively in this arena, our results of operations could be adversely impacted. Upgrades to our systems may be expensive undertakings, may not be successful and/or could be abandoned, as we did in the Fourth Quarter of Fiscal 2020 with a Tommy Bahama information technology project. We may also experience difficulties during the implementation, upgrade or subsequent operation of our systems, including the risk of introducing cybersecurity vulnerabilities into our systems or the loss of certain functionality, information from our legacy systems and/or efficient interfaces with third party and continuing systems. Temporary processes or solutions, including manual operations, which may be required to be instituted in the short term could also significantly increase the risk of loss or corruption of data and information.

Remote work arrangements could inhibit our ability to effectively operate our business and result in enhanced cybersecurity risks.

In March 2020, we temporarily closed our corporate offices and implemented remote work arrangements for our corporate and office employees as a result of the COVID-19 pandemic. The majority of our corporate and office employees continue to perform some or all of their duties on a remote basis, and we anticipate continuing to implement remote work arrangements for a substantial portion of our employees in the future. If remote work arrangements negatively impact the performance or management of our employees, whether as a result of technological challenges, unsuitable work environments or other limitations, our ability to carry out key functions and successfully manage our operations could be compromised. In addition, remote work arrangements could exacerbate our existing cybersecurity and privacy risks, including by introducing vulnerabilities in our systems due to the use of laptops, mobile devices and remote work environments. Cybersecurity attacks or data security incidents resulting from a failure to manage these risks could negatively impact our business and results of operations.

Risks Related to our Sourcing and Distribution Strategies

Our reliance on third party producers in foreign countries to meet our production demands exposes us to risks that could disrupt our supply chain, increase our costs and negatively impact our operations.

We source substantially all of our products from non-exclusive, third party producers located in foreign countries. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term supply contracts but instead conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We also depend on the ability of these third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity, and in some cases, the products we purchase and the raw materials that are used in our products are available only from one source or a limited number of sources. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of available production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. In addition, we may experience disruptions in our supply chain as we continue to diversify the jurisdictions from which we source products. Any such difficulties may impact our ability to deliver quality products to our customers on a timely basis, negatively impact our customer relationships and result in lower net sales and profits.

Any disruption or failure in our primary distribution facilities may materially adversely affect our business or operations.

We rely on our primary distribution facilities in order to support our direct to consumer and wholesale operations, meet customer fulfillment expectations, manage inventory, complete sales and achieve operating efficiencies. We may have a greater risk than our peers due to the concentration of our distribution facilities, as substantially all of our products for each operating group are distributed through one or two principal distribution centers. The primary distribution facilities that we operate are as follows: a distribution center in Auburn, Washington dedicated to our Tommy Bahama products; a distribution center in King of Prussia, Pennsylvania dedicated to our Lilly Pulitzer products; a distribution center in Toccoa, Georgia dedicated to our Lanier Apparel products; and a distribution center in Lyons, Georgia primarily dedicated to our Lilly Pulitzer and Southern Tide products. Although we continue to enhance our enterprise order management capabilities to deliver products from other physical locations, our ability to effectively support our direct to consumer and wholesale operations, meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of these distribution facilities, each of which manages the receipt, storage, sorting, packing and distribution of finished goods.

If any of our primary distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, including as a result of natural or man-made disasters, pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), human error, or cybersecurity attacks or computer viruses, or if we are unable to receive or ship the goods in a distribution center, as a result of a technology failure or otherwise, we could experience a substantial loss of inventory, a reduction in sales, higher costs, insufficient inventory at our retail stores to meet consumer expectations and longer lead times associated with the distribution of our products. In addition, for the distribution facilities that we operate, there are substantial fixed costs associated with these large, highly automated distribution centers, and we could experience reduced operating and cost efficiencies during periods of economic weakness. Any disruption to our distribution facilities or in their efficient operation could negatively affect our operating results and our customer relationships.

Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.

We and our third party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. The cost of the materials and components that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, can fluctuate. We historically have not entered into any futures contracts to hedge commodity prices, and in recent years, we have seen significant variability in the costs of certain raw materials, including cotton and oil. These pricing fluctuations could continue in future years.

We have also seen increases in the cost of labor in our retail, restaurant and distribution center operations as well as at many of our suppliers in recent years. Employment costs are affected by labor markets, as well as various federal, state and foreign laws governing matters such as minimum wage rates, overtime compensation and other requirements. In addition, in recent years, there has been significant political pressure and legislative action to increase the minimum wage rate in many of the jurisdictions in which we operate, and the new U.S. presidential administration may advocate for similar wage rate increases on a federal level. We have also experienced increases in freight costs and distribution and logistics functions as a result of the COVID-19 pandemic and other factors and may continue to see such cost pressures, including as a result of the recent blockage of freight through the Suez Canal. Although we attempt to mitigate the effect of increases in our cost of goods sold, labor costs, occupancy costs, other operational costs and SG&A items through sourcing initiatives and by selectively increasing the prices of our products, we may be unable to fully pass on these costs to our customers, and material increases in our costs may reduce the profitability of our operations and/or adversely impact our results of operations.

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

We are exposed to certain currency exchange risks in conducting business outside of the United States. The substantial majority of our product purchases are from foreign vendors and are denominated in U.S. dollars. If the value of the U.S. dollar decreases relative to certain foreign currencies in the future, then the prices that we negotiate for products could increase and we may be unable to pass this increase on to customers, which would negatively impact our margins. However, if the value of the U.S. dollar increases between the time a price is set and payment for a product, the price we pay may be higher than that paid for comparable goods by competitors that pay for goods in local currencies, and these competitors may be able to sell their products at more competitive prices. An increase in the value of the U.S. dollar compared to other currencies in which we have sales could also result in lower levels of sales and earnings reported in our consolidated statements of operations and lower gross margins. Additionally, currency fluctuations could also disrupt the business of our independent manufacturers by making their purchases of raw materials more expensive and difficult to finance.

Our geographic concentration of retail stores, restaurants and wholesale customers exposes us to certain regional risks.

Our operations and retail and restaurant locations are heavily concentrated in the United States and certain geographic areas within the United States, including Florida, California, Texas and Hawaii for our Tommy Bahama operations and Florida, Massachusetts and Virginia for our Lilly Pulitzer operations. Additionally, the wholesale sales for each of Tommy Bahama, Lilly Pulitzer and Southern Tide are also geographically concentrated, including in geographic areas where we have concentrations of our own retail store locations. Due to these concentrations, as well as our brands’ association with the resort lifestyle and destinations, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, public health crises, changing demographics and other factors.

Risks Related to Regulatory, Tax and Financial Reporting Matters

Our business is subject to various federal, foreign, state and local laws and regulations, and the costs of compliance with, or the violation of, such laws and regulations could have an adverse effect on our costs or operations.

We are subject to stringent standards, laws and other regulations, including those relating to health, product performance and safety, labor, employment, privacy and data security, anti-bribery, consumer protection, taxation, customs, logistics and other operational matters. These laws and regulations, in the United States and abroad, are complex and often vary widely by jurisdiction, making it difficult for us to ensure that we are currently or will in the future be compliant with all applicable laws and regulations in all the states and countries in which we operate. In addition to the local laws of the foreign countries in which we operate, we are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. If any of our international operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

We may be required to make significant expenditures and devote significant time and management resources to comply with existing or future laws or regulations, and a violation of applicable laws and regulations by us, or any of our suppliers or licensees, may restrict our ability to import products, require a recall of our products, lead to fines or otherwise increase our costs, negatively impact our ability to attract and retain employees or materially limit our ability to operate our business. In addition, regardless of whether any allegations of violations of the laws and regulations governing our business are valid or whether we ultimately become liable, we may be materially affected by negative publicity as a result of such allegations.

In particular, the regulatory environment governing our use of individually identifiable data is complex, and compliance with new and modified state, federal and international privacy and security laws, such as the General Data Protection Regulation in the E.U. and the California Consumer Privacy Act and similar laws being contemplated in other states, may require us to modify our operations and/or incur costs to make necessary systems changes and implement new administrative processes. In addition, because we process and transmit payment card information, we are subject to the payment card industry data security standard and card brand operating rules, which provide for a comprehensive set of rules relating to the retention and/or transmission of payment card information. If we do not comply with the applicable standards, we may be subject to fines or restrictions on our ability to accept payment cards, which could have a material adverse effect on our operations.

Changes in international trade regulation could increase our costs and disrupt our supply chain.

Due to our international sourcing activities, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate. These risks include imposition of additional or new antidumping, countervailing or other duties, tariffs, taxes, quota restrictions; government-imposed restrictions as a result of public health issues, such as the ongoing COVID-19 outbreak; changes in customs procedures for importing apparel products; restrictions on the transfer of funds to or from foreign countries; and the issuance of sanctions and trade orders. Any of these factors may disrupt our supply chain, and we may be unable to offset any associated cost increases by shifting production to suitable manufacturers in other jurisdictions in a timely manner or at acceptable prices, and future regulatory actions or changes in international trade regulation may provide our competitors with a material advantage over us or render our products less desirable in the marketplace.

Any violation or perceived violation of our codes of conduct or environmental and social compliance programs, including by our manufacturers or vendors, could have a material adverse effect on our brands.

We have a robust legal and social compliance program, including codes of conduct and vendor compliance standards. The reputation of our brands could be harmed if we or our third party manufacturers and vendors, substantially all of which are located outside the United States, fail to meet appropriate product safety, product quality and social compliance standards. Despite our efforts, we cannot ensure that our manufacturers and vendors will at all times conduct their operations in accordance with ethical practices or that the products we purchase will always meet our safety and quality control standards, and any failure to do so could disrupt our supply chain and adversely affect our business operations.

In particular, the U.S. Government has issued withhold release orders in response to concerns regarding forced labor in the Xinjiang Uyghur Autonomous Region of China. While we have diversified the jurisdictions from which we source products, our manufacturing operations remain concentrated in China, and cotton is among the principal raw materials used in many of our goods. The presence or perception of forced labor in our supply chain in spite of our efforts to ensure that our third party manufacturers and vendors meet human rights and labor standards could result in adverse impacts on our business, including the detention of goods at U.S. points of entry, challenges in identifying replacement vendors and harm to our reputation.

Furthermore, consumers are increasingly attuned to the environmental and social impact of the products they purchase and companies with which they do business. A failure to effectively communicate our core principles with our customers and investors or respond to concerns raised with respect to our social responsibility and sustainability initiatives, including through our social media channels, could result in a negative public perception of our brands and products and negatively impact our business.

As a global apparel company, we may experience fluctuations in our tax liabilities and effective tax rate.

As a global apparel company, we are subject to income taxes in the United States and various foreign jurisdictions. We record our income tax liability based on an analysis and interpretation of local tax laws and regulations, which requires a significant amount of judgment and estimation. In addition, we may from time to time modify our operations in an effort to minimize our global income tax expense. Our effective income tax rate in any particular period or in future periods may be affected by a number of factors, including a shift in the mix of revenues, income and/or losses among domestic and international sources during a year or over a period of years; changes in tax laws and regulations and/or international tax treaties; the outcome of income tax audits in various jurisdictions; the difference between the income tax deduction and the previously recognized income tax benefit related to the vesting of equity-based compensation awards; and the resolution of uncertain tax positions, any of which could adversely affect our effective income tax rate and profitability.

Further, changes to U.S. and foreign tax laws and compliance with new tax laws could have a material adverse effect on our tax expense, cash flows and operations. The CARES Act, signed into law in March 2020, favorably impacted our U.S. tax rate for Fiscal 2020 by allowing the carryback of net operating losses to periods prior to U.S. Tax Reform and accelerating depreciation of certain leasehold improvement costs. The issuance of new regulatory guidance on the CARES Act or other changes in interpretations and assumptions regarding the CARES Act and its impact on U.S. tax laws could cause our actual U.S. tax rate to differ significantly from historical rates and estimates. In addition, the Organization for Economic Cooperation and Development has published action plans that, if adopted by countries where we do business, could materially impact our tax obligations in those countries.

Impairment charges for goodwill or long-lived assets could have a material adverse impact on our financial results.

The carrying values of our goodwill and long-lived assets, including those recorded in connection with our acquisition of a business or our bricks and mortar operations, are subject to periodic impairment testing. Impairment testing of goodwill and long-lived assets requires us to make estimates about future performance and cash flows that are inherently uncertain and can be affected by numerous factors, including changes in economic conditions, income tax rates, our results of operations and competitive conditions in the industry. For example, in Fiscal 2020, we recognized $60 million of non-cash impairment charges for goodwill and intangible assets, which reflected the impact of COVID-19 on the operations, plans and strategy of the Southern Tide business. Future impairment charges may have a material adverse effect on our consolidated financial statements or results of operations.

Any failure to maintain liquor licenses or comply with applicable regulations could adversely affect the profitability of our restaurant operations.

The restaurant industry requires compliance with a variety of federal, state and local regulations. In particular, all of our Tommy Bahama restaurants and Marlin Bars serve alcohol and, therefore, maintain liquor licenses. Our ability to maintain our liquor licenses and other permits depends on our compliance with applicable laws and regulations. The loss of a liquor license or other critical permits would adversely affect the profitability of that restaurant. Additionally, as a participant in the restaurant industry, we face risks related to food quality, food-borne illness, injury, health inspection scores and labor relations. The negative impact of adverse publicity relating to allegations of actual or perceived violations at one of our restaurants may extend beyond the restaurant involved to affect some or all of our other restaurants, as well as the image of the Tommy Bahama brand as a whole.

General Risks

Our business depends on our senior management and other key personnel, and failure to successfully attract, retain and implement succession of our senior management and key personnel may have an adverse effect on our operations and ability to execute our strategies.

Our senior management has substantial experience in the apparel and related industries, with our Chairman and Chief Executive Officer Mr. Thomas C. Chubb III having worked with our company for more than 30 years, including in various executive management capacities. Our success depends on disciplined execution at all levels of our organization, including our senior management, and continued succession planning. Competition for qualified personnel is intense, and we compete to attract and retain these individuals with other companies that may have greater financial resources than us. While we believe that we have depth within our management team, the unexpected loss of any of our senior management, or the unsuccessful integration of new leadership, could harm our business and financial performance. In addition, we may be unable to retain or recruit qualified personnel in key areas such as product design, sales, marketing (including individuals with key insights into digital and social media marketing strategies), distribution, technology, sourcing and other support functions, which could result in missed sales opportunities and harm to key business relationships.

We may be unable to protect our trademarks and other intellectual property.

We believe that our trademarks and other intellectual property rights have significant value and are important to our continued success and our competitive position due to their recognition by consumers and retailers. Substantially all of our consolidated net sales are attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree on our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.

We devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts. Despite these efforts, we regularly discover products that infringe our proprietary rights or that otherwise seek to mimic or leverage our intellectual property. Counterfeiting and other infringing activities typically increase as brand recognition increases, and association of our brands with inferior counterfeit reproductions or third party labels could adversely affect the integrity and reputation of our brands.

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

We are subject to periodic litigation, which may cause us to incur substantial expenses or unexpected liabilities.

From time to time, we are involved in litigation matters, which may relate to consumer protection, employment practices, leasing arrangements, intellectual property infringement and contract disputes, and which may include a class action, and we are subject to various claims and pending or threatened lawsuits in the ordinary course of our business operations. Often, these cases raise complex factual and legal issues and, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. Regardless of the outcome or whether the claims have merit, legal proceedings may be expensive and require significant management time.

Our common stock price may be highly volatile, and we may be unable to meet investor and analyst expectations.

Our common stock, which is currently listed on the New York Stock Exchange, may be subject to extreme and unpredictable fluctuations in price. The market price of our common stock may decline if the results of our operations do not meet the expectations of securities analysts or our shareholders, investors are unreceptive to an announcement of changes in our business or our strategic initiatives or securities analysts who follow our company change their estimates of our future performance. Our stock price may also change suddenly as a result of factors beyond our control, including general economic conditions, new or modified legislation impacting our industry, announcements by our competitors, or sales of our stock by existing shareholders.

The stock market has also experienced periods of general volatility which result in fluctuations in stock prices unrelated or disproportionate to operating performance. We cannot provide assurances that there will continue to be an active trading market for our stock, and the price of our common stock may also be affected by illiquidity or perceived illiquidity of our shares. In addition, although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or reduce dividend payments based upon several factors, including the terms of our credit facility and applicable law, the need for funding for our strategic initiatives or other capital expenditures and our future cash needs. Any modification or suspension of dividends could cause our stock price to decline. We also may be subject, from time to time, to legal and business challenges or disruptions in the operation of our company due to actions instituted by activist shareholders or others.

Other factors may have an adverse effect on our business, results of operations and financial condition.

Other risks, many of which are beyond our ability to control or predict, could negatively impact our business and financial performance, including changes in social, political, labor, health and economic conditions; changes in the operations or liquidity of any of the parties with which we conduct our business, or in the access to capital markets for any such parties; increasing costs of customer acquisition, activation and retention; consolidation in the retail industry and other factors. Any of these risks, and others of which we are not aware or that we currently consider to be immaterial, could, individually or in the aggregate, have a material adverse effect on our business, financial condition and results of operations.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

We lease and own space for our direct to consumer locations, distribution centers, and sales/administration offices in various domestic and international locations. We believe that our existing properties are well maintained, are in good operating condition and will be adequate for our present level of operations. We also own certain properties that were previously used in our manufacturing and distribution operations.

In the ordinary course of business, we enter into lease agreements for our direct to consumer operations, including leases for retail, restaurant and Marlin Bar space. The leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement, among other terms and conditions. At times, we may determine that it is appropriate to close certain direct to consumer locations that no longer meet our investment criteria, by either not renewing the lease, exercising an early termination option, negotiating an early termination or otherwise. For existing leases in desirable locations, we anticipate that we will be able to extend our leases, to the extent that they expire in the near future, on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms. The terms and conditions of lease renewals or relocations may not be as favorable as existing leases. Greater detail about the direct to consumer space used by each operating group is included in Part I, Item 1, Business included in this report.

Details of the principal administrative, sales, distribution and manufacturing facilities used in our operations, including approximate square footage, are as follows:

			Square	Lease
Location	Primary Use	Operating Group	Footage	Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	115,000	2026
Auburn, Washington	Distribution center	Tommy Bahama	325,000	2025
King of Prussia, Pennsylvania	Sales/administration and distribution center	Lilly Pulitzer	160,000	Owned
Greenville, South Carolina	Sales/administration	Southern Tide	14,000	2024
Atlanta, Georgia	Sales/administration	Corporate and Other and Lanier Apparel	30,000	2024
Lyons, Georgia	Distribution center	Various	420,000	Owned
Toccoa, Georgia (ceasing operations in Fiscal 2021)	Distribution center	Lanier Apparel	310,000	Owned
Merida, Mexico (ceased operations in Fiscal 2020)	Manufacturing plant	Lanier Apparel	80,000	Owned

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 19, 2021, there were 292 record holders of our common stock.

On March 23, 2021, our Board of Directors approved a cash dividend of $0.37 per share payable on April 30, 2021 to shareholders of record as of the close of business on April 16, 2021. Although we have paid dividends in each quarter since we became a public company in July 1960, including $17 million in total or $1.00 per common share in Fiscal 2020 and $25 million in total or $1.48 per common share in Fiscal 2019, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during Fiscal 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Fourth Quarter of Fiscal 2020, no shares were repurchased pursuant to these plans.

As disclosed in our Annual Report on Form 10-K for Fiscal 2017 and subsequent annual and quarterly reports, in March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of February 1, 2020, no shares of our stock had been repurchased pursuant to this authorization. In February and March 2020, we repurchased 332,000 shares of our common stock for $18 million under an open market stock repurchase program (Rule 10b5-1 plan) pursuant to the Board of Directors’ authorization. During the Fourth Quarter of Fiscal 2020, we did not repurchase any shares of our stock pursuant to this authorization. As of January 30, 2021, $32 million of the authorization remains available for future repurchases of our common stock.

Stock Price Performance Graph

The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years, beginning January 30, 2016 and ending January 30, 2021, of:

●	The S&P SmallCap 600 Index; and
●	The S&P 500 Apparel, Accessories and Luxury Goods.

Comparison of Cumulative Total Return
DOLLARS
250
200
150
100
50
0
1/30/16
1/28/17
2/3/18
2/2/19
2/1/20
1/30/21
Oxford Industries, Inc.
S&P SmallCap 600 Index
S&P 500 Apparel, Accessories & Luxury Goods

	INDEXED RETURNS
	Base Period	Years Ended
Company / Index	1/30/16	1/28/17	2/3/18	2/2/19	2/1/20	1/30/21
Oxford Industries, Inc.	100	78.78	117.38	116.42	106.72	102.47
S&P SmallCap 600 Index	100	135.00	154.01	154.55	164.80	202.99
S&P 500 Apparel, Accessories & Luxury Goods	100	85.20	108.75	101.36	93.38	91.33

Item 6.  Selected Financial Data

Intentionally omitted.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, cash flows, liquidity and capital resources compares Fiscal 2020 to Fiscal 2019 and should be read in conjunction with our consolidated financial statements contained in this report.

The results of operations, cash flows, liquidity and capital resources for Fiscal 2019 compared to Fiscal 2018 are not included in this report on Form 10-K. For a discussion of our results of operations, cash flows, liquidity and capital resources for Fiscal 2019 compared to Fiscal 2018 and certain other financial information related to Fiscal 2019 and Fiscal 2018, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our 2019 Annual Report on Form 10-K, filed with the SEC on March 30, 2020, which is available on the SEC’s website at www.sec.gov and under the Investor Relations section of our website at www.oxfordinc.com.

OVERVIEW

Business Overview

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands and other brands. Tommy Bahama and Lilly Pulitzer, in the aggregate, represent more than 85% of our net sales.

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection, like Tommy Bahama, Lilly Pulitzer and Southern Tide, can command greater loyalty and higher price points at retail and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them. We believe the principal competitive factors in the apparel industry are the reputation, value, and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.

During Fiscal 2020, 77% of our net sales were through our direct to consumer channels of distribution, which consists of our brand-specific full-price retail stores, our e-commerce websites, our Tommy Bahama food and beverage operations and our Tommy Bahama outlets. The remaining 23% of our net sales was generated from our wholesale distribution channels. Our wholesale operations consist of net sales of products bearing our lifestyle brands, which complement our direct to consumer operations and provide access to a larger group of consumers, and the net sales of our Lanier Apparel operating group.

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

The competitive and evolving environment may require that brands and retailers approach their operations, including marketing and advertising, very differently than historical practices and may result in increased operating costs and capital investments to generate growth or even maintain current sales levels. Many of the changes in the industry were accelerated or exacerbated by the COVID-19 pandemic. While this competition and evolution presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment.

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

COVID-19 Pandemic

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations and is the primary reason for a 33% reduction in net sales and a significant net loss in Fiscal 2020 after years of profitable operating results. While our mission remains the enhancement of long-term shareholder value, our focus during this crisis has been (1) the health and well-being of our employees, customers and communities, (2) protecting the reputation, value and image of our brands and (3) preserving liquidity.

Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurant locations. We began reopening our stores and restaurants in early May with additional stores and restaurants reopening throughout the Second Quarter of Fiscal 2020. We have reopened substantially all of our direct to consumer locations in a phased approach in accordance with local government guidelines and with additional safety protocols. Substantially all locations are experiencing reduced traffic, limited operating hours and capacity, and seating and other limitations, with such factors impacting individual locations differently. Certain retail stores and restaurants, including several in Hawaii and California, were required to close again for certain periods in the Third and Fourth Quarters of Fiscal 2020 after local jurisdictions reinstated some closure requirements. There can be no assurance that additional closures will not occur as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. Generally, locations with attached restaurants or Marlin Bars, in outdoor centers and in drivable resort vacation destinations performed better than locations in indoor malls in Fiscal 2020. At the same time, the shift from in-store shopping to online shopping has accelerated during the COVID-19 pandemic resulting in 24% growth in our e-commerce businesses during Fiscal 2020.

There is significant uncertainty as to the duration and severity of the pandemic as well as the associated business disruption, impact on discretionary spending and restrictions on our ongoing operations. Thus, the ultimate impact of the pandemic cannot be reasonably estimated at this time. However, the COVID-19 pandemic is expected to continue to have a material adverse impact on our business, results of operations, cash flows and financial condition for the foreseeable future due to the anticipated lower net sales from our bricks and mortar locations; reduced demand from our wholesale customers, several of which filed for bankruptcy in 2020 or are undergoing restructurings or closures; the uncertainty as to the continued strength of our brands’ e-commerce businesses during the pendency of the pandemic and thereafter; overall changes in consumer spending habits and consumer confidence; any potential disruptions to our supply chain; and a slowdown in the U.S. and global economies.

We took several actions in Fiscal 2020 to mitigate the impact of the COVID-19 pandemic on our business, operations and liquidity, which included:

●	we furloughed and laid off a significant number of our retail, restaurant and office employees;
●	certain salaried employees, including our Chief Executive Officer, Chief Financial Officer and other executives, took temporary reductions in base salary during Fiscal 2020;

●	our Board of Directors elected to reduce its cash retainers for Fiscal 2020;
●	we worked with our suppliers to cancel, delay or suspend future product deliveries;
●	we worked with our wholesale customers to identify suitable changes to our business arrangements;
●	we negotiated equitable rental arrangements with substantially all of our direct to consumer location landlords, believing that the payment of rents for both the closure and subsequent periods is inappropriate due to the impact of the COVID-19 pandemic, and are continuing those discussions with some landlords;
●	under the CARES Act, and other regulations in other countries, we obtained employee retention credits for certain compensation paid to employees even while they were not working during the COVID-19 pandemic and have deferred the payment of the employer portion of FICA;
●	we suspended, cancelled or deferred certain capital expenditure projects, reducing our capital expenditures for Fiscal 2020;
●	during much of Fiscal 2020, we had drawn down certain amounts on our U.S. Revolving Credit Agreement to increase our cash position and preserve financial flexibility; and
●	our Board of Directors reduced the rate of our dividend payable for Fiscal 2020.

Also, we established management committees, reporting to our Chief Executive Officer, to continue to monitor the COVID-19 pandemic and its impact and are taking the necessary measures to protect the health and safety of our employees and customers.

We anticipate that net sales in each of our Tommy Bahama, Lilly Pulitzer and Southern Tide operating groups will continue to be negatively impacted by the COVID-19 pandemic in Fiscal 2021, with the impact being more pronounced in the first half of the year and then beginning to rebound a little more in the second half of the year once more consumers are vaccinated, begin to travel again or otherwise begin to return to a more normal way of life.

Given our net cash position as of January 30, 2021, substantial availability under our U.S. Revolving Credit Agreement and expectation of positive cash flows from operations in Fiscal 2021, among other factors, we believe we have adequate liquidity and the financial discipline to address the near-term challenges related to the COVID-19 pandemic and to position ourselves well to thrive in the post-pandemic retail environment.

Lanier Apparel Exit

In Fiscal 2020, we made the decision to exit our Lanier Apparel business, which is expected to be completed during the second half of Fiscal 2021. In Fiscal 2020 and Fiscal 2019, Lanier Apparel represented 5% and 8%, respectively, of our consolidated net sales. This decision is in line with our stated business strategy of developing and marketing compelling lifestyle brands and takes into consideration the increased challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic. The Lanier Apparel business was primarily focused on moderately priced tailored clothes and related products.

In connection with the planned exit of the Lanier Apparel business, we recorded pre-tax charges of $13 million in the Lanier Apparel operating group during Fiscal 2020. These charges consist of (1) $6 million of inventory markdowns, the substantial majority of which were reversed in Corporate and Other as part of LIFO accounting as the inventory has not been sold as of January 30, 2021, (2) $3 million of employee charges, including severance and employee retention costs, (3) $3 million of operating lease asset impairment charges for leased office space of Lanier Apparel, (4) $1 million of non-cash fixed asset impairment charges, primarily related to leasehold improvements, and (5) $1 million of charges related to our Merida manufacturing facility, which ceased operations in Fiscal 2020. Refer to

Note 11 in our consolidated financial statements included in this report for more information about the Lanier Apparel exit charges.

In addition to these charges incurred in Fiscal 2020, we currently expect to incur incremental Lanier Apparel exit charges totaling approximately $3 million in Fiscal 2021, which are expected to consist of additional employee charges for employees retained during the exit and the acceleration of certain post-exit contractual commitments.

Key Operating Results

The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for Fiscal 2020 compared to Fiscal 2019:

	Fiscal 2020	Fiscal 2019
Net sales	$748,833	$1,122,790
Operating (loss) income	$(123,849)	$93,675
Net (loss) earnings	$(95,692)	$68,493
Net (loss) earnings per diluted share	$(5.77)	$4.05
Weighted average shares outstanding -- diluted	16,576	16,914

The net loss per share in Fiscal 2020 compared to positive net earnings per share in Fiscal 2019 was primarily due to (1) the impact of COVID-19 on the operating results of each of our operating groups resulting in lower sales and lower gross margins, (2) the $60 million Southern Tide impairment charge recognized in the First Quarter of Fiscal 2020, a significant portion of which was non-deductible, (3) the $15 million write off of an information technology project in Tommy Bahama, and (4) $13 million of charges incurred in Fiscal 2020 related to the Lanier Apparel exit, which is expected to be completed in the second half of Fiscal 2021. These items were partially offset by a smaller operating loss in Corporate and Other, which was primarily due to the favorable impact of LIFO accounting primarily due to the reversal of inventory markdowns recognized in the operating groups.

OPERATING GROUPS

We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Our business has historically been operated primarily through our Tommy Bahama, Lilly Pulitzer, Southern Tide and Lanier Apparel operating groups. In Fiscal 2020, we made the decision to exit our Lanier Apparel business, which is expected to be completed during the second half of Fiscal 2021. For additional information about each of our operating groups, see Part I, Item 1. Business and Note 2 to our consolidated financial statements, both included in this report.

STORE COUNT

The table below provides store count information for Tommy Bahama, Lilly Pulitzer and Southern Tide as of the dates specified. The table includes our permanent stores and excludes any pop-up or temporary store locations which have an initial lease term less than or equal to 12 months. Due to the impact of the COVID-19 pandemic, all our stores and restaurants were closed beginning in March 2020. We began reopening our stores and restaurants starting on May 3, 2020 in a phased approach in accordance with local government guidelines and with additional safety protocols implemented with substantially all direct to consumer locations reopened as of January 30, 2021. Certain retail stores and restaurants in some jurisdictions, including Hawaii and California, were required to close again for certain periods in the second half of Fiscal 2020 after local jurisdictions reinstated some closure requirements. Substantially all locations are experiencing reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations differently.

	January 30,	February 1,	February 2,	February 3,
	2021	2020	2019	2018
Tommy Bahama retail stores	105	111	113	110
Tommy Bahama retail-restaurant locations	20	16	17	18
Tommy Bahama outlets	35	35	37	38
Total Tommy Bahama locations	160	162	167	166
Lilly Pulitzer retail stores	59	61	62	57
Southern Tide retail stores	3	1	—	—
Total Oxford locations	222	224	229	223

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

	Fiscal 2020		Fiscal 2019		Fiscal 2018
Net sales	$748,833	100.0%	$1,122,790	100.0%	$1,107,466	100.0%
Cost of goods sold	333,626	44.6%	477,823	42.6%	470,342	42.5%
Gross profit	415,207	55.4%	644,967	57.4%	637,124	57.5%
SG&A	492,628	65.8%	566,149	50.4%	560,508	50.6%
Impairment of goodwill and intangible assets	60,452	8.1%	—	—%	—	—%
Royalties and other operating income	14,024	1.9%	14,857	1.3%	13,976	1.3%
Operating income	(123,849)	(16.5)%	93,675	8.3%	90,592	8.2%
Interest expense, net	2,028	0.3%	1,245	0.1%	2,283	0.2%
Earnings from continuing operations before income taxes	(125,877)	(16.8)%	92,430	8.2%	88,309	8.0%
Income taxes	(30,185)	(4.0)%	23,937	2.1%	22,018	2.0%
Net earnings	$(95,692)	NM	$68,493	NM	$66,291	NM

Weighted average shares outstanding - diluted	16,576		16,914		16,842

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Retail	27%	39%	40%
E-commerce	43%	23%	21%
Restaurant	7%	8%	8%
Wholesale	23%	30%	31%
Total	100%	100%	100%

FISCAL 2020 COMPARED TO FISCAL 2019

The discussion and tables below compare certain line items included in our consolidated statements of operations for Fiscal 2020 to Fiscal 2019. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$419,817	$676,652	$(256,835)	(38.0)%
Lilly Pulitzer	231,078	284,700	(53,622)	(18.8)%
Southern Tide	34,664	46,409	(11,745)	(25.3)%
Lanier Apparel	38,796	95,200	(56,404)	(59.2)%
Corporate and Other	24,478	19,829	4,649	23.4%
Consolidated net sales	$748,833	$1,122,790	$(373,957)	(33.3)%

Consolidated net sales decreased $374 million, or 33%, in Fiscal 2020 primarily due to the impact of the COVID-19 pandemic, which has had a negative impact on our retail, wholesale and restaurant operations, impacted by, among other things, temporary closures and reduced traffic after locations reopen, while our e-commerce business has generated very strong growth. The decreases in net sales included decreases in (1) full-price retail sales of $213 million, or 56%, (2) wholesale sales of $161 million, or 48%, (3) restaurant sales of $35 million, or 42%, and (4) outlet sales of $26 million, or 45%. These decreases were partially offset by increased e-commerce sales of $62 million, or 24%, primarily due to more demand as consumers shifted to online shopping as well as increased online marketing and promotional events to further engage consumers. The changes in net sales by operating group are discussed below.

Tommy Bahama:

Tommy Bahama net sales decreased $257 million, or 38%, in Fiscal 2020 primarily due to the impact of the COVID-19 pandemic, which had a negative impact on our retail, wholesale and restaurant operations. The decrease in net sales in Tommy Bahama included decreases in (1) full-price retail sales of $145 million, or 54%, (2) wholesale sales of $67 million, or 50%, including a decrease in both full-price and off-price sales, (3) restaurant sales of $35 million, or 42%, and (4) outlet store sales of $27 million, or 46%. These decreases were partially offset by increased e-commerce sales of $17 million, or 13%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Fiscal 2020	Fiscal 2019
Retail	37%	48%
E-commerce	36%	20%
Restaurant	11%	12%
Wholesale	16%	20%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales decreased $54 million, or 19%, in Fiscal 2020 primarily due to the impact of the COVID-19 pandemic, which had a negative impact on our retail and wholesale operations. The decrease in net sales in Lilly Pulitzer included decreases in (1) retail sales of $69 million, or 60%, and (2) wholesale sales of $24 million, or 40%, primarily due to lower full-price sales. These decreases were partially offset by increased e-commerce sales of $39 million, or 36%, including a 63% increase in full-price e-commerce sales and a 2% increase in e-commerce flash sales to $49 million. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Fiscal 2020	Fiscal 2019
Retail	20%	41%
E-commerce	64%	38%
Wholesale	16%	21%
Total	100%	100%

Southern Tide:

Southern Tide net sales decreased $12 million, or 25%, in Fiscal 2020 due to a $15 million, or 39%, decrease in wholesale sales, which was primarily due to the impact of the COVID-19 pandemic, partially offset by a $1 million, or 15%, increase in e-commerce sales and a $1 million increase in retail store sales resulting from the opening of three Southern Tide retail stores, with the first store opening in the Fourth Quarter of Fiscal 2019. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	Fiscal 2020	Fiscal 2019
Retail	4%	—%
E-commerce	32%	21%
Wholesale	64%	79%
Total	100%	100%

Lanier Apparel:

Lanier Apparel net sales decreased $56 million, or 59%, in Fiscal 2020 primarily due to the impact of the COVID-19 pandemic. Lanier Apparel had decreases in net sales in most replenishment, seasonal and other programs for both the branded and private label businesses, including a large pants program for a warehouse club that did not repeat in Fiscal 2020. These decreases were partially offset by $4 million of sales of COVID-19 related personal protective equipment such as masks and gowns.

Corporate and Other:

Corporate and Other net sales increased $5 million, or 23%, in Fiscal 2020 primarily due to increased sales in TBBC as well as increased Duck Head sales.

Gross Profit

The tables below present gross profit by operating group and in total for Fiscal 2020 and Fiscal 2019, as well as the change between those two periods and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$244,197	$413,200	$(169,003)	(40.9)%
Lilly Pulitzer	137,962	174,573	(36,611)	(21.0)%
Southern Tide	11,810	22,786	(10,976)	(48.2)%
Lanier Apparel	303	25,086	(24,783)	(98.8)%
Corporate and Other	20,935	9,322	11,613	NM %
Consolidated gross profit	$415,207	$644,967	$(229,760)	(35.6)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(9,220)	$1,454
Tommy Bahama Japan inventory markdown charges	$—	$159
Lanier Apparel exit charges in cost of goods sold	$6,684	$—

	Fiscal 2020	Fiscal 2019
Tommy Bahama	58.2%	61.1%
Lilly Pulitzer	59.7%	61.3%
Southern Tide	34.1%	49.1%
Lanier Apparel	0.8%	26.4%
Corporate and Other	NM %	NM %
Consolidated gross margin	55.4%	57.4%

The decrease in consolidated gross profit in Fiscal 2020 was due to the lower net sales and lower gross margin. The lower consolidated gross margin reflects lower gross margin in each operating group as discussed below. During Fiscal 2020, we recognized the negative impact of $15 million of inventory markdowns which were partially offset by a $9 million LIFO accounting credit. In Fiscal 2019, we recognized $4 million of inventory markdowns and a $1 million LIFO accounting charge.

Tommy Bahama:

The decrease in gross margin for Tommy Bahama was primarily driven by (1) lower gross margin in the full-price direct to consumer channel primarily due to a change in sales mix as a greater proportion of sales were related to promotion events, (2) lower gross margin in the wholesale channel resulting from a change in sales mix, with a greater proportion of off-price wholesale sales, as well as increased inventory markdowns, (3) lower gross margin in outlet sales as discounts were increased to move product and (4) certain fixed asset and operating lease asset impairment charges related to the restructuring of our Tommy Bahama sourcing operations.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer was primarily due to (1) lower gross margin in the ecommerce flash sales resulting from increased discounting and increased freight expense, and (2) increased inventory markdowns. These unfavorable items were partially offset by higher initial margins in Fiscal 2020.

Southern Tide:

The decrease in gross margin for Southern Tide was primarily due to (1) increased inventory markdowns and lower profitability on off-price sales related to excess inventory and (2) more significant discounts and allowances in all channels of distribution. These items were partially offset by a change in sales mix with direct to consumer sales representing a larger proportion of net sales in Fiscal 2020.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to (1) the $7 million of Lanier Apparel exit charges in cost of goods sold, including inventory markdowns and charges related to our Merida manufacturing facility, as discussed in Note 11 in the consolidated financial statements included in this report, (2) an increase in inventory markdowns in the First Half of Fiscal 2020, and (3) lower gross margin on various programs due to the challenging tailored clothing market. Each of these items had a more significant gross margin impact on the lower sales volume of Fiscal 2020.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the gross profit of TBBC, Duck Head and the Lyons, Georgia distribution center as well as the impact of LIFO accounting adjustments. The primary drivers for the higher gross profit were (1) the $11 million net favorable impact of LIFO accounting with a LIFO accounting credit in Fiscal 2020 and a LIFO accounting charge in Fiscal 2019 and (2) the gross profit resulting from higher net sales. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period is ultimately sold or (2) a credit in Corporate and Other when inventory has been marked down to the estimated net realizable value in an operating group in the current period, but has not been sold as of period end.

SG&A

	Fiscal 2020	Fiscal 2019	$ Change	% Change
SG&A	$492,628	$566,149	$(73,521)	(13.0)%
SG&A (as a % of net sales)	65.8%	50.4%
Notable items included in amounts above:
Tommy Bahama Japan SG&A charges	$—	$2,795
Tommy Bahama information technology project write-off	$15,473	$—
Amortization of Lilly Pulitzer Signature Store intangible assets	$270	$320
Amortization of Southern Tide intangible assets	$288	$292
Lanier Apparel exit charges in SG&A	$6,342	$—
TBBC change in fair value of contingent consideration	$593	$431

The lower SG&A in Fiscal 2020 was primarily due to:

●	decreased employment costs of $63 million primarily due to reductions in our employment cost in response to COVID-19, including the temporary furlough of substantially all retail and restaurant employees while direct to consumer operations were temporarily closed, lay-offs, reduced hours or pay reductions for certain employees, reductions in incentive compensation amounts, suspension of the company match during Fiscal 2020 for our 401(k) plan and the receipt of certain employee retention credits, partially offset by certain severance amounts, including employee charges associated with the Lanier Apparel exit as discussed in Note 11 to the consolidated financial statements included in this report;
●	an $11 million reduction in certain variable expenses including credit card transaction fees, shipping costs, commissions, supplies and other variable expenses;
●	a $10 million reduction in occupancy expenses which includes reductions in percent rent, utilities, maintenance and other expenses due to COVID-19 impact on store operations, certain negotiated rent reductions, and fewer Tommy Bahama and Lilly Pulitzer bricks and mortar locations, partially offset by a $3 million operating lease asset impairment charge associated with the Lanier Apparel exit as discussed in Note 11 to the consolidated financial statements included in this report;
●	a $6 million decrease in travel expenses as the COVID-19 pandemic halted most business travel;
●	a $3 million reduction in advertising expenses;
●	a $3 million decrease in Tommy Bahama Japan charges, which related to charges associated with the restructure and exit of our Tommy Bahama Japan operations, with no such charges in Fiscal 2020; and
●	decreases in other expense items including communications, samples, and administrative and general expenses.

These decreases in SG&A were partially offset by:

●	a $15 million charge for the write off of costs associated with a Tommy Bahama information technology project that has been abandoned and will not be implemented;

●	$6 million of increased estimated provisions for credit losses and other charges related to bankruptcies with respect to multiple customers; and
●	a $3 million increase in depreciation expense including impairment charges for certain leasehold improvements at certain retail locations and Lanier Apparel office space.

Impairment of goodwill and intangible assets

In Fiscal 2020, impairment charges for goodwill and intangible assets totaling $60 million were recognized in Southern Tide. The impairment charges for Southern Tide primarily reflect the impact of COVID-19 on the operations, plans and strategy of the Southern Tide business. In addition, a small impairment charge was recognized in Lanier Apparel related to a trademark that was not deemed recoverable. Refer to Note 4 in the consolidated financial statements included in this report for additional discussion regarding the impairment charges recognized in Fiscal 2020. There were no impairment charges for goodwill or intangible assets in Fiscal 2019.

Royalties and other operating income

	Fiscal 2020	Fiscal 2019	$ Change	% Change
Royalties and other operating income	$14,024	$14,857	$(833)	(5.6)%

Royalties and other operating income primarily includes income received from third parties from the licensing of our brands. The decreased royalties and other income in Fiscal 2020 was primarily due to lower royalty income in both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	Fiscal 2020	Fiscal 2019	$ Change	% Change
Tommy Bahama	$(53,310)	$53,207	$(106,517)	NM	%
Lilly Pulitzer	27,702	51,795	(24,093)	(46.5)%
Southern Tide	(64,801)	5,554	(70,355)	NM	%
Lanier Apparel	(26,654)	1,953	(28,607)	NM	%
Corporate and Other	(6,786)	(18,834)	12,048	NM	%
Consolidated Operating (Loss) Income	$(123,849)	$93,675	$(217,524)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(9,220)	$1,454
Tommy Bahama Japan inventory markdown charges	$—	$159
Lanier Apparel exit charges in cost of goods sold	$6,684	$—
Tommy Bahama Japan SG&A charges	$—	$2,795
Tommy Bahama information technology project write-off	$15,473	$—
Amortization of Lilly Pulitzer Signature Store intangible assets	$270	$320
Amortization of Southern Tide intangible assets	$288	$292
Southern Tide goodwill and intangible asset impairment charge	$60,245	$—
Lanier Apparel intangible asset impairment charge	$207	$—
Lanier Apparel exit charges in SG&A	$6,342	$—
TBBC change in fair value of contingent consideration	$593	$431

The lower operating results in Fiscal 2020 were primarily due to (1) the impact of COVID-19 on each operating group, (2) the $60 million Southern Tide impairment charge recognized in the First Quarter of Fiscal 2020, (3) the $15 million write off of an information technology project in Tommy Bahama, and (4) the $13 million of Lanier Apparel exit charges incurred in Fiscal 2020. These items were partially offset by improved operating results in Corporate and Other, which was primarily due to the favorable impact of LIFO accounting due to the reversal of inventory markdowns recognized in the operating groups. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$419,817	$676,652	$(256,835)	(38.0)%
Gross profit	$244,197	$413,200	$(169,003)	(40.9)%
Gross margin	58.2%	61.1%
Operating (loss) income	$(53,310)	$53,207	$(106,517)	NM %
Operating (loss) income as % of net sales	(12.7)%	7.9%
Notable items included in amounts above:
Tommy Bahama Japan inventory markdown charges	$—	$159
Tommy Bahama Japan SG&A charges	$—	$2,795
Tommy Bahama information technology project write-off	$15,473	$—

The lower operating results for Tommy Bahama in Fiscal 2020 were primarily due to lower sales and lower gross margin partially offset by lower SG&A. The lower SG&A was primarily due to (1) $51 million of lower employment costs, (2) $9 million of lower variable costs such as credit card transaction fees, commissions, shipping fees and supplies, (3) $7 million of lower occupancy costs, (4) a $4 million decrease in advertising expense, (5) a $3 million decrease in travel expense, (6) a $3 million decrease in Tommy Bahama Japan charges, which related to Fiscal 2019 charges associated with the restructure and exit of our Tommy Bahama Japan operations, and (7) decreases in other general and administrative expenses. These decreases were partially offset by (1) a $15 million charge related to the write off of an information technology project in Tommy Bahama that was abandoned in the Fourth Quarter of Fiscal 2020, (2) a $2 million increase in depreciation expense including impairment charges for certain direct to consumer locations and (3) a $1 million increase in provisions for credit losses.

Lilly Pulitzer:

	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$231,078	$284,700	$(53,622)	(18.8)%
Gross profit	$137,962	$174,573	$(36,611)	(21.0)%
Gross margin	59.7%	61.3%
Operating income	$27,702	$51,795	$(24,093)	(46.5)%
Operating income as % of net sales	12.0%	18.2%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$270	$320

The lower operating income for Lilly Pulitzer in Fiscal 2020 was primarily due to lower sales and lower gross margin partially offset by lower SG&A. The lower SG&A was primarily due to (1) $9 million of lower employment costs, (2) $3 million of lower occupancy costs, (3) a $2 million decrease in travel expense, and (4) reductions in other general and administrative expenses. These decreases in SG&A were partially offset by (1) $3 million of higher marketing expense and (2) increases in other expenses including provisions for credit losses.

Southern Tide:

	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$34,664	$46,409	$(11,745)	(25.3)%
Gross profit	$11,810	$22,786	$(10,976)	(48.2)%
Gross margin	34.1%	49.1%
Operating (loss) income	$(64,801)	$5,554	$(70,355)	NM %
Operating (loss) income as % of net sales	(186.9)%	12.0%
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$288	$292
Southern Tide goodwill and intangible asset impairment charge	$60,245	$—

The lower operating results for Southern Tide in Fiscal 2020 were primarily due to the $60 million impairment charge for goodwill and intangible assets in the First Quarter of Fiscal 2020 as well as lower sales and lower gross margin partially offset by lower SG&A. Lower SG&A for employment costs, advertising, travel and other expenses were partially offset by the SG&A associated with the Southern Tide retail store operations and increased provisions for credit losses.

Lanier Apparel:

	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$38,796	$95,200	$(56,404)	(59.2)%
Gross profit	$303	$25,086	$(24,783)	(98.8)%
Gross margin	0.8%	26.4%
Operating (loss) income	$(26,654)	$1,953	$(28,607)	NM %
Operating (loss) income as % of net sales	(68.7)%	2.1%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$6,684	$—
Lanier Apparel intangible asset impairment charge	$207	$—
Lanier Apparel exit charges in SG&A	$6,342	$—

In Fiscal 2020, we made the decision to exit our Lanier Apparel business, which is expected to be completed during the second half of Fiscal 2021. The lower operating results for Lanier Apparel in Fiscal 2020 were due to lower sales, $13 million of charges related to the Lanier Apparel exit, and lower gross margin. The Lanier Apparel exit charges primarily consist of inventory markdowns and charges related to our Merida manufacturing facility, which are included in cost of goods sold, and operating lease asset impairment charges, employee charges, and fixed asset impairment charges, which are included in SG&A. Absent the $6 million of Lanier Apparel exit charges included in SG&A, SG&A decreased due to reductions in variable expenses, employment costs and other operating costs partially offset by $4 million of increased estimated provisions for credit losses and other charges related to bankruptcies with respect to multiple Lanier Apparel customers. The Lanier Apparel exit charges are discussed in Note 11 in the consolidated financial statements included in this report.

Corporate and Other:

	Fiscal 2020	Fiscal 2019	$ Change	% Change
Net sales	$24,478	$19,829	$4,649	23.4%
Gross profit	$20,935	$9,322	$11,613	NM	%
Operating loss	$(6,786)	$(18,834)	$12,048	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(9,220)	$1,454
TBBC change in fair value of contingent consideration	$593	$431

The smaller operating loss for Corporate and Other was primarily due to the $11 million favorable net impact of LIFO accounting and higher sales.

Interest expense, net

	Fiscal 2020	Fiscal 2019	$ Change	% Change
Interest expense, net	$2,028	$1,245	$783	62.9%

The increased interest expense in Fiscal 2020 was primarily due to higher levels of debt outstanding partially offset by interest income earned on cash invested in money market accounts in Fiscal 2020. During most of Fiscal 2020, to ensure liquidity during the COVID-19 pandemic, we maintained certain cash on our balance sheet by drawing down on the U.S. Revolving Credit Agreement.

Income taxes

	Fiscal 2020	Fiscal 2019	$ Change	% Change
Income tax (benefit) provision	$(30,185)	$23,937	$(54,122)	NM	%
Effective tax rate	24.0%	25.9%

Income taxes were a tax benefit in Fiscal 2020 resulting from an operating loss and the impact of certain discrete and other items noted below, as compared to a tax expense in Fiscal 2019 resulting from operating income.

The income tax benefit in Fiscal 2020 reflects the benefit of operating losses that will be realized at a federal rate of 35% pursuant to the CARES Act provision allowing carryback of the Fiscal 2020 loss amounts to pre-U.S. Tax Reform years, as well as a favorable provision to return adjustment for our Fiscal 2019 returns.  These favorable impacts were offset by (1) the non-deductibility of certain impairment charges which results in an estimated effective income tax benefit rate of approximately 17% on the impairment charges, (2) estimated book to tax timing differences which may reduce the amount of Fiscal 2020 expenses currently deductible for income tax return purposes, (3) an increase to the reserve for uncertain tax positions and (4) restricted stock which vested in the period with a vesting date price lower than the grant date price. Refer to Note 9 in our consolidated financial statements included in this report for additional information about our income tax expense for Fiscal 2020 and Fiscal 2019.

Net earnings

	Fiscal 2020	Fiscal 2019
Net sales	$748,833	$1,122,790
Operating (loss) income	$(123,849)	$93,675
Net (loss) earnings	$(95,692)	$68,493
Net (loss) earnings per diluted share	$(5.77)	$4.05
Weighted average shares outstanding -- diluted	16,576	16,914

The net loss per share in Fiscal 2020 compared to positive net earnings per share in Fiscal 2019 was primarily due to (1) the impact of COVID-19 on the operating results of each of our operating groups resulting in lower sales and lower gross margins, (2) the $60 million Southern Tide impairment charge recognized in the First Quarter of Fiscal 2020, a significant portion of which was non-deductible, (3) the $15 million write off of an information technology project in Tommy Bahama, and (4) $13 million of charges related to the Lanier Apparel exit incurred in Fiscal 2020. These items were partially offset by the smaller operating loss in Corporate and Other, which was primarily due to the favorable impact of LIFO accounting primarily due to the reversal of inventory markdowns recognized in the operating groups.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands and other owned brands. We distribute our products to our customers via direct to consumer and wholesale channels of distribution.

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

If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement, subject to its terms, which is described below. We may fund our future cash requirements through various methods, including cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities, and cash on hand.

As of January 30, 2021 and February 1, 2020, we had $66 million and $52 million, respectively, of cash and cash equivalents on hand, with no borrowings outstanding under our U.S. Revolving Credit Agreement. The increase in cash and cash equivalents at January 30, 2021 was primarily due to $84 million of cash flow from operations, which includes significant decreases in working capital amounts, which was partially offset by cash payments of $35 million for investing activities, $20 million for share repurchases and $17 million for dividends.

As of January 30, 2021, under our U.S. Revolving Credit Agreement, we had $301 million of unused availability, which includes substantially all of our cash and cash equivalents as eligible assets. We believe our U.S. Revolving Credit Agreement and anticipated future positive cash flow from operating activities will provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives in both the near term and long term.

Key Liquidity Measures

	January 30,	February 1,
($ in thousands)	2021	2020	$ Change	% Change
Total current assets	$258,316	$288,826	$(30,510)	(10.6)%
Total current liabilities	$196,252	$177,779	18,473	10.4%
Working capital	$62,064	$111,047	$(48,983)	(44.1)%
Working capital ratio	1.32	1.62
Debt to total capital ratio	—%	—%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of January 30, 2021 decreased from February 1, 2020 due to lower inventories, receivables and prepaid expenses partially offset by increased income tax receivables and cash and cash equivalents. Current liabilities as of January 30, 2021 increased from February 1, 2020 primarily due to higher current operating lease liabilities, accounts payable and other accrued expenses. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. There was no debt outstanding as of January 30, 2021 or February 1, 2020, while shareholders’ equity was $406 million as of January 30, 2021 and $529 million as of February 1, 2020. Shareholders’ equity decreased from February 1, 2020, primarily due to net losses, dividends and shares repurchased during Fiscal 2020. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, the ultimate impact of the COVID-19 pandemic and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from February 1, 2020 to January 30, 2021.

Current Assets:

	January 30,	February 1,
	2021	2020	$ Change	% Change
Cash and cash equivalents	$66,013	$52,460	$13,553	25.8%
Receivables, net	30,418	57,862	(27,444)	(47.4)%
Inventories, net	123,543	152,229	(28,686)	(18.8)%
Income tax receivable	17,975	862	17,113	NM %
Prepaid expenses and other current assets	20,367	25,413	(5,046)	(19.9)%
Total current assets	$258,316	$288,826	$(30,510)	(10.6)%

Cash and cash equivalents were $66 million as of January 30, 2021 compared to $52 million as of February 1, 2020. Any cash that is not used to repay amounts outstanding under our U.S. Revolving Credit Agreement is generally invested in money market investment accounts.

The decrease in receivables, net as of January 30, 2021 was primarily due to lower trade receivables resulting from lower wholesale sales, lower credit card receivables and a higher provision for credit losses. Inventories, net, which is net of a $62 million LIFO reserve as of January 30, 2021 and $63 million LIFO reserve as of February 1, 2020, decreased as of January 30, 2021. The lower inventories are a result of significantly lower inventories in each operating group due to a focus on decreasing inventories in the COVID-19 environment including reduced inventory purchases, cancellations of inventory purchases, and liquidation of excess prior season inventory, lower inventory in transit amounts and marking down inventory amounts to amounts expected to be realized. The decreases in the operating groups were partially offset by increased inventory in Corporate and Other resulting from the impact of LIFO accounting which requires the reversal of certain inventory markdowns in the operating groups.

Income tax receivable increased as of January 30, 2021 due to the expected income tax receivable for the benefit of the Fiscal 2020 operating losses, which we expect to carry back to offset prior year taxable income. Prepaid expenses and other current assets decreased as of January 30, 2021 primarily due to lower prepaid advertising, royalties, samples and other prepaid operating expenses.

Non-current Assets:

	January 30,	February 1,
	2021	2020	$ Change	% Change
Property and equipment, net	$159,732	$191,517	$(31,785)	(16.6)%
Intangible assets, net	156,187	175,005	(18,818)	(10.8)%
Goodwill	23,910	66,578	(42,668)	(64.1)%
Operating lease assets	233,775	287,181	(53,406)	(18.6)
Other assets, net	33,714	24,262	9,452	39.0%
Total non-current assets	$607,318	$744,543	$(137,225)	(18.4)%

Property and equipment, net as of January 30, 2021 decreased primarily due to depreciation expense, the write off of costs associated with a Tommy Bahama information technology project and impairment of certain property and equipment during Fiscal 2020, which exceeded capital expenditures during Fiscal 2020. The decrease in intangible assets, net and goodwill as of January 30, 2021 was primarily due to the impairment charges of $60 million in Southern Tide in Fiscal 2020, as discussed in Note 4 of our consolidated financial statements included in this report.

Operating lease assets as of January 30, 2021 decreased primarily due to the recognition of amortization related to existing operating leases, the termination or reduced term of certain operating leases and the impairment of certain operating lease asset amounts exceeding the increased operating lease assets associated with any new or extended operating lease agreements. The increase in other assets, net as of January 30, 2021 was primarily due to a $6 million increase in investment in unconsolidated entities due to the acquisition of an ownership interest in two entities, an increase in non-current deferred tax assets and an increase in assets set aside for potential deferred compensation obligations.

Liabilities:

	January 30,	February 1,
	2021	2020	$ Change	% Change
Total current liabilities	$196,252	$177,779	$18,473	10.4%
Long-term debt	—	—	—	—%
Non-current portion of operating lease liabilities	239,963	291,886	(51,923)	(17.8)
Other non-current liabilities	23,691	18,566	5,125	27.6%
Deferred income taxes	—	16,540	(16,540)	(100.0)%
Total liabilities	$459,906	$504,771	$(44,865)	(8.9)%

Current liabilities increased as of January 30, 2021 primarily due to higher operating lease liabilities, as certain rent amounts were withheld during the pendency of discussions with real property landlords, and accrued expenses and other liabilities, including higher expected direct to consumer inventory returns, increased gift card liabilities, increases in other accrued expenses and increased accounts payable. Accrued compensation was comparable as the increased payable for deferred FICA payments allowable pursuant to the CARES Act offset lower incentive compensation amounts.

Non-current portion of operating lease liabilities as of January 30, 2021 decreased primarily due to the payment of operating lease liabilities, classification of certain unpaid amounts while negotiating with landlords regarding operating lease liabilities and reductions in liabilities related to the termination or reduced term of certain operating leases exceeding operating lease liabilities associated with any new or extended operating lease agreements. Other non-current liabilities increased as of January 30, 2021 primarily due to an increase in uncertain tax positions as disclosed in Note 9 to our consolidated financial statements included in this report. Deferred income taxes decreased as of January 30, 2021 primarily due to timing differences associated with impairment and amortization of intangible assets and goodwill, impact of operating lease payable amounts, timing differences associated with inventories, and changes in other current liability amounts.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Cash provided by operating activities	$83,850	$121,926	$96,377
Cash used in investing activities	(34,651)	(37,421)	(37,397)
Cash used in financing activities	(35,848)	(41,298)	(56,765)
Net change in cash and cash equivalents	$13,351	$43,207	$2,215

Cash and cash equivalents on hand were $66 million and $52 million as of January 30, 2021 and February 1, 2020, respectively. Changes in cash flows in Fiscal 2020 and Fiscal 2019 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In Fiscal 2020 and Fiscal 2019, operating activities provided $84 million and $122 million of cash, respectively. The cash flow from operating activities for each period was primarily the result of net earnings (loss) for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, impairment and equity-based compensation, as well as the net impact of changes in deferred taxes and operating assets and liabilities. In Fiscal 2020, changes in operating assets and liabilities had a significant favorable impact on cash flow from operations, and in Fiscal 2019, changes in operating assets and liabilities had a modest favorable impact on cash flow from operations.

In Fiscal 2020, the more significant changes in operating assets and liabilities were decreases in inventories, and receivables and increases in current liabilities, which increased cash flow from operations, partially offset by an increase in income tax receivables and a decrease in deferred tax liabilities, which decreased cash flow from operations. In Fiscal 2019, the more significant changes in working capital, after considering the non-cash impact of certain reclassifications that resulted from the adoption of the revised lease accounting guidance, were a decrease in receivables and inventories, which increased cash flow from operations, partially offset by decreases in current liabilities, which reduced cash flow from operations.

Investing Activities:

In Fiscal 2020 and Fiscal 2019, investing activities used $35 million and $37 million of cash, respectively. Our capital expenditures, which were $29 million in Fiscal 2020 and $37 million in Fiscal 2019, primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling retail stores and restaurants; and facilities enhancements for distribution centers and offices. In addition to our capital expenditures, in Fiscal 2020, we invested $6 million for a minority interest in two separate unconsolidated entities, which operate branded apparel businesses.

On an ongoing basis, our cash flow used in investing activities is expected to primarily consist of our capital expenditure investments in our existing brands as well as any acquisitions of or minority interests in new businesses.

Financing Activities:

In Fiscal 2020 and Fiscal 2019, financing activities used $36 million and $41 million of cash, respectively. During Fiscal 2020, we repurchased $18 million of shares of our common stock pursuant to an open market stock repurchase program, which was suspended on March 17, 2020. During Fiscal 2020 and Fiscal 2019, we paid $17 million and $25 million in dividends, respectively. Both Fiscal 2020 and Fiscal 2019 included certain amounts related to (1) the issuance of equity pursuant to our employee stock purchase plan, (2) the repurchase of equity awards for employee tax withholding liabilities resulting from the vesting of equity awards during the period and (3) the payment of contingent consideration or other deferred acquisition payment amounts, which are included in other financing activities.

We may borrow or pay down debt depending on whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay any debt on our U.S. Revolving Credit Agreement.

Liquidity and Capital Resources

As of January 30, 2021, we had $66 million of cash and cash equivalents on hand, with no borrowings outstanding under our U.S. Revolving Credit Agreement. As of January 30, 2021, under our U.S. Revolving Credit Agreement, we had $301 million of unused availability, which includes substantially all of our cash and cash equivalents as eligible assets. We believe our U.S. Revolving Credit Agreement and anticipated future positive cash flow from operating activities will provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives in both the near term and long term.

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

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of January 30, 2021, $3 million of letters of credit were outstanding under our U.S. Revolving Credit Agreement.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2020 and as of January 30, 2021, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of January 30, 2021, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

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

On March 23, 2021, our Board of Directors approved a cash dividend of $0.37 per share payable on April 30, 2021 to shareholders of record as of the close of business on April 16, 2021. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of the U.S. Revolving Credit Agreement above.

Contractual Obligations

The following table summarizes our contractual cash obligations, as of January 30, 2021, by future period (in thousands):

	Payments Due by Period
	Less Than			More Than
	1 year	1‑3 Years	3‑5 Years	5 Years	Total
Contractual Obligations:
U.S. Revolving Credit Agreement (1)	$—	$—	$—	$—	$—
Operating leases (2)	70,338	122,208	78,545	68,247	339,338
Minimum royalty obligations pursuant to license agreements	4,162	—	—	—	4,162
Letters of credit	3,067	—	—	—	3,067
Other (3)(4)(5)	750	—	—	—	750
Total	$78,317	$122,208	$78,545	$68,247	$347,317
(1)	Principal, interest, unused line fees and letter of credit fees and amounts payable in future periods on our U.S. Revolving Credit Agreement have been excluded from the table above, as the principal amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time. During Fiscal 2020, we paid $2 million of interest, unused line fees and letter of credit fees.
(2)	Amounts included reflect the rent amounts included in determining the operating lease liabilities. Amounts to be paid in future periods for real estate taxes, sales tax, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases have been excluded from the table above, as the amounts payable in future periods are, in most cases, not quantified in the lease agreements or are dependent on factors which may not be known at this time. Such amounts incurred in Fiscal 2020 totaled $30 million. Refer to Note 6 in our consolidated financial statements for disclosures about our operating lease agreements.

(3)	Amounts totaling $16 million of deferred compensation obligations, which are included in other non-current liabilities in our consolidated balance sheet as of January 30, 2021, have been excluded from the table above, due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the individual.
(4)	Non-current deferred tax liability amounts included in our consolidated balance sheet as of January 30, 2021 and discussed in Note 9 to our consolidated financial statements included in this report have been excluded from the above table. Deferred income tax liabilities are calculated based on temporary differences between the tax basis and book basis of assets and liabilities, which will result in taxable amounts in future years when the amounts are settled at their reported financial statement amounts. As the results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods, scheduling deferred income tax amounts by period could be misleading.
(5)	Includes an estimated amount for the Fiscal 2020 contingent consideration payment to be paid in Fiscal 2021 associated with the TBBC contingent consideration arrangement. Additional amounts totaling $1 million of contingent consideration amounts, which are included in other non-current liabilities in our consolidated balance sheet as of January 30, 2021, have been excluded from the table above, due to the uncertainty of the amount or timing of these potential obligations, which are dependent upon earnings of TBBC in Fiscal 2021.

Our anticipated capital expenditures for Fiscal 2021, which are excluded from the table above as we are generally not contractually obligated to pay these amounts as of January 30, 2021, are expected to be approximately $35 million in Fiscal 2021. Amounts actually spent in Fiscal 2021 will be impacted by a variety of factors including the impact of the COVID-19 pandemic. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in prior years depending on the information technology initiatives, direct to consumer location openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP in a consistent manner. The preparation of these financial statements requires the selection and application of accounting policies. Further, the application of GAAP requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those discussed below. We base our estimates on historical experience, current trends, various other assumptions and, in Fiscal 2020, the uncertain impact of COVID-19 and the Lanier Apparel exit, that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Revenue Recognition and Accounts Receivable

Our revenue consists of direct to consumer sales, including our retail store, e-commerce and restaurant operations, and wholesale sales, as well as royalty income, which is included in royalties and other income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligations generally consist of delivering our products to our direct to consumer and wholesale customers. Control of the product is generally transferred upon providing the product to consumers in our bricks and mortar retail stores and restaurants, upon physical delivery of the products to consumers in our e-commerce operations and upon shipment from the distribution center to customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligations related to the contract and have an unconditional right to consideration for the products sold, as outlined in the contract. Our receivables resulting from contracts with customers in our direct to consumer operations are generally collected within a few days, upon settlement of the credit card transaction. Our receivables resulting from contracts with our customers in our wholesale operations are generally due within one quarter, in accordance with established credit terms.

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. Wholesale sales are recorded net of such discounts, allowances, cooperative advertising support, operational chargebacks and provisions for estimated wholesale returns. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. We only recognize revenue to the extent that it is probable that we will not have a significant reversal of revenue in a future period. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior years. As of January 30, 2021, our total reserves for discounts, returns and allowances for our wholesale businesses were $6 million and, therefore, if the allowances changed by 10% it would have had a pre-tax impact of $1 million on earnings in Fiscal 2020. The substantial majority of these reserves as of January 30, 2021 relate to our Lanier Apparel business.

We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. We recognize estimated provisions for credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for credit losses have not differed materially from our estimates in prior years. The amounts deemed uncollectible have not generally been significant in recent years prior to Fiscal 2020; in Fiscal 2020, we incurred a charge for provisions for credit losses of $4 million. If, in the future, amounts due from significant customer(s) were deemed to be uncollectible as a result of events that occur subsequent to January 30, 2021, this could result in a material charge to our consolidated statements of operations in future periods. As of January 30, 2021, our provision for credit losses was $3 million, and therefore, if the allowance for bad debts changed by 10% it would have had a pre-tax impact of less than $1 million on earnings in Fiscal 2020.

In our direct to consumer operations, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts, thus retail store, e-commerce and restaurant revenues are recorded net of estimated returns and discounts, as applicable. We make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. Our historical estimates of direct to consumer return reserves have not differed materially from actual results. As of January 30, 2021, our direct to consumer return liability was $7 million. A 10% change in the direct to consumer sales return reserve as of January 30, 2021 would have had a less than $1 million impact on gross profit and pre-tax earnings in Fiscal 2020.

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

For consolidated financial reporting, $116 million, or 94%, of our inventories were valued at the lower of the last-in, first-out (LIFO) cost or market after deducting the $62 million LIFO reserve as of January 30, 2021. The remaining $8 million of our inventories are valued at the lower of FIFO cost or market as of January 30, 2021. LIFO reserves are based on the Producer Price Index (PPI) as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes.

As of January 30, 2021, we had recorded a reserve of $6 million related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of such markdowns would have a pre-tax impact of less than $1 million on earnings in Fiscal 2020. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method that is not marked down in excess of our LIFO reserve typically would not be expected to have a material impact on our consolidated financial statements. A change in inventory levels, or the mix by inventory category, at the end of future fiscal years compared to inventory balances as of January 30, 2021 could result in a material impact on our consolidated financial statements as such a change may erode portions of our earlier base year layers for purposes of making our annual LIFO computation. Additionally, a change in the PPI as published by the United States Department of Labor as compared to the indexes as of January 30, 2021 could result in a material impact on our consolidated financial statements as inflation or deflation would change the amount of our LIFO reserve.

Given the significant amount of uncertainty surrounding the year-end LIFO calculation, including the estimate of year-end inventory balances, the proportion of inventory in each inventory category and the year-end PPI, we typically do not adjust our LIFO reserve in the first three quarters of a fiscal year. This policy may result in significant LIFO accounting adjustments in the fourth quarter of the fiscal year resulting from the year over year changes in inventory levels, the PPI and markdown reserves. We do recognize changes in markdown reserves during each of the first three quarters of the fiscal year as those amounts can be estimated on an interim basis.

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

Goodwill and Intangible Assets, net

The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed or incurred as a result of an acquisition based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. As a result of our prior acquisitions and any subsequent impairment charges, we had $156 million of intangible assets and $24 million of goodwill in our consolidated balance sheet as of January 30, 2021.

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

The fair values and useful lives of these acquired intangible assets and goodwill are estimated based on our assessment as well as independent third party appraisals in some cases. Such valuations, which are dependent upon a number of uncertain factors, may include a discounted cash flow analysis of anticipated revenues and expenses or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted, market-based cost of capital as the discount rate. The valuation of intangible assets and goodwill requires significant judgment due to the variety of uncertain factors, including planned use of the intangible assets as well as estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademarks, a risk-adjusted, market based cost of capital as the discount rate and income tax rates, among other factors. The use of different assumptions related to these uncertain factors at acquisition or a later date could result in a material change to the amounts of intangible assets and goodwill initially recorded at acquisition, which could result in a material impact on our consolidated financial statements.

Amortization of intangible assets with finite lives, which primarily consist of trademarks, reacquired rights and customer relationships, is recognized over their estimated useful lives using the straight line method of amortization or another method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 20 years. The determination of an appropriate useful life for amortization is based on the remaining contractual period, as applicable, and our plans for the intangible asset, as well as factors outside of our control. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future discounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Amortization related to intangible assets with finite lives totaled $1 million during Fiscal 2020 and is anticipated to be $1 million in Fiscal 2021.

Trademarks with indefinite lives and goodwill are not amortized but instead evaluated, either qualitatively or quantitatively, for impairment annually as of the first day of the fourth quarter of our fiscal year or more frequently if events or circumstances indicate that the intangible asset or goodwill might be impaired. The quantitative test includes valuations of each applicable underlying trademark or business using fair value techniques and market comparables, which may include a discounted cash flow analysis or an independent appraisal. The evaluation of the recoverability of trademarks with indefinite lives and goodwill includes valuations based on a discounted cash flow analysis which is typically similar to the analysis performed at acquisition and compares that amount to the carrying value. This valuation approach is dependent upon a number of uncertain factors, including those used in the initial valuation of the intangible assets and goodwill listed above. Such estimates involve significant uncertainty, particularly in light of COVID-19, and if our plans or anticipated results change, the impact on our financial statements could be significant. If this analysis indicates an impairment of a trademark with an indefinite useful life or goodwill, the amount of the impairment is recognized in the consolidated financial statements based on the amount that the carrying value of the intangible asset or goodwill exceeds the estimated fair value of the asset. If our plans or anticipated results change in the future, the impact on our financial statements could be significant.

Intangible assets and goodwill acquired in recent transactions are naturally more susceptible to impairment, primarily since they are recorded at fair value based on operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results, plans for the acquired business and/or macroeconomic conditions change after an acquisition, it could result in the impairment of the acquired intangible assets or goodwill. A change in macroeconomic conditions may not only impact the estimated operating cash flows used in our cash flow models but may also impact other assumptions used in our analysis, including but not limited to, the risk-adjusted market-based cost of capital and/or discount rates. Additionally, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical market participant would use. Therefore, the cost of capital discount rates used in our analyses may increase or decrease based on market conditions and trends regardless of whether our actual cost of capital changed.

During Fiscal 2020, we recognized impairment charges for goodwill and intangible assets of Southern Tide of $60 million, resulting in the impairment of all goodwill for Southern Tide and the majority of the indefinite-lived intangible assets for Southern Tide. As noted above, the use of different assumptions related to the estimated fair value of the Southern Tide amounts could have resulted in the determination of a different fair value and a different impairment charge or charges in different periods. In Fiscal 2019 and Fiscal 2018, no impairment charges related to intangible assets or goodwill were recognized.

More recent acquisitions of goodwill and indefinite-lived intangible asset amounts that have been impaired recently, as they have been recorded at fair value, typically are more sensitive to changes in assumptions than our other intangible asset and goodwill amounts. Thus, the $9 million of indefinite-lived intangible assets of Southern Tide have the least excess of fair value over book value as of January 30, 2021, The estimated fair value of the indefinite-lived intangible assets of Tommy Bahama, Lilly Pulitzer and TBBC and the goodwill of Lilly Pulitzer and TBBC are each substantially higher than the net book value of the respective assets.

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

From time to time, we may recognize asset impairment or other charges related to certain leased space associated with exiting retail or office space or otherwise. In these cases, we must determine the net loss related to the space if the anticipated cash outflows for the space exceed the estimated cash inflows related to the space. While estimated cash outflows are generally known since there is an underlying lease, the estimated cash inflows for sublease rental income, if any, and other costs are often very subjective if there is not a sub-lease agreement in place at that time since those amounts are dependent upon many factors including, but not limited to, whether a sub-tenant will be obtained and the time required to obtain the sub-tenant as well as the rent payments and any tenant allowances agreed with the sub-tenant as part of the future lease negotiations. Also, it is possible that we could negotiate a lease termination in the future that would differ from the amount of the required payments pursuant to the lease agreement. Thus, our estimate of a charge related to an operating lease asset or other lease obligation could change significantly as we obtain better information in the future or if our current assumptions do not materialize. The assumptions made by another party related to such leases could be different than the assumptions made by us.

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

Valuation allowances, which total $6 million as of January 30, 2021, are analyzed periodically and adjusted as events occur or circumstances change that would indicate adjustments to the valuation allowances are appropriate. Valuation allowance amounts could have a material impact on our consolidated statements of operations in the future if assumptions related to realizability of the deferred tax assets changed significantly. Additionally, the timing of recognition of a valuation allowance or any reversal of a valuation allowance requires a significant amount of judgment to assess all the positive and negative evidence, particularly when operating results in the respective jurisdiction have changed or are expected to change from losses to income or from income to losses. As realization of deferred tax assets and liabilities is dependent upon future taxable income in specific jurisdictions, changes in tax laws and rates and shifts in the amount of taxable income among state and foreign jurisdictions may have a significant impact on the amount of benefit ultimately realized for deferred tax assets and liabilities.

As a global company, we are subject to income taxes in a number of domestic and foreign jurisdictions. Our income tax provision involves many uncertainties due to not only the timing differences of income for financial statement reporting and tax return reporting, but also the application of complex tax laws and regulations, which are subject to interpretation and judgment. The use of different assumptions or a change in our assumptions related to book to tax timing differences, our determination of whether foreign investments or earnings are permanently reinvested, the ability to realize uncertain tax positions, the appropriateness of valuation allowances, transfer pricing practices, the impact of our tax planning strategies or a shift in earnings among jurisdictions each could have a significant impact on our income tax rate. Additionally, factors impacting income taxes, including changes in tax laws or interpretations, court case decisions, statute of limitation expirations or audit settlements, could have a significant impact on our income tax rate. A decrease in our consolidated income tax benefit rate from 24.0% to 23.0% during Fiscal 2020 would have reduced net earnings by $1 million.

Income tax expense recorded during interim periods is generally based on the expected tax rate for the year, considering projections of earnings and book to tax differences as of the balance sheet date. The tax rate ultimately realized for the year may increase or decrease due to actual operating results or book to tax differences varying from the amounts on which our interim calculations were based. Any changes in assumptions related to the need for a valuation allowance, the ability to realize an uncertain tax position, changes in enacted tax rates, the expected operating results in total or by jurisdiction for the year, or other assumptions are accounted for in the period in which the change occurs. As certain of our foreign operations are in a loss position and realization of a future benefit for the losses is uncertain, a variance in losses in such jurisdictions from our expectations can have an impact on our expected annual tax rate.

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

SEASONALITY

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For information regarding the impact of seasonality on our business operations, see Part I, Item 1, Business, included in this report.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of January 30, 2021, we had no borrowings outstanding under our U.S. Revolving Credit Agreement and had $66 million of cash and cash equivalents, including $59 million of money market investments. However, we did have borrowings outstanding at times during Fiscal 2020 and we may have borrowings outstanding from time to time in Fiscal 2021 due to our seasonal working capital needs or otherwise.

Our U.S. Revolving Credit Agreement provides the necessary borrowing flexibility we require and our need to fund certain product purchases with trade letters of credit and accrues interest based on variable rate interest rates. Additionally, for the amounts of unused credit under the U.S. Revolving Credit Agreement we pay unused line fees, which are based on a specified percentage of the unused line amounts. When we have variable-rate borrowings outstanding under our U.S. Revolving Credit Agreement, we have exposure to changes in interest rates as an increase in interest rates could increase our interest expense. Alternatively, when we have cash and cash equivalents on hand, we are exposed to market risk from changes in interest rates on our cash and cash equivalents, including those invested in money market investments, as reduction in interest rates could reduce interest income.

During Fiscal 2020, our interest expense was $2 million. Based on the average amount of variable-rate debt outstanding in Fiscal 2020, a 100 basis point increase in interest rates would not have materially increased our interest expense, net. If our borrowings increase in the future, our interest expense and exposure to interest rate risk would also increase. Our interest rate risk and certain mitigation efforts we may take are discussed in Interest Rate Risk in Note 1 to the consolidated financial statements included in this report. We do not enter into debt agreements or interest rate hedging transactions on a speculative basis.

Foreign Currency Risk

As discussed in Foreign Currency in Note 1 to the consolidated financial statements in this report, we have certain exposure to foreign currency exchange rate changes. During Fiscal 2020, 97% of our net sales were sales in the United States, with the remaining net sales primarily relating to transactions in our Tommy Bahama Canada and Tommy Bahama Australia operations, where the underlying products were purchased in U.S. dollars. Additionally, future purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future even though our inventory is purchased on a U.S. dollar denominated arrangement.

As of January 30, 2021 and during Fiscal 2020, we were not a party to any foreign currency forward exchange contracts to mitigate our risk to changes in foreign currency fluctuations. However, we may enter into short-term forward foreign currency exchange contracts in the ordinary course of business from time to time in the future in order to mitigate a portion of the risk associated with foreign currency exchange rate fluctuations related to purchases of inventory or selling goods in currencies other than the functional currencies by certain of our foreign operations. At this time, we do not anticipate that the impact of foreign currency changes on our international operations would have a material impact on our operating income or our net earnings in the near term given the proportion of our operations in international markets.

In addition to foreign currency risks related to specific transactions listed above, we also have foreign currency exposure risk associated with translating the financial statements of our foreign operations with a functional currency other than the U.S. dollar into U.S. dollars for financial reporting purposes. We view our foreign investments as long term and we generally do not hedge such foreign investments. As of January 30, 2021, accumulated other comprehensive loss in our consolidated balance sheets related to our Canada and Australia investments and operations were $3 million and $1 million, respectively.

Commodity and Inflation Risk

We are affected by inflation and changing prices through the purchase of full-package finished goods from contract manufacturers, who manufacture products consisting of various raw material components. Inflation/deflation risks are managed by each operating group, when possible, through negotiating product prices in advance, selective price increases and cost containment initiatives. We have not historically entered into significant long-term sales or purchase contracts or engaged in hedging activities with respect to our commodity risks.

Item 8.   Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par amounts)

	January 30,	February 1,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$66,013	$52,460
Receivables, net	30,418	57,862
Inventories, net	123,543	152,229
Income tax receivable	17,975	862
Prepaid expenses and other current assets	20,367	25,413
Total Current Assets	$258,316	$288,826
Property and equipment, net	159,732	191,517
Intangible assets, net	156,187	175,005
Goodwill	23,910	66,578
Operating lease assets	233,775	287,181
Other assets, net	33,714	24,262
Total Assets	$865,634	$1,033,369
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$71,148	$65,491
Accrued compensation	18,897	19,363
Current portion of operating lease liabilities	60,886	50,198
Accrued expenses and other liabilities	45,321	42,727
Total Current Liabilities	$196,252	$177,779
Long-term debt	—	—
Non-current portion of operating lease liabilities	239,963	291,886
Other non-current liabilities	23,691	18,566
Deferred income taxes	—	16,540
Shareholders’ Equity
Common stock, $1.00 par value per share	16,889	17,040
Additional paid-in capital	156,508	149,426
Retained earnings	235,995	366,793
Accumulated other comprehensive loss	(3,664)	(4,661)
Total Shareholders’ Equity	$405,728	$528,598
Total Liabilities and Shareholders’ Equity	$865,634	$1,033,369

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ and shares in thousands, except per share amounts)

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Net sales	$748,833	$1,122,790	$1,107,466
Cost of goods sold	333,626	477,823	470,342
Gross profit	$415,207	$644,967	$637,124
SG&A	492,628	566,149	560,508
Impairment of goodwill and intangible assets	60,452	—	—
Royalties and other operating income	14,024	14,857	13,976
Operating (loss) income	$(123,849)	$93,675	$90,592
Interest expense, net	2,028	1,245	2,283
(Loss) earnings before income taxes	$(125,877)	$92,430	$88,309
Income tax (benefit) provision	(30,185)	23,937	22,018
Net (loss) earnings	$(95,692)	$68,493	$66,291

Net (loss) earnings per share:
Basic	$(5.77)	$4.09	$3.97
Diluted	$(5.77)	$4.05	$3.94
Weighted average shares outstanding:
Basic	16,576	16,756	16,678
Diluted	16,576	16,914	16,842
Dividends declared per share	$1.00	$1.48	$1.36

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Net (loss) earnings	$(95,692)	$68,493	$66,291
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	997	434	(1,021)
Comprehensive (loss) income	$(94,695)	$68,927	$65,270

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total
February 3, 2018	$16,839	$136,664	$280,395	$(4,074)	$429,824
Net earnings and other comprehensive income	—	—	66,291	(1,021)	65,270
Shares issued under equity plans	150	1,306	—	—	1,456
Compensation expense for equity awards	—	7,327	—	—	7,327
Repurchase of shares	(30)	(2,321)	—	—	(2,351)
Cash dividends declared and paid	—	—	(23,054)		(23,054)
Cumulative effect of change in accounting standard	—	—	(117)	—	(117)
February 2, 2019	$16,959	$142,976	$323,515	$(5,095)	$478,355
Net earnings and other comprehensive income	—	—	68,493	434	68,927
Shares issued under equity plans	116	1,523	—	—	1,639
Compensation expense for equity awards	—	7,620	—	—	7,620
Repurchase of shares	(35)	(2,693)	—	—	(2,728)
Cash dividends declared and paid	—	—	(25,215)	—	(25,215)
Cumulative effect of change in accounting standard	—	—	—	—	—
February 1, 2020	$17,040	$149,426	$366,793	$(4,661)	$528,598
Net earnings and other comprehensive income (loss)	—	—	(95,692)	997	(94,695)
Shares issued under equity plans	227	1,151	—	—	1,378
Compensation expense for equity awards	—	7,755	—	—	7,755
Repurchase of shares	(378)	(1,824)	(17,721)	—	(19,923)
Cash dividends declared and paid	—	—	(16,886)	—	(16,886)
Cumulative effect of change in accounting standard	—	—	(499)	—	(499)
January 30, 2021	$16,889	$156,508	$235,995	$(3,664)	$405,728

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Cash Flows From Operating Activities:
Net (loss) earnings	$(95,692)	$68,493	$66,291
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation	38,975	38,026	38,560
Amortization of intangible assets	1,111	1,171	2,610
Impairment of goodwill and intangible assets	60,452	—	—
Impairment of property and equipment	19,828	1,090	1,320
Equity compensation expense	7,755	7,620	7,327
Amortization of deferred financing costs	344	384	424
Change in fair value of contingent consideration	593	431	970
Deferred income taxes (benefit) expense	(18,332)	(1,973)	2,927
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	28,429	10,252	(6,018)
Inventories, net	29,355	8,187	(36,518)
Income tax receivable	(17,113)	19	4,458
Prepaid expenses and other current assets	5,064	606	5,848
Current liabilities	17,611	(14,282)	5,081
Other non-current assets, net	53,819	(283,335)	2,286
Other non-current liabilities	(48,349)	285,237	811
Cash provided by operating activities	$83,850	$121,926	$96,377
Cash Flows From Investing Activities:
Purchases of property and equipment	(28,924)	(37,421)	(37,043)
Other investing activities	(5,727)	—	(354)
Cash used in investing activities	$(34,651)	$(37,421)	$(37,397)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(280,963)	(122,241)	(290,526)
Proceeds from revolving credit arrangements	280,963	109,248	257,710
Deferred financing costs paid	—	(952)	—
Repurchase of common stock	(18,053)	—	—
Proceeds from issuance of common stock	1,378	1,639	1,456
Repurchase of equity awards for employee tax withholding liabilities	(1,870)	(2,728)	(2,351)
Cash dividends declared and paid	(16,844)	(25,215)	(23,054)
Other financing activities	(459)	(1,049)	—
Cash used in financing activities	$(35,848)	$(41,298)	$(56,765)
Net change in cash and cash equivalents	$13,351	$43,207	$2,215
Effect of foreign currency translation on cash and cash equivalents	202	926	(231)
Cash and cash equivalents at the beginning of year	52,460	8,327	6,343
Cash and cash equivalents at the end of year	$66,013	$52,460	$8,327

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2021

Note 1. Business and Summary of Significant Accounting Policies

Description of Business

We are a leading apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama®, Lilly Pulitzer® and Southern Tide® lifestyle brands and other owned and licensed brands. We distribute our lifestyle branded products through our direct to consumer channel, consisting of retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores, specialty stores, multi-branded e-commerce retailers, off-price retailers and other retailers. Additionally, we operate Tommy Bahama food and beverage locations, including Marlin Bars and full-service restaurants, generally adjacent to a Tommy Bahama retail store location.

In Fiscal 2020, we made the decision to exit our Lanier Apparel business, which is expected to be completed during the second half of Fiscal 2021. This decision is in line with our stated business strategy of developing and marketing compelling lifestyle brands and takes into consideration the increased challenges faced by the Lanier Apparel business, which has primarily sold tailored clothing products, many of which were magnified by the COVID-19 pandemic.

COVID-19 Pandemic

The COVID-19 pandemic had a significant effect on overall economic conditions, consumer traffic, tourism, consumer spending on discretionary items and our operations, resulting in disruption and a significant negative impact on our financial statements in Fiscal 2020. While our mission remains the enhancement of long-term shareholder value, our focus during this crisis has been (1) the health and well-being of our employees, customers and communities, (2) protecting the reputation, value and image of our brands and (3) preserving liquidity, including numerous initiatives to manage and reduce our inventory purchases, ongoing operating expenses, capital expenditures and other cash requirements.

Due to the COVID-19 pandemic, we temporarily closed all our North America retail and restaurant locations in March 2020 and began reopening our stores and restaurants in a phased approach in May 2020. Certain stores and restaurants were required to close again for certain periods after reopening, or operate pursuant to other mandated limitations, after local jurisdictions reinstated some closure requirements. There can be no assurance that additional closures will not occur as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. The COVID-19 pandemic is expected to continue to have a material adverse impact on our business, financial condition, results of operations and cash flows in the near-term due to decreased consumer traffic in stores and restaurants; uncertainty as to the continued strength of our brands’ e-commerce businesses during the pendency of the pandemic; overall changes in consumer confidence and consumer spending habits; reduced demand from our wholesale customers, several of which filed for bankruptcy or are undergoing restructurings and closures; any potential disruptions to our supply chain; and a slowdown in the U.S. and global economies.

During Fiscal 2020, we incurred certain charges related to adjustments to the carrying value of goodwill, intangible assets, long-lived assets, inventories and receivables, each as discussed in these notes. We could experience other potential adverse impacts in the future as a result of the COVID-19 pandemic, including additional charges related to these assets or other items if the duration or severity of the COVID-19 pandemic is worse than our current expectations.

For many reasons, including those identified above, the full magnitude of the COVID-19 pandemic continues to be difficult to predict at this time, and its ultimate duration and severity will depend on future developments. Additionally, consumer shopping and spending preferences and behavior likely have been changed permanently as a result of COVID-19; however, the ultimate impact of those changes is uncertain.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year

We operate and report on a 52/53-week fiscal year. Our fiscal year ends on the Saturday closest to January 31 and is designated by the calendar year in which the fiscal year commences. As used in our consolidated financial statements, the terms Fiscal 2018, Fiscal 2019, Fiscal 2020 and Fiscal 2021 reflect the 52 weeks ended February 2, 2019; 52 weeks ended February 1, 2020; 52 weeks ended January 30, 2021 and 52 weeks ending January 29, 2022, respectively.

Principles of Consolidation

Our consolidated financial statements include the accounts of Oxford Industries, Inc. and any other entities in which we have a controlling financial interest, including our wholly-owned domestic and foreign subsidiaries, or variable interest entities for which we are the primary beneficiary, if any. Generally, we consolidate businesses in which we have a controlling financial interest which may be evidenced through ownership of a majority voting interest or other rights which might indicate we are the primary beneficiary of the entity. The primary beneficiary has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. All significant intercompany accounts and transactions are eliminated in consolidation.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated statements of operations. The table below quantifies the amount of net sales by distribution channel (in thousands) for each period presented.

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Retail	$202,071	$440,803	$439,556
E-commerce	323,900	262,283	239,034
Restaurant	48,428	83,836	84,530
Wholesale	173,209	333,986	341,615
Other	1,225	1,882	2,731
Net sales	$748,833	$1,122,790	$1,107,466

We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligations generally consist of delivering our products to our direct to consumer and wholesale customers. Control of the product is generally transferred upon providing the product to consumers in our bricks and mortar retail stores and restaurants, upon physical delivery of the products to consumers in our e-commerce operations and upon shipment from our distribution center to customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligations related to the contract and have an unconditional right to consideration for the products sold as outlined in the contract. Our receivables resulting from contracts with customers in our direct to consumer operations are generally collected within a few days, upon settlement of the credit card transaction, while our receivables resulting from contracts with our customers in our wholesale operations are generally due within one quarter, in accordance with established credit terms. All of our performance obligations under the terms of our contracts with customers in our direct to consumer and wholesale operations have an expected original duration of one year or less. Our revenue, including any freight income, is recognized net of applicable taxes in our consolidated statements of operations.

In our direct to consumer operations, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts; thus retail store, e-commerce and restaurant revenues are recorded net of estimated returns and discounts, as applicable. The sales return allowance is based on historical direct to consumer return rates and current trends and is recognized on a gross basis as a return liability for the amount of sales estimated to be returned and a return asset for the right to recover the product estimated to be returned by the customer. The value of inventory associated with a right to recover the goods returned in our direct to consumer operations are included in prepaid expenses and other current assets in our consolidated balance sheets. The changes in the return liability are recognized in net sales and the changes in the return asset are recognized in cost of goods sold in our consolidated statements of operations.

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. Some of these arrangements are written agreements, while others may be implied by customary practices or expectations in the industry. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. We only recognize revenue to the extent that it is probable that we will not have a significant reversal of revenue in a future period. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns, allowances and operational chargebacks as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets, with the estimated value of inventory expected to be returned in prepaid expenses and other current assets in our consolidated balance sheets. As of January 30, 2021 and February 1, 2020, reserve balances recorded as a reduction to wholesale receivables related to these items were $6 million and $9 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. In circumstances where we become aware of a specific wholesale customer’s inability to meet its financial obligations, a specific provision for credit losses is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are ultimately written off at the time that the amounts are not considered collectible. For all other wholesale customer receivable amounts, we recognize estimated provisions for credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends and the risk characteristics of the receivables, each of which is subjective and requires certain assumptions. During Fiscal 2020, we estimated these losses using the current expected loss approach including consideration of the expected impact of the ongoing COVID-19 pandemic on our receivables, whereas in Fiscal 2019, we estimated these losses using the incurred loss model under the previous guidance. We include such charges for credit losses and write-offs in SG&A in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets. Provisions for credit loss expense, which is included in SG&A in our consolidated statements of operations, for Fiscal 2020, Fiscal 2019 and Fiscal 2018 were $4 million, $0 million and $0 million, respectively, while write-offs of credit losses for Fiscal 2020, Fiscal 2019 and Fiscal 2018 were $2 million, $0 million and $1 million. The increase in write-offs was due to bankruptcies of various wholesale customers during Fiscal 2020. As of January 30, 2021 and February 1, 2020, our provision for credit losses related to receivables was $3 million and $1 million, respectively.

In addition to trade receivables, tenant allowances due from landlord of $2 million and $1 million are included in receivables, net in our consolidated balance sheet, as of January 30, 2021 and February 1, 2020, respectively. Substantially all other amounts recognized in receivables, net represent trade receivables related to contracts with customers, including receivables from wholesale customers, credit card receivables related to our direct to consumer operations, and receivables from licensing partners. As of January 30, 2021 and February 1, 2020, prepaid expenses and other current assets included $4 million and $3 million, respectively, representing the estimated value of inventory for expected wholesale and direct to consumer sales returns in the aggregate. An estimated sales return liability of $7 million and $3 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of January 30, 2021 and February 1, 2020, respectively. We did not have any significant contract assets related to contracts with customers, other than trade receivables and the value of inventory associated with expected sales returns, as of January 30, 2021 and February 1, 2020.

In addition to our estimated expected return amounts, contract liabilities related to contracts with our customers include gift cards and merchandise credits issued by us. Gift cards and merchandise credits issued by us are redeemable on demand by the holder and do not have an expiration date or incur administrative fees. Historically, substantially all gift cards and merchandise credits are redeemed within one year of issuance. Gift cards and merchandise credits are recorded as a liability until our performance obligation is satisfied, which occurs when redeemed by the consumer, at which point revenue is recognized. However, we recognize estimated breakage income for certain gift cards and merchandise credits using the redemption recognition method, subject to applicable laws in certain states. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheets and totaled $13 million and $12 million as of January 30, 2021 and February 1, 2020, respectively. Gift card breakage income, which is included in net sales in our consolidated statements of operations, was $1 million, $2 million and $0 million in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

Royalties from the license of our owned brands are recognized over the time that licensees are provided access to our trademarks (i.e. symbolic intellectual property) and benefit from such access through their sales of licensed products. Payments are generally due quarterly, and depending on time of receipt, may be recorded as a liability until recognized as revenue. Royalty income is based upon the contractually guaranteed minimum royalty obligations and adjusted as sales data, or estimates thereof, is received from licensees, when the related royalties based on a percentage of the licensee’s sales exceed the contractually determined minimum royalty amount. Royalty income, which is included in royalties and other operating income in our consolidated statements of operations, were $14 million, $15 million and $14 million during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost of Goods Sold

We include in cost of goods sold all sourcing, procurement and other costs incurred prior to or in association with the receipt of finished goods at our distribution facilities, as well as freight from our warehouse to our own retail stores, wholesale customers and e-commerce consumers. The costs prior to receipt at our distribution facilities include product cost, inbound freight charges, import costs, purchasing costs, internal transfer costs, direct labor, manufacturing overhead, insurance, duties, brokers’ fees, consolidators’ fees and depreciation expense associated with our manufacturing, sourcing and procurement operations. We generally classify amounts billed to customers for freight in net sales, and classify freight costs for shipments to customers in cost of goods sold in our consolidated statements of operations. Our gross profit and gross margin may not be directly comparable to those of our competitors, as statement of operations classifications of certain expenses may vary by company.

SG&A

We include in SG&A costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing, and costs associated with the operations of our retail stores, e-commerce sites, restaurants and concessions, such as labor, occupancy costs, store and restaurant pre-opening costs (including rent, marketing, store set-up costs and training expenses), depreciation and other fees. SG&A also includes product design costs, selling costs, royalty expense, provision for credit losses, advertising, promotion and marketing expenses, professional fees, other general and administrative expenses, our corporate overhead costs and amortization of intangible assets.

Distribution network costs, including costs associated with preparing goods to ship to customers and our costs to operate our distribution facilities, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In Fiscal 2020, Fiscal 2019 and Fiscal 2018, distribution network costs included in SG&A totaled $26 million, $30 million and $28 million, respectively.

All costs associated with advertising, promotion and marketing of our products are expensed in SG&A during the period when the advertisement is first shown. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers’ advertising and promotional funds are generally recorded as a reduction to net sales as recognized. Advertising, promotion and marketing expenses, excluding employment costs for our advertising and marketing employees, for Fiscal 2020, Fiscal 2019 and Fiscal 2018 were $50 million, $56 million and $60 million, respectively. Prepaid advertising, promotion and marketing expenses included in prepaid expenses in our consolidated balance sheets as of January 30, 2021 and February 1, 2020 and were $2 million and $5 million, respectively.

Royalty expense related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the brand or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted based on our net sales of the licensed products, as appropriate. Royalty expenses recognized as SG&A in Fiscal 2020, Fiscal 2019 and Fiscal 2018 were $6 million, $7 million and $6 million, respectively. Substantially all of these royalty expense amounts are included in Lanier Apparel for each period presented.

Cash and Cash Equivalents

We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows. As of January 30, 2021 and February 1, 2020, our cash and cash equivalents included $59 million and $45 million, respectively, of amounts invested in money market funds.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Cash Flow Information

During Fiscal 2020, Fiscal 2019 and Fiscal 2018, cash paid for income taxes was $6 million, $17 million and $14 million, respectively. During Fiscal 2020, Fiscal 2019 and Fiscal 2018, cash paid for interest, net of interest income was $2 million, $1 million and $2 million, respectively. Non-cash investing activities included capital expenditures incurred but not yet paid, which were included in accounts payable in our consolidated balances sheets, of $1 million, $3 million and $2 million as of Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. Additionally, during Fiscal 2020 and Fiscal 2019, we recorded a non-cash net increase in operating lease assets and corresponding operating lease liability amounts of $2 million and $40 million, respectively, related to the net impact of new, modified and terminated operating lease amounts.

Inventories, net

Substantially all of our inventories are finished goods inventories of apparel, accessories and other related products. Inventories are valued at the lower of cost or market.

For operating group reporting, inventory is carried at the lower of FIFO cost or market. We evaluate the composition of our inventories for identification of distressed inventory at least quarterly. In performing this evaluation, we consider slow-turning products, an indication of lack of consumer acceptance of particular products, prior-seasons’ fashion products, broken assortments, discontinued products and current levels of replenishment program products as compared to expected sales. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must use certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends, general economic conditions, the levels of end of season product in market and the prices being offered by off-price retailers and our anticipated plans and costs to sell the inventory. Also, we provide an allowance for shrinkage, as appropriate, for the period between the last physical inventory count and each balance sheet date.

For consolidated financial reporting, as of January 30, 2021 and February 1, 2020, $116 million, or 94%, and $145 million, or 95%, of our inventories were valued at the lower of LIFO cost or market after deducting our LIFO reserve. The remaining $8 million and $7 million of our inventories were valued at the lower of FIFO cost or market as of January 30, 2021 and February 1, 2020, respectively. Generally, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. Our LIFO reserves are based on the estimated Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to our operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 2.

There were no LIFO inventory layer liquidations that had a material impact on our net earnings in Fiscal 2020, Fiscal 2019 or Fiscal 2018. As of January 30, 2021 and February 1, 2020, the LIFO reserve included in our consolidated balance sheets were $62 million and $63 million, respectively.

Property and Equipment, net

Property and equipment, including leasehold improvements that are reimbursed by landlords as a tenant improvement allowance and assets under capital leases, if any, is carried at cost less accumulated depreciation. Additions are capitalized while repair and maintenance costs are charged to our consolidated statements of operations as incurred.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation is calculated using both straight-line and accelerated methods generally over the estimated useful lives of the assets as follows:

Leasehold improvements	Lesser of remaining life of the asset or lease term
Furniture, fixtures, equipment and technology	2 – 15 years
Buildings and improvements	7 – 40 years

Property and equipment is reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable, as discussed in Impairment of Long-Lived Assets, other than Goodwill and Intangible Assets with Indefinite Lives below.

Substantially all of our depreciation expense is included in SG&A in our consolidated statements of operations. Cost of goods sold includes the depreciation associated with our manufacturing, sourcing and procurement processes. Depreciation expense as disclosed in Note 2 includes the property and equipment impairment charges.

Intangible Assets

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks, reacquired rights and customer relationships. The fair values and useful lives of these intangible assets are estimated based on our assessment as well as independent third party appraisals in some cases. Such valuations, which are dependent upon a number of uncertain factors, may include a discounted cash flow analysis of anticipated revenues and expenses or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate. Significant assumptions and estimates included in determining the fair value of intangible assets may include estimates of net sales, royalty income, operating income, growth rates, royalty rates, discount rates and income tax rates, among other factors. Additionally, at acquisition we must determine whether the intangible asset has an indefinite or finite life and account for it accordingly.

Intangible assets with indefinite lives, which are detailed by operating group in Note 4, are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method, among other considerations. Like the initial valuation, the evaluation of recoverability is dependent upon a number of uncertain factors which require assumptions to be made by us, including estimates of net sales, royalty income, operating income, growth rates, royalty rates, discount rates and income tax rates, among other factors.

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

As discussed in Note 4, an impairment charge related to our Southern Tide intangible assets with an indefinite life totaling $18 million was recognized in the First Quarter of Fiscal 2020, with no additional impairment charges related to intangible assets with indefinite lives in the other quarters of Fiscal 2020. No impairment of intangible assets with indefinite lives was recognized during Fiscal 2019 or Fiscal 2018.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets with finite lives, which primarily consist of owned trademarks of TBBC and Duck Head, reacquired rights and customer relationships, are amortized over the estimated useful life of the asset using the straight line method or a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise realized. Certain of our intangible assets with finite lives may be amortized over periods of up to 20 years. The determination of an appropriate useful life for amortization considers our plans for the intangible assets, the remaining contractual period of the reacquired right, and factors that may be outside of our control, including expected customer attrition. Amortization of intangible assets is included in SG&A in our consolidated statements of operations. Intangible assets with finite lives are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable, as discussed in Impairment of Long-Lived Assets, other than Goodwill and Intangible Assets with Indefinite Lives below.

Any costs associated with extending or renewing recognized intangible assets are generally expensed as incurred.

Goodwill, net

Goodwill is recognized as the amount by which the cost to acquire a business exceeds the fair value of identified tangible and intangible assets acquired, net of assumed liabilities. Thus, the amount of goodwill recognized in connection with a business combination depends on the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill, which as of the end of Fiscal 2020 primarily consists of goodwill related to our Lilly Pulitzer and TBBC acquisitions, is not amortized but instead is evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired. As of January 30, 2021, all of our goodwill is deductible for income tax purposes.

We test, either qualitatively or quantitatively, goodwill for impairment as of the first day of the fourth quarter of our fiscal year or when impairment indicators exist. The qualitative factors that we use to determine the likelihood of goodwill impairment, as well as to determine if an interim test is appropriate, include: (a) macroeconomic conditions, (b) industry and market considerations, (c) cost factors, (d) overall financial performance, (e) other relevant entity-specific events, (f) events affecting a reporting unit, (g) a sustained decrease in share price, or (h) other factors, as appropriate. In the event we determine that we will bypass the qualitative impairment option or if we determine that a quantitative test is appropriate, the quantitative test includes valuations of each applicable underlying reporting unit using fair value techniques, which may include a discounted cash flow analysis or an independent appraisal, as well as consideration of any market comparable transactions. Significant estimates, some of which may be very subjective, considered in a discounted cash flow analysis are future cash flow projections of the business, an estimate of the risk-adjusted market-based cost of capital as the discount rate, income tax rates and other assumptions. The estimates and assumptions included in the evaluation of the recoverability of goodwill involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.

If an annual or interim analysis indicates an impairment of goodwill balances, the impairment is recognized in our consolidated financial statements. As discussed in Note 4, a $43 million goodwill impairment charge related to Southern Tide was recognized in the First Quarter of Fiscal 2020, with no additional impairment charges related to goodwill in the other quarters of Fiscal 2020. No impairment of goodwill was recognized during Fiscal 2019 or Fiscal 2018.

Prepaid Expenses and Other Non-Current Assets, net

Amounts included in prepaid expenses and other current assets primarily consist of prepaid operating expenses, including advertising, taxes, maintenance and other services contracts, royalties, insurance, samples and retail supplies as well as the estimated value of inventory for anticipated wholesale and direct to consumer sales returns. Other non-current assets primarily consist of assets set aside for potential liabilities related to our deferred compensation plan,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equity investments in unconsolidated entities, assets related to certain investments in officers’ life insurance policies, deposits and amounts placed into escrow accounts, deferred financing costs related to our revolving credit agreement and non-current deferred tax assets.

Officers’ life insurance policies that are owned by us, substantially all of which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of January 30, 2021 and February 1, 2020, officers’ life insurance policies, net, recorded in our consolidated balance sheets totaled $4 million.

Deferred financing costs for our revolving credit agreements are included in other non-current assets, net in our consolidated financial statements. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense in our consolidated statements of operations. Unamortized deferred financing costs included in other non-current assets, net totaled $1 million and $2 million as of January 30, 2021 and February 1, 2020, respectively.

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

The total value of the assets set aside for potential deferred compensation liabilities, substantially all of which are included in other non-current assets, net, as of January 30, 2021 and February 1, 2020 was $16 million and $15 million, respectively, substantially all of which are held in a rabbi trust. Substantially all the assets set aside for potential deferred compensation liabilities are life insurance policies recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled $16 million and $15 million at January 30, 2021 and February 1, 2020, respectively.

Equity Investments in Unconsolidated Entities

We account for equity investments in which we exercise significant influence, but do not control via voting rights and were determined to not be the primary beneficiary of, using the equity method of accounting. Generally, we determine that we exercise significant influence over a corporation or a limited liability company when we own 20% or more or 3% or more, respectively, of the voting interests, unless the facts and circumstances of that investment indicate that we do not have the ability to exhibit significant influence. Under the equity method of accounting, original investments are recorded at cost, and are subsequently adjusted for our contributions to, distributions from and share of income or losses of the entity. We account for equity investments in which we do not control or exercise significant influence using the fair value method of accounting unless there is not a readily determinable fair value for the equity investment. If there is no readily determinable fair value for such equity investment, we account for the equity investment using the alternative measurement method of cost adjusted for impairment and any identified observable price changes of the investment.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity investments accounted for using the equity method of accounting, fair value method of accounting, or alternative measurement method are included in other non-current assets in our consolidated balance sheets, while the income or loss related to such investments are included in royalties and other operating income in our consolidated statements of operations. During Fiscal 2020, we paid $6 million, in the aggregate, for equity investments in entities accounted for using either the equity method of accounting or the alternative measurement method, which are included in other investing activities in our consolidated statements of cash flows. Each of these investments is in smaller apparel lifestyle brands in which we have an ownership interest of approximately 10% as of January 30, 2021. As of January 30, 2021 and February 1, 2020, our consolidated balance sheet included equity investments accounted for using the equity method of accounting, fair value and alternative measurement method totaling, in the aggregate, $6 million and $0 million, respectively. During Fiscal 2020, Fiscal 2019 and Fiscal 2018 we recognized amounts related to these investments in our consolidated statements of operations of $0 million, $0 million and a loss of $1 million, respectively.

Impairment of Long-Lived Assets, other than Goodwill and Intangible Assets with Indefinite Lives

We assess our long-lived assets other than goodwill and intangible assets with indefinite lives for impairment whenever events indicate that the carrying amount of the asset or asset group may not be fully recoverable. This recoverability and impairment assessment is performed for a specific asset or asset group and includes any property and equipment, operating lease assets, intangible assets with definite lives and other non-current assets included in the asset group. Events that would typically result in such an assessment would include a change in the estimated useful life of the assets, including a change in our plans of the anticipated period of operating a leased retail store or restaurant location, the decision to vacate a leased space before lease termination, the abandonment of an asset or other factors. These events may result in a change in the determination of the assets included in an asset group for impairment testing. To analyze recoverability, we consider undiscounted net future cash flows over the remaining life of the asset or asset group. If the amounts are determined to not be recoverable an impairment is recognized resulting in the write-down of the asset or asset group and a corresponding charge to our consolidated statements of operations. Impairment losses are measured based on the difference between the carrying amount and the estimated fair value of the assets. For assets impaired during Fiscal 2020, Fiscal 2019 and Fiscal 2018, there was no significant fair value at the date of impairment testing.

During Fiscal 2020, Fiscal 2019 and Fiscal 2018, we recognized $20 million, $1 million and $1 million, respectively, of property and equipment impairment charges, which were primarily included in SG&A. During Fiscal 2020, these charges primarily related to a $15 million write-off of previously capitalized costs associated with a Tommy Bahama information technology project that was abandoned in the Fourth Quarter of Fiscal 2020, $2 million of charges related to retail store assets due to retail store closures in Tommy Bahama and Lilly Pulitzer, $1 million of charges related to office leasehold improvements resulting from the Lanier Apparel exit and $1 million of charges related to office leasehold improvements associated with the 2020 restructuring of Tommy Bahama’s international sourcing operations. The impairment charges in Fiscal 2019 and Fiscal 2018 were primarily related to retail store assets and information technology assets.

During Fiscal 2020, Fiscal 2019 and Fiscal 2018, we recognized $4 million, $0 million and $0 million, respectively, of operating lease asset impairment charges, which were primarily included in SG&A. During Fiscal 2020, these charges primarily related to $3 million of charges related to certain office leases resulting from the Lanier Apparel exit and $1 million of charges related to an office lease associated with the 2020 restructuring of Tommy Bahama’s international sourcing operations.

As discussed in Note 4, we recognized an impairment charge of less than $1 million of an intangible asset with a finite life in Lanier Apparel in Fiscal 2020. No impairment of intangible assets with finite lives was recognized during Fiscal 2019 or Fiscal 2018.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Payable, Accrued Compensation and Accrued Expenses and Other Liabilities

Liabilities for accounts payable, accrued compensation and accrued expenses and other liabilities are carried at cost, which reflects the fair value of the consideration expected to be paid in the future for goods and services received, whether or not billed to us as of the balance sheet date. Accruals for medical insurance and workers’ compensation, which are included in accrued expenses and other liabilities in our consolidated balance sheets, include estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims based on our claims experience and statistical trends.

Legal and Other Contingencies

We are subject to certain litigation, claims and assessments in the ordinary course of business. The claims and assessments may relate, among other things, to disputes about trademarks and other intellectual property, licensing arrangements, real estate and contracts, employee relations matters, importing or exporting regulations, environmental matters, taxation or other topics. For those matters where it is probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we have recorded reserves in accrued expenses and other liabilities or other non-current liabilities in our consolidated financial statements for the estimated loss and related expenses, such as legal fees. In other instances, because of the uncertainties related to both the probable outcome or amount or range of loss, we are unable to make a reasonable estimate of a liability, if any, and therefore have not recorded a reserve. As additional information becomes available or as circumstances change, we adjust our assessment and estimates of such liabilities accordingly. Additionally, for any potential gain contingencies, we do not recognize the gain until the period that all contingencies have been resolved and the amounts are realizable. We believe the outcome of outstanding or pending matters, individually and in the aggregate, will not have a material impact on our consolidated financial statements, based on information currently available.

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

A change in the fair value of contingent consideration of $1 million, less than $1 million and $1 million associated with the acquisition of TBBC was recognized in our consolidated statements of operations in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively. As of January 30, 2021 and February 1, 2020, $2 million and $1 million, respectively, of contingent consideration related to the TBBC acquisition was recognized as a liability in our consolidated balance sheet.

Other Non-current Liabilities

Amounts included in other non-current liabilities primarily consist of deferred compensation amounts, amounts related to uncertain tax positions and fair value of contingent consideration.

Leases

In the ordinary course of business, we enter into real estate lease agreements for our direct to consumer locations, which include both retail and food and beverage locations, office and warehouse/distribution space, as well as leases for certain equipment. Our real estate leases have varying terms and expirations and may have options to extend,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

renew or terminate the lease agreement at our discretion, among other provisions. Our real estate lease terms are typically for a period of ten years or less and typically require monthly rent payments with specified rent escalations during the lease term. Our real estate leases usually provide for payments of our pro rata share of real estate taxes, insurance and other operating expenses applicable to the property, and certain of our leases require payment of sales taxes on rental payments. Also, our direct to consumer location leases often provide for contingent rent payments based on sales if certain sales thresholds are achieved. For many of our real estate lease agreements, we obtain lease incentives at lease inception from the landlord for tenant improvement or other allowances. Our lease agreements do not include any material residual value guarantees or material restrictive financial covenants. Substantially all of our leases are classified as long-term operating leases.

For our leases, we are required to recognize operating lease liabilities equal to our obligation to make lease payments arising from the leases on a discounted basis and operating lease assets which represent our right to use, or control the use of, a specified asset for a lease term. Operating lease liabilities, which are included in current portion of operating lease liabilities and non-current portion of operating lease liabilities in our consolidated balance sheets, are recognized at the lease commencement date based on the present value of lease payments over the lease term. The significant judgments in calculating the present value of lease obligations include determining the lease term and lease payment amounts, which are dependent upon our assessment of the likelihood of exercising any renewal or termination options that are at our discretion, as well as the discount rate applied to the future lease payments. The operating lease assets, which are included in operating lease assets in our consolidated balance sheets, at commencement represent the amount of the operating lease liability reduced for any lease incentives, including tenant improvement allowances. Typically, we do not include any renewal or termination options at our discretion in the underlying lease term at the time of lease commencement as the probability of exercise is not reasonably certain. Variable rental payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent rent based on a percentage of net sales or adjusted periodically for inflation are not included in lease expense used to calculate the present value of lease obligations recognized in our consolidated balance sheet, but instead are recognized as incurred.

Lease expense for operating leases is generally recognized on a straight-line basis over the lease term, even if there are fixed escalation clauses, lease incentives for rent holidays, or other similar items from the date that we take possession of the space. Substantially all of our lease expense is recognized in SG&A in our consolidated statements of operations.

We account for the underlying operating lease at the individual lease level. The lease guidance requires us to discount future lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, our estimated incremental borrowing rate. As our leases do not provide an implicit rate, we use an estimated incremental borrowing rate based on information available at the applicable commencement date. Our estimated incremental borrowing rate for a lease is the rate of interest we estimate we would have to pay on a collateralized basis over the lease term to borrow an amount equal to the lease payments.

During the First Quarter of Fiscal 2020, the FASB provided for an optional practical expedient that simplifies how a lessee accounts for rent concessions that are a direct consequence of the COVID-19 pandemic. The practical expedient only applies if a lease is modified to allow for a rental concession and (1) the revised consideration is substantially the same as, or less than, the original consideration in the lease agreement, (2) the reduction in lease payments relates to payments due on or before June 30, 2021, and (3) no other substantive changes have been made to the terms of the leases. The practical expedient provides that, if the above conditions are met for the lease agreement, the lessee is not required to assess whether the eligible rent concessions are lease modifications. We have elected to apply the practical expedient for all eligible lease modifications resulting in the rent concession being recorded as an adjustment to variable lease payments and recognized in our consolidated statement of operations in that period. The amounts of concessions recognized in our consolidated statement of operations pursuant to this practical expedient in Fiscal 2020 was $4 million. For lease modifications that do not meet the criteria for the practical expedient, we account for the amendment and concession as a lease modification requiring lease remeasurement with the concession recognized as a reduction to the operating lease asset and recognized in our consolidated statements of operations over

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the remaining term of the respective lease agreement. The amount of concessions agreed to in Fiscal 2020 that were recognized as reductions of the operating lease asset and will be recognized in future periods over the remaining lease term as a reduction to rent expense was $4 million.

In February 2016, the FASB issued revised lease accounting guidance. We adopted the guidance on the first day of Fiscal 2019 using a modified retrospective approach. The modified retrospective approach allowed us to apply the new lease accounting guidance to the financial statements for the period of adoption and apply the previous lease accounting guidance in the prior year comparative periods. The adoption of the new lease accounting guidance had a material impact on our consolidated balance sheet as a result of the recognition of operating lease assets and operating lease liabilities on our consolidated balance sheet, but did not have a material impact on our consolidated statements of operations, as the recognition of operating lease expense was generally consistent under the previous and new lease accounting guidance, or on our consolidated statements of cash flows, as the lease accounting guidance did not impact the timing of lease payments.

Foreign Currency

We are exposed to foreign currency exchange risk when we generate net sales or incur expenses in currencies other than the functional currency of the respective operations. The resulting assets and liabilities denominated in amounts other than the respective functional currency are re-measured into the respective functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are re-measured at the average rates of exchange prevailing during the relevant period. The impact of any such re-measurement is recognized in our consolidated statements of operations in that period. Net losses (gains) included in our consolidated statements of operations related to foreign currency transactions recognized in Fiscal 2020, Fiscal 2019 and Fiscal 2018 were $0 million, $1 million and $0 million, respectively.

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

As of January 30, 2021, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which are primarily related to (1) our Tommy Bahama operations in Canada and Australia purchasing goods in U.S. dollars or other currencies which are not the functional currency of the business and (2) certain other transactions, including intercompany transactions. During Fiscal 2020, Fiscal 2019 and Fiscal 2018, we did not enter into and were not a party to any foreign currency exchange contracts for hedging, trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on any variable-rate indebtedness under our U.S. Revolving Credit Agreement. If we have significant borrowings, we may attempt to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of variable-rate and fixed-rate debt, although at times all of our debt may be either variable-rate or fixed-rate debt. At times we may enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, anticipated future cash flows and our expectations about the risk of future interest rate changes, among other factors. During Fiscal 2020, Fiscal 2019 and Fiscal 2018, we did not enter into and were not a party to any interest rate swap agreements for hedging, trading or speculative purposes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The three levels of inputs used to measure fair value pursuant to the guidance are as follows: (1) Level 1—Quoted prices in active markets for identical assets or liabilities; (2) Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and (3) Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, which include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Our financial instruments consist primarily of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and debt, if any. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities generally approximate their fair values. The fair value of cash and cash equivalents invested on an overnight basis in money market funds is based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. Additionally, we believe the carrying amounts of our variable-rate borrowings, if any, approximate fair value. We have determined that our property and equipment, intangible assets, goodwill, operating lease assets and certain other non-current assets included in our consolidated balance sheets are non-financial assets measured at fair value on a non-recurring basis. We have determined that our approaches for determining fair values of each of these assets generally are based on Level 3 inputs. Additionally, for contingent consideration fair value amounts, we have determined that our approaches for determining fair value are generally based on Level 3 inputs.

In determining the $9 million fair value, and resulting carrying value, of the Southern Tide trade name in our interim impairment test performed in the First Quarter of Fiscal 2020, which utilized the relief from royalty valuation method, we used certain Level 3 inputs. The significant unobservable inputs used in determining the fair value of the Southern Tide trade name as of the First Quarter of Fiscal 2020 included: (a) a double-digit percentage decrease in sales for the remainder of Fiscal 2020 as compared to the comparable prior year sales amounts, reflecting the anticipated impact of the COVID-19 pandemic during the remainder of Fiscal 2020; a double-digit percentage increase for sales in Fiscal 2021, reflecting an anticipated partial recovery from the COVID-19 pandemic; and high single-digit percentage growth rates for sales subsequent to Fiscal 2021, with the growth rate in future periods ultimately decreasing to a low single-digit percentage in the long term, and (b) a required rate of return for the intangible asset of 13%.

Equity Compensation

We have certain equity compensation plans as described in Note 8, which provide for the ability to grant restricted shares, restricted share units, options and other equity awards to our employees and non-employee directors. We recognize compensation expense related to equity awards to employees and non-employee directors in SG&A in our consolidated statements of operations based on the fair value of the awards on the grant date. The fair value of restricted shares that are service and performance-based are determined based on the fair value of our common stock on the grant date. The fair value of restricted share units that are market-based (e.g. relative total shareholder return (“TSR”)) are determined based on a Monte Carlo simulation model, which models multiple TSR paths for our common stock as well as the comparator group, as applicable, to evaluate and determine the estimated fair value of the restricted share unit.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For awards with specified service requirements, the fair value of the equity awards granted to employees is recognized over the respective service period. For performance-based awards (e.g. awards based on our earnings per share), during the performance period we assess expected performance versus the predetermined performance goals and adjust the cumulative equity compensation expense to reflect the relative expected performance achievement. The fair value of the performance-based awards, if earned, is recognized on a straight-line basis over the aggregate performance period and any additional required service period. For market-based awards (e.g. TSR-based awards) with specified service requirements that are equal to or longer than the market-based specification period, the fair value of the awards granted to employees is recognized over the requisite service period, regardless of whether, and to the extent to which, the market condition is ultimately satisfied. The impact of stock award forfeitures on compensation expense is recognized at the time of forfeit as no estimate of future stock award forfeitures is considered in our calculation of compensation expense for our service-based, performance-based or market-based awards.

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income consists of net earnings and specified components of other comprehensive income (loss). Other comprehensive income includes changes in assets and liabilities that are not included in net earnings pursuant to GAAP, such as foreign currency translation adjustments between the functional and reporting currencies and certain unrealized gains (losses), if any. For us, other comprehensive income for each period presented includes the impact of the foreign currency translation impact of our Tommy Bahama operations in Canada, Australia and Japan. These other comprehensive income (loss) amounts are deferred in accumulated other comprehensive loss, which is included in shareholders’ equity in our consolidated balance sheets. As of January 30, 2021, the amounts included in accumulated other comprehensive loss in our consolidated balance sheet primarily reflect the net foreign currency translation adjustment related to our Tommy Bahama operations in Canada and Australia.

During Fiscal 2019, we recognized a $1 million charge in our consolidated statement of operations that was previously recognized in accumulated other comprehensive loss in our consolidated balance sheet. This charge related to foreign currency amounts associated with our investment and operations in Japan, which in Fiscal 2019 we decided to exit entirely after exiting a significant portion of the business in Fiscal 2018. No material amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during Fiscal 2020 or Fiscal 2018.

Dividends

Dividends are accrued at the time declared by our Board of Directors and typically paid within the same fiscal quarter. Certain restricted share units, as described in Note 8, earn dividend equivalents which are accrued at the time of declaration by the Board of Directors in accrued expenses and other liabilities, but only paid if the restricted share units are ultimately earned.

Concentration of Credit Risk and Significant Customers

We are exposed to concentrations of credit risk as a result of our receivables balances, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to wholesale customers operating in a number of distribution channels in the United States and other countries. We extend credit to certain wholesale customers based on an evaluation of the customer’s credit history and financial condition, usually without requiring collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. As of January 30, 2021, three customers each represented more than 10% individually, and totaled 54% in the aggregate, of our receivables, net included in our consolidated balance sheet.

While no individual customer represented greater than 10% of our consolidated net sales in Fiscal 2020, Fiscal 2019 or Fiscal 2018, a decision by the controlling owner of a group of stores or any significant customer to decrease the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods.

Additionally, as of January 30, 2021, we had $66 million of cash and cash equivalents, including $59 million invested in money market funds. Substantially all of these amounts are with major financial institutions in the United States. Further, we maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation.

Income Taxes

Income taxes included in our consolidated financial statements are determined using the asset and liability method. Under this method, income taxes are recognized based on amounts of income taxes payable or refundable in the current year as well as the impact of any items that are recognized in different periods for consolidated financial statement reporting and tax return reporting purposes. Prepaid income taxes and income taxes payable are recognized in prepaid expenses and other accrued expenses and liabilities, respectively, in our consolidated balance sheets. As certain amounts are recognized in different periods for consolidated financial statement and tax return reporting purposes, financial statement and tax bases of assets and liabilities differ, resulting in the recognition of deferred tax assets and liabilities. The deferred tax assets and liabilities reflect the estimated future tax effects attributable to these differences, as well as the impact of net operating loss, capital loss and federal and state credit carrybacks and carryforwards, each as determined under enacted tax laws at rates expected to apply in the period in which such amounts are expected to be realized or settled. We account for the effect of changes in tax laws or rates in the period of enactment.

We recognize deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, taxable income in any carryback years, tax-planning strategies, and recent results of operations. Valuation allowances are established when we determine that it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

We use a two-step approach for evaluating uncertain tax positions. Under the two-step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more likely than not to be sustained upon examination. The second step, measurement, is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more likely than not threshold or are resolved through settlement or litigation with the relevant taxing authority, upon expiration of the statute of limitations or otherwise. Alternatively, de-recognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained.

In the case of foreign subsidiaries, there are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial statement and tax bases of assets. When the financial statement basis of the investment in a foreign subsidiary, excluding undistributed earnings, exceeds the tax basis in such investment, the deferred tax liability is not recognized if management considers the investment to be essentially permanent in duration. Further, deferred tax liabilities are not required to be recognized for undistributed earnings of foreign subsidiaries when

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management considers those earnings to be permanently reinvested outside the United States. The Tax Cuts and Jobs Act ("U.S. Tax Reform") as enacted on December 22, 2017 changed the way federal tax is applied to distributions of earnings of foreign subsidiaries. While distributions of foreign subsidiary earnings are generally not subject to federal tax, there are other possible tax impacts, including state taxes and foreign withholding tax, that must be considered if the earnings are not considered to be permanently reinvested. Further, U.S. Tax Reform did not exempt from federal tax the gain realized upon the sale of a foreign subsidiary and consideration must therefore be given to the impact of differences in the book and tax basis of foreign subsidiaries not arising from earnings when determining whether a liability must be recorded if the investment is not considered permanently reinvested.

U.S. Tax Reform made significant changes in the taxation of our domestic and foreign earnings, including a reduction in the domestic corporate tax rate from 35% to 21%, the move to a territorial taxation system under which the earnings of foreign subsidiaries will generally not be subject to U.S. federal income tax upon distribution, the increase in bonus depreciation available for certain assets acquired, limitations on the deduction for certain expenses, including executive compensation and interest incurred, a tax on global intangible low-taxed income (“GILTI”), disallowance of deductions for certain payments (the base erosion anti-abuse tax, or “BEAT”) and certain deductions enacted for certain foreign-derived intangible income (“FDII”). While the calculations for GILTI, BEAT and FDII are complex calculations, the new provisions did not have a material impact on our effective tax rate in Fiscal 2020, Fiscal 2019 and Fiscal 2018. We recognize the impact of GILTI as a period cost.

On March 27, 2020, the CARES Act was signed into law, with applicable provisions reflected in our financial statements upon enactment. This law included several taxpayer favorable provisions which impact us, including allowing the carryback of our Fiscal 2020 net operating losses to periods prior to U.S. Tax Reform resulting in an increased benefit for those losses, accelerated depreciation of certain leasehold improvement costs, relaxed interest expense limitations and certain non-income tax benefits including deferral of employer FICA payments and an employee retention credit.

In Fiscal 2018 we adopted certain guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. The impact of the adoption of this guidance resulted in a $0.1 million reduction to retained earnings as of February 4, 2018.

We file income tax returns in the United States and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for years prior to Fiscal 2017, with limited exceptions, are no longer subject to examination by tax authorities.

Earnings (Loss) Per Share

Basic net earnings per share amounts are calculated by dividing the net earnings amount by the weighted average shares outstanding during the period. Shares repurchased, if any, are removed from the weighted average number of shares outstanding upon repurchase and delivery.

Diluted net earnings per share amounts are calculated similarly to the amounts above, except that the weighted average shares outstanding in the diluted net earnings per share calculation also include the potential dilution using the treasury stock method that could occur if dilutive securities, including restricted share awards or other dilutive awards, were converted to shares. The treasury stock method assumes that shares are issued for any restricted share awards, options or other dilutive awards that are "in the money," and that we use the proceeds received to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid and future compensation expense to be recognized. Performance-based and market-based restricted share units are included in the computation of diluted shares only to the extent that the underlying performance or market conditions (i) have been satisfied as of the end of the reporting period or (ii) if the measurement criteria has been satisfied and the result would be dilutive, even if the contingency period has not ended as of the end of the reporting period.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In periods that we incur a loss, we exclude restricted shares or restricted share awards as including the awards would be anti-dilutive. During Fiscal 2020, there were 0.4 million restricted shares and restricted share units outstanding that were excluded from the diluted earnings (loss) per share calculation. No restricted shares or restricted share units were excluded from the diluted earnings per share calculation for Fiscal 2019 or Fiscal 2018.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes, Actual results could differ from those estimates, particularly given the uncertainties associated with the ultimate impact of the COVID-19 pandemic, the Lanier Apparel exit or other factors. Such changes could have a material impact on our consolidated financial statements in future periods.

Accounting Standards Adopted in Fiscal 2020

In June 2016, the FASB issued guidance, as amended, related to the measurement of credit losses on financial instruments, which requires that companies use a forward-looking current expected loss approach to estimate credit losses on certain financial instruments, including trade and other receivables, as well as other financial assets and instruments. We estimate current expected credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends. We adopted the guidance on the first day of Fiscal 2020 resulting in a charge of less than $1 million to retained earnings, which is included in the shareholders’ equity statement for Fiscal 2020, and a reduction to various asset amounts included in our consolidated balance sheet.

In December 2019, the FASB amended its guidance related to accounting for income taxes, which simplified the accounting for income taxes by removing certain exceptions in existing guidance to reduce complexity in certain areas. On the first day of Fiscal 2020, we adopted the provisions related to classification of franchise taxes partially based on income and changes in ownership of foreign equity method investments or foreign subsidiaries on a modified retrospective basis while we adopted the other provisions on a prospective basis. The adoption of the new guidance did not have an impact on our consolidated financial statements as of the first day of Fiscal 2020 or during Fiscal 2020.

Other recently issued guidance that was adopted in Fiscal 2020 did not have a material impact on our consolidated financial statements upon adoption.

Recently Issued Accounting Standards Applicable to Future Years

Recent accounting pronouncements pending adoption are either not applicable or not expected to have a material impact on our consolidated financial statements.

Note 2. Operating Groups

We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Our business has historically been operated through our Tommy Bahama, Lilly Pulitzer, Southern Tide and Lanier Apparel operating groups.

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men’s tailored clothing, sportswear and other

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

products. In Fiscal 2020, we made the decision to exit our Lanier Apparel business, which is expected to be completed during the second half of Fiscal 2021. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of any inter-segment sales and any other items that are not allocated to the operating groups including LIFO inventory accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to operating groups. Corporate and Other also includes the operations of other businesses which are not included in our operating groups, including the operations of TBBC, Duck Head and our Lyons, Georgia distribution center. As a result of certain organizational and management reporting changes in Fiscal 2020, our Duck Head operations, which were previously included in Lanier Apparel, are considered part of and included in Corporate and Other. All prior period amounts for Lanier Apparel and Corporate and Other have been restated to conform to the presentation in the current period.

The tables below present certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Net sales
Tommy Bahama	$419,817	$676,652	$675,358
Lilly Pulitzer	231,078	284,700	272,299
Southern Tide	34,664	46,409	45,248
Lanier Apparel	38,796	95,200	99,904
Corporate and Other	24,478	19,829	14,657
Consolidated net sales	$748,833	$1,122,790	$1,107,466

Depreciation and amortization
Tommy Bahama	$46,698	$27,852	$29,549
Lilly Pulitzer	9,965	10,106	10,605
Southern Tide	676	549	528
Lanier Apparel	1,239	422	415
Corporate and Other	1,336	1,358	1,393
Consolidated depreciation and amortization	$59,914	$40,287	$42,490

Operating income (loss)
Tommy Bahama	$(53,310)	$53,207	$53,139
Lilly Pulitzer	27,702	51,795	47,239
Southern Tide (1)	(64,801)	5,554	5,663
Lanier Apparel	(26,654)	1,953	6,000
Corporate and Other (2)	(6,786)	(18,834)	(21,449)
Consolidated operating (loss) income	(123,849)	93,675	90,592
Interest expense, net	2,028	1,245	2,283
(Loss) earnings before income taxes	$(125,877)	$92,430	$88,309
(1)	Southern Tide included a $60 million impairment charge for goodwill and intangible assets in Fiscal 2020, with no such charges in Fiscal 2019 or Fiscal 2018.
(2)	Corporate and Other included a LIFO accounting credit of $9 million, charge of $1 million and charge of $1 million in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Purchases of Property and Equipment
Tommy Bahama	$19,666	$31,272	$25,111
Lilly Pulitzer	7,059	4,273	10,777
Southern Tide	1,423	289	149
Lanier Apparel	21	571	99
Corporate and Other	755	1,016	907
Purchases of Property and Equipment	$28,924	$37,421	$37,043

	January 30,	February 1,
	2021	2020
Total Assets
Tommy Bahama (1)	$569,854	$668,197
Lilly Pulitzer (2)	176,467	199,913
Southern Tide (3)	31,641	99,667
Lanier Apparel (4)	10,967	39,207
Corporate and Other (5)	76,705	26,385
Total Assets	$865,634	$1,033,369
(1)	Decrease in Tommy Bahama total assets includes reductions in operating lease assets, property and equipment, inventories and receivables.
(2)	Decrease in Lilly Pulitzer total assets includes reductions in operating lease assets, receivables, inventories and property and equipment.
(3)	Decrease in Southern Tide total assets was primarily due to the $60 million impairment charge for goodwill and intangible assets in the First Quarter of Fiscal 2020, as well as reductions in inventories and receivables.
(4)	Decrease in Lanier Apparel total assets includes reductions in inventories, receivables, operating lease assets, prepaid expenses and property and equipment.
(5)	Increase in Corporate and Other total assets includes increased income tax receivable, cash, inventories due to the reversal of inventory markdowns as part of LIFO accounting and investments in unconsolidated entities.

Net book value of our property and equipment and net sales by geographic area are presented in the tables below (in thousands). The other foreign amounts primarily relate to our Tommy Bahama operations in Canada and Australia.

	January 30,	February 1,
	2021	2020
Net Book Value of Property and Equipment
United States	$155,902	$187,032
Other foreign	3,830	4,485
	$159,732	$191,517

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net Sales
United States	$728,308	$1,086,170	$1,067,235
Other foreign	20,525	36,620	40,231
	$748,833	$1,122,790	$1,107,466

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented.

	Fiscal 2020
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$419,817	37%	36%	11%	16%	—%
Lilly Pulitzer	231,078	20%	64%	—%	16%	—%
Southern Tide	34,664	4%	32%	—%	64%	—%
Lanier Apparel	38,796	—%	—%	—%	100%	—%
Corporate and Other	24,478	—%	63%	—%	33%	4%
Consolidated net sales	$748,833	27%	43%	7%	23%	—%

	Fiscal 2019
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$676,652	48%	20%	12%	20%	—%
Lilly Pulitzer	284,700	41%	38%	—%	21%	—%
Southern Tide	46,409	—%	21%	—%	79%	—%
Lanier Apparel	95,200	—%	—%	—%	100%	—%
Corporate and Other	19,829	—%	59%	—%	34%	7%
Consolidated net sales	$1,122,790	39%	23%	8%	30%	—%

	Fiscal 2018
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$675,358	48%	18%	13%	21%	—%
Lilly Pulitzer	272,299	42%	36%	—%	22%	—%
Southern Tide	45,248	—%	18%	—%	82%	—%
Lanier Apparel	99,904	—%	—%	—%	100%	—%
Corporate and Other	14,657	—%	54%	—%	30%	16%
Consolidated net sales	$1,107,466	40%	21%	8%	31%	—%

Note 3. Property and Equipment, Net

Property and equipment, carried at cost, is summarized as follows (in thousands):

	January 30,	February 1,
	2021	2020
Land	$3,166	$3,166
Buildings and improvements	39,559	39,563
Furniture, fixtures, equipment and technology	231,493	240,527
Leasehold improvements	237,360	231,089
	511,578	514,345
Less accumulated depreciation and amortization	(351,846)	(322,828)
Property and equipment, net	$159,732	$191,517

Note 4. Intangible Assets and Goodwill

As discussed in Note 1, the COVID-19 pandemic has had a significant negative impact on each of our operating groups. Thus, certain goodwill and indefinite-lived intangible asset impairment testing was required in the First Quarter of Fiscal 2020, which resulted in significant impairment charges in Southern Tide as shown in the tables below. Impairment of goodwill and intangible assets are included in impairment of goodwill and intangible assets in our consolidated statements of operations. No additional tests were required in the Second Quarter of Fiscal 2020 or the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Third Quarter of Fiscal 2020. Further, no impairment was required based on our annual tests for impairment of goodwill and intangible assets with indefinite lives performed as of the first day of the Fourth Quarter of Fiscal 2020.

Intangible assets by category are summarized below (in thousands):

	January 30,	February 1,
	2021	2020
Intangible assets with finite lives	$51,929	$51,929
Accumulated amortization and impairment	(43,242)	(41,924)
Total intangible assets with finite lives, net	8,687	10,005

Intangible assets with indefinite lives:
Tommy Bahama Trademarks	$110,700	$110,700
Lilly Pulitzer Trademarks	27,500	27,500
Southern Tide Trademarks	9,300	26,800
Total intangible assets, net	$156,187	$175,005

Intangible assets, by operating group and in total, for Fiscal 2018, Fiscal 2019 and Fiscal 2020 are as follows (in thousands):

	Tommy	Lilly	Southern	Lanier	Corporate
	Bahama	Pulitzer	Tide	Apparel	and Other	Total
Balance, February 3, 2018	$112,157	29,749	29,689	277	6,986	$178,858
Impairment	—	—	—	—	—	—
Amortization	(1,385)	(533)	(288)	(31)	(373)	(2,610)
Other, including foreign currency	(72)	—	—	—	—	(72)
Balance February 2, 2019	$110,700	$29,216	$29,401	$246	$6,613	$176,176
Impairment	—	—	—	—	—	—
Amortization	—	(475)	(291)	(31)	(374)	(1,171)
Other, including foreign currency	—	—	—	—	—	—
Balance, February 1, 2020	110,700	28,741	29,110	215	6,239	175,005
Impairment	—	—	(17,500)	(207)	—	(17,707)
Amortization	—	(424)	(288)	(8)	(391)	(1,111)
Other, including foreign currency	—	—	—	—	—	—
Balance, January 30, 2021	$110,700	$28,317	$11,322	$—	$5,848	$156,187

Based on the current estimated useful lives assigned to our intangible assets, amortization expense for each of the next five years is expected to be $1 million per year.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill, by operating group and in total, for Fiscal 2018, Fiscal 2019 and Fiscal 2020 is as follows (in thousands):

	Tommy	Lilly	Southern	Corporate
	Bahama	Pulitzer	Tide	and Other	Total
Balance, February 3, 2018	$821	19,522	42,745	3,615	$66,703
Impairment	—	—	—	—	—
Other, including foreign currency	(67)	—	—	(15)	(82)
Balance February 2, 2019	$754	$19,522	$42,745	$3,600	$66,621
Impairment	—	—	—	—	—
Other, including foreign currency	(43)	—	—	—	(43)
Balance, February 1, 2020	711	19,522	42,745	3,600	66,578
Impairment	—	—	(42,745)	—	(42,745)
Other, including foreign currency	77	—	—	—	77
Balance, January 30, 2021	$788	$19,522	$—	$3,600	$23,910

Note 5. Debt

As of January 30, 2021 and February 1, 2020, we had no amounts outstanding under our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”). In July 2019, we amended the U.S. Revolving Credit Agreement by entering into the First Amendment to the Fourth Amended and Restated Credit Agreement to (1) extend the maturity of the facility to July 2024 and (2) modify certain provisions including a reduction of interest rates on certain borrowings and a reduction in unused line fees. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest, unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (July 2024) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of January 30, 2021, $3 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of January 30, 2021, we had $301 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2020 and as of January 30, 2021, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of January 30, 2021, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.

Note 6. Leases

For Fiscal 2020, operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset, was $64 million and variable lease expense was $30 million, resulting in total lease expense of $93 million. For Fiscal 2019, operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset, was $66 million and variable lease expense was $34 million, resulting in total lease expense of $99 million. As of January 30, 2021 and February 1, 2020, the weighted-average remaining operating lease term was six years and seven years, respectively, and the weighted-average discount rate for operating leases was 4.1% and 4.0%, respectively. Cash paid for lease amounts included in the measurement of operating lease liabilities in Fiscal 2020 and Fiscal 2019 was $63 million and $70 million, respectively.

As of January 30, 2021, the required lease liability payments, which include base rent amounts but excludes payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent rents incurred under operating lease agreements, for the fiscal years specified below were as follows (in thousands):

Operating lease
2021	70,338
2022	64,553
2023	57,655
2024	45,826
2025	32,719
After 2025	68,247
Total lease payments	$339,338
Less: Difference between discounted and undiscounted lease payments	38,489
Present value of lease liabilities	$300,849

Disclosures related to periods prior to adoption of revised accounting guidance

Total rent expense in Fiscal 2018 was $96 million, which includes base rent amounts, real estate taxes, sales taxes, insurance, other operating expenses and contingent rents incurred under all leases. Payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent percentage rent are included in rent expense, but are generally not included in the aggregate minimum rental commitments, as, in most cases, the amounts payable in future periods are not quantified in the lease agreement or may be dependent on future events. The total amount of such charges included in total rent expense above were $28 million in Fiscal 2018.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Commitments and Contingencies

As of January 30, 2021, we are a party to certain apparel license and design agreements, primarily within our Lanier Apparel operating group, which contemplate minimum royalty and advertising payments of $4 million in respect of Fiscal 2021.

In connection with our Fiscal 2017 acquisition of TBBC, we entered into a contingent consideration agreement which requires us to make cash payments to the sellers of up to $4 million in the aggregate subject to TBBC’s achievement of certain earnings targets over a four year period subsequent to the acquisition. Pursuant to this contingent consideration agreement, as of January 30, 2021, $1 million, in the aggregate, was earned related to Fiscal 2018 and Fiscal 2019 and has been paid to the sellers, and $1 million was earned related to Fiscal 2020 and is payable in Fiscal 2021. One of the sellers of TBBC is an employee and continues to manage the operations of TBBC.

During the 1990s, we discovered the presence of hazardous waste on one of our properties. We believe that remedial or other activities may be required, including continued investigation and monitoring of groundwater and soil, although the timing and extent of such activities is uncertain. As of both January 30, 2021 and February 1, 2020, the reserve for the remediation of this site was less than $1 million, which is included in other non-current liabilities in our consolidated balance sheets. The amount recorded represents our estimate of the costs, on an undiscounted basis, to clean up and monitor the site as well as any associated legal and consulting fees, based on currently available information. This estimate may change in future periods as more information on the activities required and timing of those activities become known.

Note 8. Shareholders’ Equity and Equity Compensation

Common Stock

We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of January 30, 2021 and February 1, 2020. We had 17 million shares of common stock issued and outstanding as of January 30, 2021 and February 1, 2020. During the First Quarter of Fiscal 2020, we repurchased 0.3 million shares of our common stock under an open market stock repurchase program (Rule 10b5-1 plan).

Long-Term Stock Incentive Plan and Equity Compensation Expense

As of January 30, 2021, less than 1 million shares were available for issuance under our Long-Term Stock Incentive Plan (the "Long-Term Stock Incentive Plan"). The Long-Term Stock Incentive Plan allows us to grant equity-based awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted shares and/or restricted share units. No additional shares are available under any predecessor plans.

Restricted share awards granted to officers and other key employees generally vest three or four years from the date of grant if (1) the performance or market threshold, if any, was met and (2) the employee is still employed by us on the vesting date. At the time that restricted shares are issued, the shareholder is generally, subject to the terms of the respective agreement, entitled to the same dividend and voting rights as other holders of our common stock as long as the restricted shares are outstanding. The employee generally is restricted from transferring or selling any restricted shares or restricted share units and generally forfeits the awards upon the termination of employment prior to the end of the vesting period. The specific provisions of the awards, including exercisability and term of the award, are evidenced by agreements with the employee as determined by the compensation committee of our Board of Directors. Restricted share units pursuant to performance-based awards and market-based awards are not issued until approved by our compensation committee following completion of the specified performance period.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the restricted share award activity for officers and other key employees (in shares) during Fiscal 2020, Fiscal 2019, and Fiscal 2018:

	Fiscal 2020		Fiscal 2019		Fiscal 2018
		Weighted-		Weighted-		Weighted-
		average		average		average
	Number of	grant date	Number of	grant date	Number of	grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Restricted shares outstanding at beginning of fiscal year	251,924	$68	257,890	$66	211,045	$63
Service-based restricted shares granted/issued	131,425	$40	42,573	$76	49,726	$79
Performance-based restricted shares issued related to prior year performance awards	42,438	$76	43,152	$79	72,427	$57
Restricted shares vested, including restricted shares repurchased from employees for employees’ tax liability	(114,003)	$56	(87,252)	$71	(73,408)	$58
Restricted shares forfeited	(3,415)	62	(4,439)	69	(1,900)	62
Restricted shares outstanding at end of fiscal year	308,369	$61	251,924	$68	257,890	$66

Additionally, during the Second Quarter of Fiscal 2020, we granted 0.1 million restricted share units at target subject to (1) our achievement of specified total shareholder return (“TSR”) ranking by Oxford relative to a comparator group for the three year period ending in July 2023 and (2) the recipient remaining an employee through July 2023. The ultimate number of shares earned will be between 0% and 200% of the restricted share units at target. These TSR-based restricted share units are entitled to dividend equivalents for dividends declared on our common stock during the performance period, which are payable after vesting of the restricted shares, for the number of shares ultimately earned. These TSR-based restricted share units do not have any voting rights during the performance period. These TSR-based restricted performance units are not included in the table above.

The following table summarizes information about unvested restricted share awards as of January 30, 2021. The unvested restricted share awards will be settled in shares of our common stock on the vesting date, subject to the employee still being an employee at that time. All awards are subject to the employee remaining employed with us through the vesting date, and the TSR-based restricted share units are subject to us meeting the specified TSR relative to the comparator group

	Number of	Average
	Unvested	Fair Value
	Share/Unit	on
Description	Awards	Date of Grant
Service-based & Performance-based Restricted Shares Vesting in April 2021	82,513	$77
Service-based & Performance-based Restricted Shares Vesting in April 2022	95,861	$77
Service-based Restricted Shares Vesting in July 2023	129,995	$40
Total Restricted Shares Outstanding	308,369	61
TSR-based Restricted Share Units (at target), with a July 2023 vesting date	83,345	50
Total	391,714	$59

As of January 30, 2021, there was $11 million of unrecognized compensation expense related to the unvested restricted shares and restricted share units included in the table above, which have been granted to employees but have not yet vested. As of January 30, 2021, the weighted average remaining life of the outstanding awards was two years.

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

Employee Stock Purchase Plan

There were less than 1 million shares of our common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of January 30, 2021. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Equity compensation expense related to the employee stock purchase plan recognized was less than $1 million in each of Fiscal 2020, Fiscal 2019 and Fiscal 2018.

Preferred Stock

We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of January 30, 2021 and February 1, 2020. No preferred shares were issued or outstanding as of January 30, 2021 or February 1, 2020.

Note 9. Income Taxes

The following table summarizes our distribution between domestic and foreign earnings (loss) before income taxes and the provision (benefit) for income taxes (in thousands):

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Earnings from continuing operations before income taxes:
Domestic	$(129,129)	$86,528	$85,050
Foreign	3,252	5,902	3,259
Earnings from continuing operations before income taxes	$(125,877)	$92,430	$88,309

Income taxes:
Current:
Federal	$(11,498)	$18,565	$12,543
State	(1,060)	5,459	4,474
Foreign	735	1,650	1,979
	(11,823)	25,674	18,996
Deferred—Domestic	(17,780)	(1,870)	3,141
Deferred—Foreign	(582)	133	(119)
Income taxes	$(30,185)	$23,937	$22,018

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal income tax benefit	3.6%	4.4%	4.6%
Impact of foreign operations rate differential	(0.2)%	0.2%	0.7%
Impairment of non-deductible Southern Tide goodwill	(3.7)%	—%	—%
Change in reserve for uncertain tax positions	(2.5)%	—%	—%
Rate benefit from NOL carryback to pre-U.S. Tax Reform periods due to the CARES Act	5.5%	—%	—%
Other, net	0.3%	0.3%	(1.4)%
Effective tax rate for continuing operations	24.0%	25.9%	24.9%

Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

	January 30,	February 1,
	2021	2020
Deferred Tax Assets:
Inventories	$16,338	$13,067
Accrued compensation and benefits	8,759	8,977
Receivable allowances and reserves	2,109	993
Operating lease liabilities	73,917	85,969
Operating loss and other carry-forwards	4,617	3,171
Other, net	3,686	1,546
Deferred tax assets	109,426	113,723
Deferred Tax Liabilities:
Operating lease assets	(66,341)	(82,186)
Depreciation and amortization	(9,682)	(8,076)
Acquired intangible assets	(25,047)	(34,019)
Deferred tax liabilities	(101,070)	(124,281)
Valuation allowance	(5,668)	(5,213)
Net deferred tax asset (liability)	$2,688	$(15,771)

As of January 30, 2021 and February 1, 2020, our operating loss and other carry-forwards primarily relate to our operations in Canada and Hong Kong, as well as certain states. The majority of these operating loss carry-forwards allow for carry-forward of at least 20 years and in some cases, indefinitely. The substantial majority of our valuation allowance of $6 million and $5 million as of January 30, 2021 and February 1, 2020, respectively, relates to these foreign and state operating loss carry-forwards and the deferred tax assets in those jurisdictions. The recent history of operating losses in certain jurisdictions is considered significant negative evidence against the future realizability of these tax benefits. The amount of the valuation allowance could change in the future if our operating results or estimates of future taxable operating results changes.

U.S. Tax Reform made significant changes to how foreign earnings are taxed. Certain amounts of foreign earnings are subject to U.S. federal tax currently pursuant to the GILTI rules regardless of whether those earnings are distributed, and actual distributions of foreign earnings are generally no longer subject to U.S. federal tax. We continue to assert that our investments in foreign subsidiaries and substantially all of the related earnings are permanently reinvested outside the United States. We believe that any other taxes such as foreign withholding or U.S. state tax payable would be immaterial if we were to repatriate the foreign earnings. Therefore, we have not recorded any deferred

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax liabilities related to investments and earnings in our consolidated balance sheets as of January 30, 2021 and February 1, 2020.

Accounting for income taxes requires that we offset deferred tax liabilities and assets within each tax jurisdiction and present the net deferred tax amount for each jurisdiction as a net deferred tax amount in our consolidated balance sheets. The amounts of deferred income taxes included in our consolidated balance sheets are as follows (in thousands):

	January 30,	February 1,
	2021	2020
Assets:
Deferred tax assets	$2,688	$769
Liabilities:
Deferred tax liabilities	—	(16,540)
Net deferred tax asset (liability)	$2,688	$(15,771)

A reconciliation of the changes in the gross amount of unrecognized tax benefits, which are included in other non-current liabilities, is as follows (in thousands):

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Balance of unrecognized tax benefits at beginning of year	$1,212	$975	$335
Increase related to prior period tax positions	303	—	206
Decrease related to prior period tax positions	(1)	(27)	—
Increase related to current period tax positions	3,960	287	440
Decrease related to settlements with taxing authorities	—	—	—
Decrease related to lapse of statute of limitations	(213)	(23)	(6)
Balance of unrecognized tax benefits at end of year	$5,261	$1,212	$975

Substantially all of our uncertain tax positions as of January 30, 2021, if recognized, would reduce the future effective tax rate in the period settled. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, settlements of ongoing audits and assessments and the expiration of applicable statutes of limitation. We expect that the balance of gross unrecognized tax benefits will decrease by approximately $3 million during Fiscal 2021. However, changes in the expected occurrence, outcomes, and timing of such events could cause our current estimate to change materially in the future. Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of operations. During each of Fiscal 2020, Fiscal 2019 and Fiscal 2018, we recognized less than $1 million of interest and penalties associated with unrecognized tax positions in our consolidated statements of operations.

Note 10. Defined Contribution Plans

We have a tax-qualified voluntary retirement savings plan covering substantially all United States employees. If a participant elects to contribute, a portion of the contribution may be matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Realized and unrealized gains and losses on the deferred compensation plan investments are recorded in SG&A in our consolidated statements of operations and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $1 million, $5 million and $5 million, respectively. The decrease in Fiscal 2020 was primarily due to the suspension of the company match for our defined contribution plan during Fiscal 2020 to reduce our expenses during the COVID-19 pandemic. A company match has been reinstated for Fiscal 2021.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Lanier Apparel Exit

In Fiscal 2020, we made the decision to exit our Lanier Apparel business, which is expected to be completed during the second half of Fiscal 2021. This decision is in line with our stated business strategy of developing and marketing compelling lifestyle brands and takes into consideration the increased challenges faced by the Lanier Apparel business, many of which were magnified by COVID-19 pandemic. The Lanier Apparel business was primarily focused on moderately priced tailored clothes and related products.

In connection with the planned exit of the Lanier Apparel business, we recorded pre-tax charges of $13 million in the Lanier Apparel operating group during Fiscal 2020. These charges consist of (1) $6 million of inventory markdowns, the substantial majority of which were reversed in Corporate and Other as part of LIFO accounting as the inventory has not been sold as of January 30, 2021, (2) $3 million of employee charges, including severance and employee retention costs, (3) $3 million of operating lease asset impairment charges for leased office space, (4) $1 million of non-cash fixed asset impairment charges, primarily related to leasehold improvements, and (5) $1 million of charges related to our Merida manufacturing facility, which ceased operations in Fiscal 2020. The inventory markdowns and manufacturing facility charges, which total $7 million in the aggregate, are included in cost of goods sold in Lanier Apparel, while the charges for operating lease asset impairments, employee charges, and fixed asset impairments, which total $6 million in the aggregate, are included in SG&A in Lanier Apparel. As of January 30, 2021, $1 million of the accrued charges have been paid for the employee charges and the charges related to the Merida manufacturing facility. As of January 30, 2021, the remaining $2 million of accrued employee charges are recorded in accrued compensation in our consolidated balance sheet and are expected to be paid during Fiscal 2021, and there are no significant remaining liabilities related to the Merida manufacturing facility.

In addition to these charges incurred in Fiscal 2020, we currently expect to incur incremental Lanier Apparel exit charges totaling approximately $3 million in Fiscal 2021, which are expected to consist of additional employee charges for employees retained during the exit and the acceleration of certain post-exit contractual commitments.

Note 12. Tommy Bahama Japan Charges

During Fiscal 2019 and Fiscal 2018, we incurred certain charges related to the restructure of our Tommy Bahama Japan operations, which we exited entirely in the first half of Fiscal 2020. In Fiscal 2018, we incurred charges related to the lease termination and closure of the Tommy Bahama Ginza flagship retail-restaurant location, for which the lease was previously scheduled to expire in 2022, as well as other charges associated with downsizing the business. In Fiscal 2019, we incurred charges associated with the shutdown of our remaining retail and concession operations in Japan which was completed in the first half of Fiscal 2020. The substantial majority of the charges in Fiscal 2019 and Fiscal 2018, which are included in Tommy Bahama, were recognized in SG&A.

The charges in Fiscal 2018 totaled $4 million, including $2 million of lease termination and premises reinstatement charges, $1 million of non-cash asset impairment charges and $1 million of inventory markdown, severance and other charges related to the downsizing of the business. The charges in Fiscal 2019 totaled $3 million, including a $1 million non-cash foreign currency charge associated with our investment in Japan which was previously included in accumulated other comprehensive income in our consolidated balance sheet, $1 million of lease termination, premises reinstatement and operating lease asset impairment charges, and charges related to the revision to the estimated Ginza reinstatement charge recognized in the prior year, as well as other items including severance and inventory markdowns related to the shutdown of Tommy Bahama’s operations in Japan. No charges related to the exit of Tommy Bahama’s operations in Japan were recognized in Fiscal 2020. As of both January 30, 2021 and February 1, 2020, there were no significant liabilities related to these charges still outstanding.

SCHEDULE II

Oxford Industries, Inc.

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions	Charged
	Balance at	Charged to	to Other	Deductions		Balance at
	Beginning	Costs and	Accounts–	–		End of
Description	of Period	Expenses	Describe	Describe		Period

	(In thousands)
Fiscal 2020
Deducted from asset accounts:
Accounts receivable reserves (1)	$8,766	$5,629	—	$(7,977)	(3)	$6,418
Provision for credit losses (2)	$555	$4,052	—	$(2,027)	(4)	$2,580
Fiscal 2019
Deducted from asset accounts:
Accounts receivable reserves (1)	$6,646	$15,802	—	$(13,682)	(3)	$8,766
Provision for credit losses (2)	$661	$88	—	$(194)	(4)	$555
Fiscal 2018
Deducted from asset accounts:
Accounts receivable reserves (1)	$6,485	$9,599	—	$(9,438)	(3)	$6,646
Provision for credit losses (2)	$1,659	$225	—	$(1,223)	(4)	$661
(1)	Accounts receivable reserves includes estimated reserves for allowances, returns and discounts related to our wholesale operations as discussed in our significant accounting policy disclosure for "Revenue Recognition and Receivables" in Note 1 of our consolidated financial statements.
(2)	Provision for credit losses consists of amounts reserved for our estimate of a wholesale customer’s inability to meet its financial obligations as discussed in our significant accounting policy disclosure for "Revenue Recognition and Receivables" in Note 1 of our consolidated financial statements.
(3)	Principally consists of amounts written off related to customer allowances, returns and discounts.
(4)	Principally consists of accounts written off as uncollectible.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Industries, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 29, 2021 expressed an unqualified opinion thereon.

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

Interim Impairment of Goodwill and Indefinite-Lived Intangible Asset of the Southern Tide Reporting Unit
Description of the Matter

As disclosed in Note 4 to the consolidated financial statements, at February 1, 2020, the Company’s goodwill and trademark indefinite-lived intangible asset balances for the Southern Tide reporting unit were approximately $43 million and $27 million, respectively. As disclosed in Note 1 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually on the first day of the fourth quarter or whenever changes in circumstances may indicate the carrying amounts may not be recoverable. Additionally, as disclosed in Note 4 to the consolidated financial statements, as a result of the significant negative impact from the COVID-19 pandemic, the Company performed an impairment test on Southern Tide goodwill and indefinite-lived intangible assets during the First Quarter of Fiscal 2020, which resulted in impairment charges recorded for goodwill in the amount of $43 million and the trademark indefinite-lived intangible asset in the amount of $18 million.  Subsequent to the impairment charges recorded, the Company’s goodwill and trademark indefinite-lived intangible asset balances for the Southern Tide reporting unit were approximately $0 and $9 million, respectively, at January 30, 2021.

Auditing management’s interim goodwill and indefinite-lived intangible asset impairment charge for the Southern Tide reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair values of the Southern Tide reporting unit and indefinite-lived intangible asset. In particular, the fair value estimate of the Southern Tide reporting unit for purposes of assessing the amount of impairment was sensitive to significant assumptions such as projected net sales, projected operating income, and the discount rate. In addition, the fair value estimate of the Southern Tide indefinite-lived intangible asset was sensitive to significant assumptions such as projected net sales, royalty rate for the trademark, and the discount rate. These significant assumptions are affected by expectations about future market and economic conditions.

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

March 29, 2021

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

Changes in and Evaluation of Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of Fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of January 30, 2021. In making this assessment, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that our internal control over financial reporting was effective as of January 30, 2021.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 30, 2021, and its report thereon is included herein.

and

/s/ THOMAS C. CHUBB III	/s/ K. SCOTT GRASSMYER
Thomas C. Chubb III Chairman, Chief Executive Officer and President (Principal Executive Officer)	K. Scott Grassmyer Executive Vice President and Chief Financial Officer (Principal Financial Officer)

March 29, 2021	March 29, 2021

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Oxford Industries, Inc.’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oxford Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 29, 2021 expressed an unqualified opinion thereon.

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

March 29, 2021

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

●	Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020.
●	Consolidated Statements of Operations for Fiscal 2020, Fiscal 2019 and Fiscal 2018.
●	Consolidated Statements of Comprehensive Income for Fiscal 2020, Fiscal 2019 and Fiscal 2018.
●	Consolidated Statements of Shareholders’ Equity for Fiscal 2020, Fiscal 2019 and Fiscal 2018.
●	Consolidated Statements of Cash Flows for Fiscal 2020, Fiscal 2019 and Fiscal 2018.
●	Notes to Consolidated Financial Statements for Fiscal 2020, Fiscal 2019 and Fiscal 2018.

2.    Financial Statement Schedules

●	Schedule II—Valuation and Qualifying Accounts

All other schedules for which provisions are made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)   Exhibits

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended (filed as Exhibit 3.2 to the Company’s Form 8-K filed on August 18, 2020)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended February 1, 2020)
10.1	Oxford Industries, Inc. Deferred Compensation Plan (as amended and rested effective June 13, 2012) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended October 27, 2012)†
10.2	First Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated July 1, 2016 (filed as Exhibit 10.3 to the Company’s Form 10-Q/A for the fiscal quarter ended on July 30, 2016)†
10.3

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

10.4

Fourth Amended and Restated Pledge and Security Agreement, dated as of May 24, 2016, among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the additional entities grantor thereto, as Grantors, and SunTrust Bank, as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 24, 2016)

10.5

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

10.6	Form of Oxford Industries, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2020)†
10.7	Form of Oxford Industries, Inc. Performance-Based Restricted Share Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2020)†
10.8	Oxford Industries, Inc. Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Form 8-K filed on June 29, 2020)†
21	Subsidiaries of Oxford Industries, Inc.*
23	Consent of Independent Registered Public Accounting Firm*
24	Power of Attorney*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101SCH	XBRL Taxonomy Extension Schema Document
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	XBRL Taxonomy Extension Definition Linkbase Document
101LAB	XBRL Taxonomy Extension Label Linkbase Document
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

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

Date: March 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ THOMAS C. CHUBB III
Thomas C. Chubb III	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 29, 2021
/s/ K. SCOTT GRASSMYER
K. Scott Grassmyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2021
*
Helen Ballard	Director	March 29, 2021
*
Thomas C. Gallagher	Director	March 29, 2021
*
Virginia A. Hepner	Director	March 29, 2021
*
John R. Holder	Director	March 29, 2021
*
Stephen S. Lanier	Director	March 29, 2021
*
Dennis M. Love	Director	March 29, 2021
*
Milford W. McGuirt	Director	March 29, 2021
*
Clarence H. Smith	Director	March 29, 2021

Clyde C. Tuggle	Director
*
E. Jenner Wood III	Director	March 29, 2021

*By
/s/ SURAJ A. PALAKSHAPPA
Suraj A. Palakshappa
as Attorney-in-Fact