Form 10-Q
period 2021-05-01
OXFORD INDUSTRIES INC
filed 2021-06-10
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

As of June 4, 2021, there were 16,892,753 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the First Quarter of Fiscal 2021

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the continued impact of the coronavirus (COVID-19) pandemic in the regions in which we operate, including uncertainties about scope and duration (including emergence of COVID-19 variants and/or resurgence of cases), future store closures or other restrictions (including reduced hours and capacity) due to government mandates, and the effectiveness of store re-openings (including consumer willingness to return to shopping centers), any or all of which may also affect many of the following risks; demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending for apparel and related products; the impact of any restructuring initiatives we may undertake in one or more of our business lines, including the process, timing, costs, uncertainties and effects of our announced exit of the Lanier Apparel business; supply chain disruptions, including the potential lack of inventory to support demand for our products; costs of products as well as the raw materials used in those products; expected pricing levels; costs and availability of labor; the timing of shipments requested by our wholesale customers; expected outcomes of pending or potential litigation and regulatory actions; changes in international, federal or state tax, trade and other laws and regulations, including the potential increase in the U.S. corporate federal income tax rate and/or imposition of additional duties; the ability of business partners, including suppliers, vendors, licensees and landlords, to meet their obligations to us and/or continue our business relationship to the same degree in light of current or future financial stress, staffing shortages, liquidity challenges and/or bankruptcy filings; weather; fluctuations and volatility in global financial markets; retention of and disciplined execution by key management; the timing and cost of store and restaurant openings and remodels, technology implementations and other capital expenditures; acquisition and disposition activities, including our ability to timely recognize expected synergies from acquisitions; access to capital and/or credit markets; the impact of tax and other legislative changes; changes in accounting standards and related guidance; and factors that could affect our consolidated effective tax rate, including estimated Fiscal 2020 taxable losses eligible for carry back under the CARES Act. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2020, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means the Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "TBBC" means The Beaufort Bonnet Company; “Fiscal 2020 Form 10-K” means our Annual Report on Form 10-K for Fiscal 2020; “CARES Act” means the Coronavirus Aid, Relief and Economic Security Act; and “U.S. Tax Reform” means the United States Tax Cuts and Jobs Act. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2022	52 weeks ending January 28, 2023
Fiscal 2021	52 weeks ending January 29, 2022
Fiscal 2020	52 weeks ended January 30, 2021
Fiscal 2019	52 weeks ended February 1, 2020
Fourth Quarter Fiscal 2021	13 weeks ending January 29, 2022
Third Quarter Fiscal 2021	13 weeks ending October 30, 2021
Second Quarter Fiscal 2021	13 weeks ending July 31, 2021
First Quarter Fiscal 2021	13 weeks ended May 1, 2021
Fourth Quarter Fiscal 2020	13 weeks ended January 30, 2021
Third Quarter Fiscal 2020	13 weeks ended October 31, 2020
Second Quarter Fiscal 2020	13 weeks ended August 1, 2020
First Quarter Fiscal 2020	13 weeks ended May 2, 2020
Fourth Quarter Fiscal 2019	13 weeks ended February 1, 2020
Third Quarter Fiscal 2019	13 weeks ended November 2, 2019
Second Quarter Fiscal 2019	13 weeks ended August 3, 2019
First Quarter Fiscal 2019	13 weeks ended May 4, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	May 1,	January 30,	May 2,
	2021	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$92,086	$66,013	$181,775
Receivables, net	67,658	30,418	50,265
Inventories, net	108,810	123,543	169,495
Income tax receivable	17,830	17,975	790
Prepaid expenses and other current assets	22,355	20,367	21,367
Total Current Assets	$308,739	$258,316	$423,692
Property and equipment, net	157,553	159,732	188,568
Intangible assets, net	155,967	156,187	157,015
Goodwill	23,930	23,910	23,802
Operating lease assets	221,647	233,775	274,778
Other assets, net	33,146	33,714	29,615
Total Assets	$900,982	$865,634	$1,097,470
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$72,323	$71,148	$40,432
Accrued compensation	31,578	18,897	11,373
Current portion of operating lease liabilities	60,226	60,886	66,128
Accrued expenses and other liabilities	60,963	45,321	35,194
Total Current Liabilities	$225,090	$196,252	$153,127
Long-term debt	—	—	207,618
Non-current portion of operating lease liabilities	226,358	239,963	271,810
Other non-current liabilities	21,270	23,691	17,101
Deferred income taxes	363	—	9,119
Shareholders’ Equity
Common stock, $1.00 par value per share	16,894	16,889	16,718
Additional paid-in capital	156,069	156,508	149,634
Retained earnings	258,211	235,995	277,595
Accumulated other comprehensive loss	(3,273)	(3,664)	(5,252)
Total Shareholders’ Equity	$427,901	$405,728	$438,695
Total Liabilities and Shareholders’ Equity	$900,982	$865,634	$1,097,470

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	First Quarter
	Fiscal 2021	Fiscal 2020
Net sales	$265,762	$160,343
Cost of goods sold	99,177	66,269
Gross profit	$166,585	$94,074
SG&A	137,125	123,001
Impairment of goodwill and intangible assets	—	60,452
Royalties and other operating income	5,433	3,890
Operating income (loss)	$34,893	$(85,489)
Interest expense, net	252	658
Earnings (loss) before income taxes	$34,641	$(86,147)
Income tax provision (benefit)	6,173	(19,363)
Net earnings (loss)	$28,468	$(66,784)

Net earnings (loss) per share:
Basic	$1.72	$(4.02)
Diluted	$1.70	$(4.02)
Weighted average shares outstanding:
Basic	16,594	16,612
Diluted	16,792	16,612
Dividends declared per share	$0.37	$0.25

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	First Quarter
	Fiscal 2021	Fiscal 2020
Net earnings (loss)	$28,468	$(66,784)
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	391	(591)
Comprehensive income (loss)	$28,859	$(67,375)

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Quarter
	Fiscal 2021	Fiscal 2020
Cash Flows From Operating Activities:
Net earnings (loss)	$28,468	$(66,784)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation	9,463	10,410
Amortization of intangible assets	220	283
Impairment of goodwill and intangible assets	—	60,452
Equity compensation expense	2,227	1,682
Amortization of deferred financing costs	86	86
Deferred income taxes	1,584	(7,422)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(37,219)	7,672
Inventories, net	14,902	(17,551)
Income tax receivable	145	72
Prepaid expenses and other current assets	(1,980)	4,031
Current liabilities	27,211	(24,752)
Other balance sheet changes	(4,102)	(14,028)
Cash provided by (used in) operating activities	$41,005	$(45,849)
Cash Flows From Investing Activities:
Purchases of property and equipment	(4,925)	(8,591)
Other investing activities	(500)	—
Cash used in investing activities	$(5,425)	$(8,591)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	—	(22,767)
Proceeds from revolving credit arrangements	—	230,386
Repurchase of common stock	—	(18,053)
Proceeds from issuance of common stock	322	406
Repurchase of equity awards for employee tax withholding liabilities	(2,983)	(1,870)
Cash dividends declared and paid	(6,252)	(4,194)
Other financing activities	(749)	—
Cash (used in) provided by financing activities	$(9,662)	$183,908
Net change in cash and cash equivalents	$25,918	$129,468
Effect of foreign currency translation on cash and cash equivalents	155	(153)
Cash and cash equivalents at the beginning of year	66,013	52,460
Cash and cash equivalents at the end of period	$92,086	$181,775

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FIRST QUARTER OF FISCAL 2021

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

The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Fiscal 2020 Form 10-K. No recently issued guidance that was adopted in Fiscal 2021 had a material impact on our consolidated financial statements upon adoption or is expected to have a material impact in future periods.

Recently Issued Accounting Standards Applicable to Future Periods

Recent accounting pronouncements pending adoption are either not applicable or not expected to have a material impact on our consolidated financial statements.

COVID-19 Pandemic

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations. Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurant locations with all locations being closed for about half of the First Quarter of Fiscal 2020. We began reopening our stores and restaurants in early May 2020 with additional stores and restaurants reopening throughout the Second Quarter of Fiscal 2020. We have reopened substantially all of our direct to consumer locations in a phased approach in accordance with local government guidelines and with additional safety protocols.

Most of our locations continue to experience reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations to varying degrees. There can be no assurance that additional closures will not occur as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. At the same time, the shift from in-store shopping to online shopping has accelerated during the COVID-19 pandemic resulting in strong growth in our e-commerce businesses during the COVID-19 pandemic.

There remains significant uncertainty as to the duration and severity of the pandemic as well as the associated business disruption, impact on discretionary spending and restrictions on our ongoing operations. Thus, the ultimate impact of the pandemic and the extent of the recovery from the pandemic cannot be reasonably estimated at this time.

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

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories. In Fiscal 2020, we decided to exit Lanier Apparel, which is expected to be completed in the second half of Fiscal 2021. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our operating groups, including the operations of TBBC, Duck Head and our Lyons, Georgia distribution center. For a more extensive description of our operating groups, see Part I, Item 1. Business included in our Fiscal 2020 Form 10-K.

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	First Quarter
	Fiscal 2021	Fiscal 2020
Net sales
Tommy Bahama	$156,698	$86,984
Lilly Pulitzer	73,576	49,149
Southern Tide	15,466	8,301
Lanier Apparel	12,019	10,725
Corporate and Other	8,003	5,184
Consolidated net sales	$265,762	$160,343

Depreciation and amortization
Tommy Bahama	$7,040	$7,800
Lilly Pulitzer	2,099	2,316
Southern Tide	187	144
Lanier Apparel	36	102
Corporate and Other	321	331
Consolidated depreciation and amortization	$9,683	$10,693

Operating income (loss)
Tommy Bahama	$20,660	$(23,362)
Lilly Pulitzer	19,945	4,146
Southern Tide	3,253	(63,366)
Lanier Apparel	855	(2,637)
Corporate and Other	(9,820)	(270)
Consolidated operating income (loss)	$34,893	$(85,489)
Interest expense, net	252	658
Earnings (loss) before income taxes	$34,641	$(86,147)

	May 1, 2021	January 30, 2021	May 2, 2020
Assets
Tommy Bahama (1)	$569,391	$569,854	$650,057
Lilly Pulitzer (2)	188,886	176,467	202,983
Southern Tide (3)	32,285	31,641	37,513
Lanier Apparel (4)	9,620	10,967	39,283
Corporate and Other (5)	100,800	76,705	167,634
Consolidated Total Assets	$900,982	$865,634	$1,097,470
(1)	Decrease in Tommy Bahama total assets from May 2, 2020 includes reductions in operating lease assets, fixed assets and inventories partially offset by higher receivables.
(2)	Decrease in Lilly Pulitzer total assets from May 2, 2020 includes reductions in operating lease assets and inventories partially offset by higher receivables.
(3)	Decrease in Southern Tide total assets from May 2, 2020 includes reductions in inventories partially offset by higher receivables and fixed assets.
(4)	Decrease in Lanier Apparel total assets from May 2, 2020 includes reductions in inventories, operating lease assets, receivables, fixed assets and other current assets as we continue with the exit of Lanier Apparel.
(5)	Decrease in Corporate and Other total assets from May 2, 2020 includes reductions in cash partially offset by higher income tax receivables.

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented.

	First Quarter Fiscal 2021
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$156,698	42%	23%	16%	19%	—%
Lilly Pulitzer	73,576	35%	42%	—%	23%	—%
Southern Tide	15,466	5%	19%	—%	76%	—%
Lanier Apparel	12,019	—%	—%	—%	100%	—%
Corporate and Other	8,003	—%	57%	—%	37%	6%
Total	$265,762	34%	28%	10%	28%	—%

	First Quarter Fiscal 2020
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$86,984	39%	28%	13%	20%	—%
Lilly Pulitzer	49,149	24%	50%	—%	26%	—%
Southern Tide	8,301	1%	21%	—%	78%	—%
Lanier Apparel	10,725	—%	—%	—%	100%	—%
Corporate and Other	5,184	—%	63%	—%	32%	5%
Total	$160,343	28%	34%	7%	31%	—%

3.    Revenue Recognition and Receivables: Our revenue consists of direct to consumer sales, including our retail store, e-commerce and restaurant operations, and wholesale sales, as well as royalty income, which is included in royalties and other income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our accounting policies related to revenue recognition for each type of contract with customers, including a description of the related performance obligations, return rights, allowances, discounts, credit terms, credit losses and other information, is described in the significant accounting policies described in our Fiscal 2020 Form 10-K.

The table below quantifies the amount of net sales by distribution channel (in thousands) for each period presented.

	First Quarter
	Fiscal 2021	Fiscal 2020
Retail	$91,280	$45,503
E-commerce	74,238	53,694
Restaurant	25,208	11,763
Wholesale	74,453	49,058
Other	583	325
Net sales	$265,762	$160,343

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. As of May 1, 2021, January 30, 2021 and May 2, 2020, reserve balances recorded as a reduction to receivables related to these items were $6 million, $6 million and $9 million, respectively.

As of May 1, 2021, January 30, 2021 and May 2, 2020, our provision for credit losses related to receivables included in our consolidated balance sheets was $2 million, $3 million and $3 million, respectively. In the First Quarter of Fiscal 2021, provisions for credit losses expense included in our consolidated statement of operations was $0 million and write-offs of credit losses was $0 million. In the First Quarter of Fiscal 2020, provisions for credit losses expense included in our consolidated statement of operations was $2 million and write-offs of credit losses was $0 million.

Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In addition to trade and other receivables, tenant allowances due from landlord of $3 million, $2 million and $2 million are included in receivables, net in our consolidated balance sheet as of May 1, 2021, January 30, 2021 and May 2, 2020, respectively. As of May 1, 2021, January 30, 2021 and May 2, 2020, prepaid expenses and other current assets included $4 million, $4 million and $4 million, respectively, representing the estimated value of inventory for expected direct to consumer and wholesale sales returns.

An estimated sales return liability of $12 million, $7 million and $5 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of May 1, 2021, January 30, 2021 and May 2, 2020, respectively. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheet and totaled $13 million, $13 million and $12 million as of May 1, 2021, January 30, 2021, and May 2, 2020, respectively.

4.    Leases: In the ordinary course of business, we enter into real estate lease agreements for our direct to consumer locations, which include retail and food and beverage locations, and office and warehouse/distribution space, as well as leases for certain equipment. Our real estate leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement at our discretion, among other provisions. Our real estate lease terms are typically for a period of ten years or less and typically require monthly rent payments with specified rent escalations during the lease term. Our real estate leases usually provide for payments of our pro rata share of real estate taxes, insurance and other operating expenses applicable to the property, and certain of our leases require payment of sales taxes on rental payments. Also, our direct to consumer location leases often provide for contingent rent payments based on sales if certain sales thresholds are achieved. For many of our real estate lease agreements, we obtain lease incentives from the landlord for tenant improvement or other allowances.

For the First Quarter of Fiscal 2021 operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset, was $15 million and variable lease expense was $11 million, resulting in total lease expense of $26 million compared to $25 million of total lease expense in the First Quarter of Fiscal 2020. Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Quarter of Fiscal 2021 was $18 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Quarter of Fiscal 2020 was $8 million, as certain April and May 2020 rents were pending resolution of appropriate concessions.

As of May 1, 2021, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2021	$53,437
2022	64,840
2023	57,701
2024	45,817
2025	32,578
2026	26,478
After 2026	41,521
Total lease payments	$322,372
Less: Difference between discounted and undiscounted lease payments	35,788
Present value of lease liabilities	$286,584

5.    Income Taxes: Our effective income tax rate for the First Quarter of Fiscal 2021 was an expense of 17.8% while our effective tax rate for the First Quarter of Fiscal 2020 was a benefit of 22.5%.

The income tax expense in the First Quarter of Fiscal 2021 includes the benefit of a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts as well as other favorable items including the recognition of certain tax credit amounts, the impact of restricted stock awards vesting at a price higher than the grant date value, and the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes. The net impact of these items results in a lower effective tax rate than the more typical 25% to 26% annual effective tax rate of Fiscal 2019 and Fiscal 2018.

The income tax benefit in the First Quarter of Fiscal 2020 includes the benefit of the operating losses that will be realized at a rate of 35% pursuant to the CARES Act provision allowing the carryback of Fiscal 2020 loss amounts to pre-U.S. Tax Reform years, offset by (1) the non-deductibility of certain impairment charges which resulted in an estimated effective tax rate of 17% on the impairment charges, and (2) the impact of restricted stock awards vesting at a price lower than the grant date value.

After recognizing a $2 million net reduction in uncertain tax positions during the First Quarter of Fiscal 2021, the unrecognized tax benefits of uncertain tax positions as of May 1, 2021 was $3 million. The total amount of uncertain tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, settlements of ongoing audits and assessments and the expiration of applicable statutes of limitation. We expect that the balance of unrecognized tax benefits may decrease by an additional $1 million during the remainder of Fiscal 2021. However, changes in the expected occurrence, outcomes and timing of such events could cause our current estimate to change in the future.

6.    Shareholders’ Equity: The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	Fiscal 2020
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 1, 2020	$17,040	$149,426	$366,793	$(4,661)	$528,598
Comprehensive loss	—	—	(66,784)	(591)	(67,375)
Shares issued under equity plans	56	350	—	—	406
Compensation expense for equity awards	—	1,682	—	—	1,682
Repurchase of shares	(378)	(1,824)	(17,721)	—	(19,923)
Cash dividends declared and paid	—	—	(4,194)	—	(4,194)
Cumulative effect of change in accounting standards	—	—	(499)	—	(499)
May 2, 2020	$16,718	$149,634	$277,595	$(5,252)	$438,695
Comprehensive loss	—	—	(6,087)	933	(5,154)
Shares issued under equity plans	158	202	—	—	360
Compensation expense for equity awards	—	1,884	—	—	1,884
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(4,235)	—	(4,235)
Cumulative effect of change in accounting standards	—	—	—	—	—
August 1, 2020	$16,876	$151,720	$267,273	$(4,319)	$431,550
Comprehensive loss	—	—	(10,604)	(114)	(10,718)
Shares issued under equity plans	8	323	—	—	331
Compensation expense for equity awards	—	2,060	—	—	2,060
Repurchase of shares		—	—	—	—
Cash dividends declared and paid	—	—	(4,277)	—	(4,277)
Cumulative effect of change in accounting standards	—	—	—	—	—
October 31, 2020	$16,884	$154,103	$252,392	$(4,433)	$418,946
Comprehensive loss	—	—	(12,217)	769	(11,448)
Shares issued under equity plans	5	276	—	—	281
Compensation expense for equity awards	—	2,129	—	—	2,129
Repurchase of shares	—	—	—	—	—
Cash dividends declared and paid	—	—	(4,180)	—	(4,180)
Cumulative effect of change in accounting standards	—	—	—	—	—
January 30, 2021	$16,889	$156,508	$235,995	$(3,664)	$405,728

	First Quarter Fiscal 2021
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 30, 2021	$16,889	$156,508	$235,995	$(3,664)	$405,728
Comprehensive income	—	—	28,468	391	28,859
Shares issued under equity plans	39	283	—	—	322
Compensation expense for equity awards	—	2,227	—	—	2,227
Repurchase of shares	(34)	(2,949)	—	—	(2,983)
Cash dividends declared and paid	—	—	(6,252)	—	(6,252)
Cumulative effect of change in accounting standards	—	—	—	—	—
May 1, 2021	$16,894	$156,069	$258,211	$(3,273)	$427,901

During the First Quarter of Fiscal 2021, we granted certain service-based restricted shares of our common stock, subject to the recipient remaining an employee through the May 2024 vesting date, which are reported as shares issued under equity plans in the table above. Additionally, during the First Quarter of Fiscal 2021, we granted 0.1 million restricted share units at target subject to (1) our achievement of specified total shareholder return (“TSR”) ranking by Oxford relative to a comparator group for the three year period ending in May 2024 and (2) the recipient remaining an employee through May 2024. The ultimate number of shares earned will be between 0% and 200% of the restricted share units at target. These TSR-based restricted share units are entitled to dividend equivalents for dividends declared on our common stock during the performance period, which are payable after vesting of the restricted shares, for the number of shares ultimately earned. These TSR-based restricted share units do not have any voting rights during the performance period. These TSR-based restricted performance units are not included in the table above. Our stock incentive plans are described in Note 8 to our consolidated financial statements included in our Fiscal 2020 Form 10-K.

No restricted shares or restricted share units were excluded from the diluted earnings per share calculation in the First Quarter of Fiscal 2021. As of the end of the First Quarter of Fiscal 2020, there were 0.2 million of restricted shares and restricted share units outstanding that were excluded from the diluted earnings per share calculation because we incurred a net loss for the period and their inclusion would be anti-dilutive.

7.    Lanier Apparel Exit: In the Third Quarter of Fiscal 2020, we made the decision to exit our Lanier Apparel business, a business which has been primarily focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic.

In connection with the exit of the Lanier Apparel business, which is expected to be completed in the second half of Fiscal 2021, we recorded pre-tax charges of $13 million in the Lanier Apparel operating group during the second half of Fiscal 2020. These charges consist of (1) $6 million of inventory markdowns, the substantial majority of which were reversed in Corporate and Other as part of LIFO accounting as the inventory had not been sold as of January 30, 2021, (2) $3 million of employee charges, including severance and employee retention costs, (3) $3 million of operating lease asset impairment charges for leased office space, (4) $1 million of non-cash fixed asset impairment charges, primarily related to leasehold improvements, and (5) $1 million of charges related to our Merida manufacturing facility, which ceased operations in Fiscal 2020. The inventory markdowns and manufacturing facility charges are included in cost of goods sold in Lanier Apparel, while the charges for operating lease asset impairments, employee charges, and fixed asset impairments are included in SG&A in Lanier Apparel. As of January 30, 2021, $1 million of the accrued charges for employee charges and charges related to the Merida manufacturing facility had been paid. As of January 30, 2021, the remaining $2 million of accrued employee charges were recorded in accrued compensation in our consolidated balance sheet.

During the First Quarter of Fiscal 2021, we recognized an additional $1 million of charges related to the Lanier Apparel exit primarily consisting of severance and employee retention costs. As of May 1, 2021, $3 million of the cumulative accrued employee charges and charges related to the Merida manufacturing facility had been paid. As of May 1, 2021, the remaining $2 million of accrued employee charges were recorded in accrued compensation in our consolidated balance sheet and are expected to be paid during Fiscal 2021.

In addition to the charges incurred through the First Quarter of Fiscal 2021, we currently expect to incur incremental Lanier Apparel exit charges totaling approximately $3 million, which are expected to consist of additional employee charges for employees retained during the exit and the acceleration of certain post-exit contractual commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Fiscal 2020 Form 10-K.

OVERVIEW

Business Overview

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands and other brands. Tommy Bahama and Lilly Pulitzer, in the aggregate, represent more than 85% of our net sales and 97% of our net sales were in the United States.

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

We generate our net sales primarily through our direct to consumer channels of distribution, which consists of our brand-specific full-price retail stores, our brand-specific e-commerce websites, our Tommy Bahama food and beverage operations and our Tommy Bahama outlets. Our remaining net sales were generated through our wholesale distribution channels. Our wholesale operations consist of net sales of products bearing our lifestyle brands, which complement our direct to consumer operations and provide access to a larger group of consumers, and the net sales of our Lanier Apparel operating group, which we are in the process of exiting.

For additional information about our business and each of our operating groups, see Part I, Item 1. Business of our Fiscal 2020 Form 10-K. Important factors relating to certain risks which could impact our business are described in Part II, Item 1A. Risk Factors of this report and Part I. Item 1A. Risk Factors of our Fiscal 2020 Form 10-K.

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

The competitive and evolving environment may require that brands and retailers approach their operations, including marketing and advertising, very differently than historical practices and may result in increased operating costs and capital investments to generate growth or even maintain current sales levels. Many of these changes in the industry were accelerated or exacerbated by the COVID-19 pandemic. While this competition and evolution presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment.

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

COVID-19 Pandemic

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations and was the primary reason for a 33% reduction in net sales and a significant net loss in Fiscal 2020 after years of profitable operating results. While our mission remains the enhancement of long-term shareholder value, our focus during this crisis has been (1) the health and well-being of our employees, customers and communities, (2) protecting the reputation, value and image of our brands and (3) preserving liquidity. Actions taken in Fiscal 2020 to mitigate the impact of the COVID-19 pandemic on our business, operations and liquidity are discussed in our Fiscal 2020 Form 10-K.

Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurant locations with all locations being closed for about half of the First Quarter of Fiscal 2020. We began reopening our stores and restaurants in early May 2020 with additional stores and restaurants reopening throughout the Second Quarter of Fiscal 2020. We have reopened substantially all of our direct to consumer locations in a phased approach in accordance with local government guidelines and with additional safety protocols.

Most of our locations continue to experience reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations to varying degrees. There can be no assurance that additional closures will not occur as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. Generally, locations in outdoor centers or in drivable resort vacation destinations have performed better than locations in indoor malls, and locations in the southern United States have performed better than locations in the northern United States. At the same time, the shift from in-store shopping to online shopping has accelerated during the COVID-19 pandemic resulting in strong growth in our e-commerce businesses during the COVID-19 pandemic.

There remains significant uncertainty as to the duration and severity of the pandemic as well as the associated business disruption, impact on discretionary spending and restrictions on our ongoing operations. Thus, the ultimate impact of the pandemic and the extent of the recovery from the pandemic cannot be reasonably estimated at this time.

Lanier Apparel Exit

In the Third Quarter of Fiscal 2020, we decided to exit our Lanier Apparel business, a business which has been primarily focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic.

In connection with the exit of our Lanier Apparel business, which is expected to be completed in the second half of Fiscal 2021, we recorded pre-tax charges of $13 million in the Lanier Apparel operating group during the second half of Fiscal 2020, with an additional $1 million of such charges in the First Quarter of Fiscal 2021. The Lanier Apparel exit charges are discussed in Note 7 in the unaudited condensed consolidated financial statements included in this report.

In addition to the charges incurred through the First Quarter of Fiscal 2021, we currently expect to incur incremental Lanier Apparel exit charges totaling approximately $3 million, which are expected to consist of additional employee charges for employees retained during the exit and the acceleration of certain post-exit contractual commitments.

Key Operating Results:

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Quarter of Fiscal 2021 compared to the First Quarter of Fiscal 2020

	First Quarter
	Fiscal 2021	Fiscal 2020
Net sales	$265,762	$160,343
Operating income (loss)	$34,893	$(85,489)
Net earnings (loss)	$28,468	$(66,784)
Net earnings (loss) per diluted share	$1.70	$(4.02)
Weighted average shares outstanding -- diluted	16,792	16,612

The improved earnings per share in the First Quarter of Fiscal 2021 are primarily a result of (1) the absence of impairment charges related to goodwill and intangible assets in the First Quarter of Fiscal 2021 after recognizing $60 million of impairment charges related to goodwill and intangible assets in the First Quarter of Fiscal 2020, (2) improved operating results in each operating group resulting from higher sales and higher gross margin partially offset by higher SG&A and (3) a favorable effective tax rate in the First Quarter of Fiscal 2021. These favorable items were partially offset by a larger operating loss in Corporate and Other.

The earnings per share of $1.70 is higher than the earnings per share of $1.29 in the First Quarter of Fiscal 2019. The higher earnings per share compared to the First Quarter of Fiscal 2019 are a result of higher gross margin, lower SG&A, increased royalty income and a lower effective tax rate partially offset by the impact of lower net sales.

STORE COUNT

The table below provides store count information for Tommy Bahama, Lilly Pulitzer and Southern Tide as of the dates specified. The table includes our permanent stores and excludes any pop-up or temporary store locations which have an initial lease term of 12 months or less. Due to the impact of the COVID-19 pandemic, all our stores and restaurants were closed beginning in March 2020. We began reopening our stores and restaurants starting on May 3, 2020 in a phased approach in accordance with local government guidelines and with additional safety protocols implemented. Certain retail stores and restaurants in some jurisdictions, including Hawaii, California and Canada, were required to close again for certain periods in Fiscal 2020 and early Fiscal 2021 after local jurisdictions reinstated some closure requirements. Most of our locations continue to experience reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations to varying degrees.

	May 1,	January 30,	May 2,	February 1,
	2021	2021	2020	2020
Tommy Bahama retail stores	104	105	110	111
Tommy Bahama retail-restaurant locations	21	20	18	16
Tommy Bahama outlets	35	35	35	35
Total Tommy Bahama locations	160	160	163	162
Lilly Pulitzer retail stores	59	59	61	61
Southern Tide retail stores	4	3	1	1
Total Oxford locations	223	222	225	224

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2021 COMPARED TO FIRST QUARTER OF FISCAL 2020

The discussion and tables below compare our statements of operations for the First Quarter of Fiscal 2021 to the First Quarter of Fiscal 2020. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year:

	First Quarter
	Fiscal 2021		Fiscal 2020		$ Change	% Change

Net sales	$265,762	100.0%	$160,343	100.0%	$105,419	65.7%
Cost of goods sold	99,177	37.3%	66,269	41.3%	32,908	49.7%
Gross profit	$166,585	62.7%	$94,074	58.7%	$72,511	77.1%
SG&A	137,125	51.6%	123,001	76.7%	14,124	11.5%
Impairment of goodwill and intangible assets	—	—%	60,452	37.7%	(60,452)	100.0%
Royalties and other operating income	5,433	2.0%	3,890	2.4%	1,543	39.7%
Operating income (loss)	$34,893	13.1%	$(85,489)	(53.3)%	$120,382	NM %
Interest expense, net	252	0.1%	658	0.4%	(406)	(61.7)%
Earnings (loss) before income taxes	$34,641	13.0%	$(86,147)	(53.7)%	$120,788	NM %
Income tax provision (benefit)	6,173	2.3%	(19,363)	(12.1)%	25,536	NM %
Net earnings (loss)	$28,468	10.7%	$(66,784)	(41.7)%	$95,252	NM %

Net Sales

	First Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$156,698	$86,984	$69,714	80.1%
Lilly Pulitzer	73,576	49,149	24,427	49.7%
Southern Tide	15,466	8,301	7,165	86.3%
Lanier Apparel	12,019	10,725	1,294	12.1%
Corporate and Other	8,003	5,184	2,819	54.4%
Consolidated net sales	$265,762	$160,343	$105,419	65.7%

Consolidated net sales increased $105 million, or 66%, in the First Quarter of Fiscal 2021, including increases in each channel of distribution and each operating group, as our operations continue to recover from the impact of the COVID-19 pandemic and consumers become increasingly more comfortable returning to physical shopping after our retail stores, restaurants and wholesale accounts were closed for approximately half of the First Quarter of Fiscal 2020 due to the impact of the COVID-19 pandemic. The increase in net sales included increases in (1) full-price retail sales of $40 million, or 99%, (2) wholesale sales of $25 million, or 52%, (3) e-commerce sales of $21 million, or 38%, (4) restaurant sales of $13 million, or 114%, and (5) outlet sales of $6 million, or 110%. The changes in net sales by operating group are discussed below.

While we had substantial net sales growth in the First Quarter of Fiscal 2021 compared to the First Quarter of Fiscal 2020, net sales were $16 million, or 6%, lower than net sales in the First Quarter of Fiscal 2019 including decreases in (1) full-price retail sales of $15 million, or 15%, with reductions in both Tommy Bahama and Lilly Pulitzer, (2) Lanier Apparel sales, substantially all of which is wholesale sales, of $14 million, or 54%, (3) sales for our non-Lanier Apparel wholesale businesses of $13 million, or 18%, with reductions in Tommy Bahama, Lilly Pulitzer and Southern Tide, and (4) outlet sales of $2 million, or 16%. These decreases were partially offset by increases in (1) e-commerce sales of $26 million, or 55%, with increases in each of our brands, and (2) restaurant sales of $2 million, or 7%, resulting from the additional sales of new Tommy Bahama Marlin Bars exceeding lower sales in existing Tommy Bahama food and beverage locations. The lower sales compared to the First Quarter of Fiscal 2019 include reductions in Lanier Apparel and Tommy Bahama partially offset by higher sales in each of our other businesses.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Quarter
	Fiscal 2021	Fiscal 2020
Retail	34%	28%
E-commerce	28%	34%
Restaurant	10%	7%
Wholesale	28%	31%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $70 million, or 80%, in the First Quarter of Fiscal 2021. The increase in net sales in Tommy Bahama included increases in (1) full-price retail sales of $26 million, or 90%, (2) restaurant sales of $13 million, or 114%, including higher sales at existing locations and the impact of our new Tommy Bahama Marlin Bar locations, (3) wholesale sales of $13 million, or 78%, with increases in both full-price and off-price wholesale sales, (4) e-commerce sales of $11 million, or 47%, and (5) outlet store sales of $6 million, or 108%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter
	Fiscal 2021	Fiscal 2020
Retail	42%	39%
E-commerce	23%	28%
Restaurant	16%	13%
Wholesale	19%	20%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $24 million, or 50%, in the First Quarter of Fiscal 2021. The increase in net sales in Lilly Pulitzer included increases in (1) retail sales of $14 million, or 116%, (2) e-commerce sales of $7 million, or 28%, and (3) wholesale sales of $4 million, or 32%, with increases in both full-price and off-price wholesale sales. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter
	Fiscal 2021	Fiscal 2020
Retail	35%	24%
E-commerce	42%	50%
Wholesale	23%	26%
Total	100%	100%

Southern Tide:

Southern Tide net sales increased $7 million, or 86%, in the First Quarter of Fiscal 2021. The increase in net sales in Southern Tide included increases in (1) wholesale sales of $5 million, or 81%, (2) e-commerce sales of $1 million, or

69%, and (3) retail sales of $1 million, including the sales of additional Southern Tide retail stores. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Quarter
	Fiscal 2021	Fiscal 2020
Retail	5%	1%
E-commerce	19%	21%
Wholesale	76%	78%
Total	100%	100%

Lanier Apparel:

Lanier Apparel net sales increased $1 million, or 12%, in the First Quarter of Fiscal 2021 as wholesale accounts increased their purchases of tailored clothing products.

Corporate and Other:

Corporate and Other net sales increased $3 million, or 54%, in the First Quarter of Fiscal 2021 including increased sales in each of our smaller brands included in Corporate and Other.

Gross Profit

The tables below present gross profit by operating group and in total for the First Quarter of Fiscal 2021 and the First Quarter of Fiscal 2020, as well as the change between those two periods and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$101,533	$51,680	$49,853	96.5%
Lilly Pulitzer	51,185	31,699	19,486	61.5%
Southern Tide	8,238	1,539	6,699	435.3%
Lanier Apparel	4,294	2,847	1,447	50.8%
Corporate and Other	1,335	6,309	(4,974)	NM %
Consolidated gross profit	$166,585	$94,074	$72,511	77.1%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,065	$(3,254)
Lanier Apparel exit charges in cost of goods sold	$458	$—

	First Quarter
	Fiscal 2021	Fiscal 2020
Tommy Bahama	64.8%	59.4%
Lilly Pulitzer	69.6%	64.5%
Southern Tide	53.3%	18.5%
Lanier Apparel	35.7%	26.5%
Corporate and Other	NM %	NM %
Consolidated gross margin	62.7%	58.7%

The increase in consolidated gross profit in the First Quarter of Fiscal 2021 was primarily due to the higher net sales as well as higher gross margin, resulting from improved gross margins in each operating group. The higher consolidated gross margin was primarily due to (1) less inventory markdowns, discounts, allowances and promotions in the First

Quarter of Fiscal 2021, (2) improved initial product margins and (3) a change in sales mix as direct to consumer sales represented a larger proportion of net sales in the First Quarter of Fiscal 2021, while both wholesale sales in our brands and Lanier Apparel represented a smaller proportion of net sales. These items that favorably impacted gross margin were partially offset by an unfavorable impact of LIFO accounting. During the First Quarter of Fiscal 2021, we reduced inventory markdowns by $2 million, due, in part, to the sale of certain marked down inventory during the quarter, which was offset by a $3 million LIFO accounting charge in Corporate and Other. In the First Quarter of Fiscal 2020, we recognized $4 million of inventory markdowns and a $3 million LIFO accounting credit.

The consolidated gross margin in the First Quarter of Fiscal 2021 also exceeded the consolidated gross margin in the First Quarter of Fiscal 2019 of 58.8%. The improved consolidated gross margin in the First Quarter of Fiscal 2021 compared to the First Quarter of Fiscal 2019 was primarily due to (1) less inventory markdowns, discounts, allowances and promotions in the First Quarter of Fiscal 2021, (2) improved initial product margins and (3) a change in sales mix as direct to consumer sales represented a larger proportion of net sales in the First Quarter of Fiscal 2021, while both wholesale sales in our brands and Lanier Apparel represented a smaller proportion of net sales. These items that favorably impacted gross margin were partially offset by an unfavorable impact of LIFO accounting, which did not have a significant impact on the First Quarter of Fiscal 2019.

Tommy Bahama:

The increase in gross margin for Tommy Bahama includes higher gross margin in both the direct to consumer and wholesale channels of distribution. The improved gross margin was primarily due to (1) less inventory markdowns, discounts and promotions, with the amounts in the prior period having a more significant gross margin impact on the much lower net sales in that period, (2) improved initial product margin reflecting a combination of increased sales prices and reductions in product costs, and (3) a change in sales mix as direct to consumer sales represented a larger proportion of sales in the First Quarter of Fiscal 2021.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer includes higher gross margins in both the direct to consumer and wholesale channels of distribution. The improved gross margin was primarily due to (1) less inventory markdowns, discounts and promotions, with the amounts in the prior period having a more significant gross margin impact on the much lower net sales in that period, (2) improved initial product margin reflecting a combination of increased sales prices and reductions in product costs, and (3) a change in sales mix as direct to consumer sales represented a larger proportion of sales in the First Quarter of Fiscal 2021.

Southern Tide:

The increase in gross margin for Southern Tide was primarily due to (1) less inventory markdowns, with the higher amounts in the prior period having a more significant gross margin impact on the much lower net sales in that period, (2) less off-price wholesale sales in the First Quarter of Fiscal 2021 and (3) a change in sales mix as direct to consumer sales represented a larger proportion of sales in the First Quarter of Fiscal 2021.

Lanier Apparel:

The increase in gross margin for Lanier Apparel in the First Quarter of Fiscal 2021 was primarily due to lower inventory markdowns in the First Quarter of Fiscal 2021.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the gross profit of TBBC, Duck Head and the Lyons, Georgia distribution center as well as the impact of LIFO accounting adjustments. The primary driver for the lower gross profit was the $6 million net unfavorable impact of LIFO accounting with a $3 million LIFO accounting charge in the First Quarter of Fiscal 2021 and a $3 million LIFO accounting credit in the First Quarter of Fiscal 2020. The unfavorable impact of LIFO accounting was partially offset by higher net sales. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period was ultimately sold or (2) a credit in Corporate and Other when inventory had been marked down to the estimated net realizable value in an operating group in the current period but had not been sold as of period end.

SG&A

	First Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
SG&A	$137,125	$123,001	$14,124	11.5%
SG&A (as a % of net sales)	51.6%	76.7%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$68
Amortization of Southern Tide intangible assets	$72	$72
Lanier Apparel exit charges in SG&A	$815	$—

The higher SG&A in the First Quarter of Fiscal 2021 was primarily due to (1) increased employment costs of $13 million, including increased incentive compensation totaling $10 million and the $1 million Lanier Apparel exit charges primarily consisting of stay bonus and severance amounts and (2) a $5 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions and other expenses. These increases were partially offset by (1) a $3 million reduction in bad debt expense, (2) a $1 million decrease in depreciation expense, as the prior year included certain retail store impairment charges, (3) a $1 million reduction in advertising expense and (4) a $1 million decrease in product samples.

SG&A for the First Quarter of Fiscal 2021 decreased by $3 million from the $140 million of SG&A in the First Quarter of Fiscal 2019. The lower SG&A was primarily due to (1) a $5 million decrease in employment costs resulting from reductions in employee headcount that were implemented in Fiscal 2020 in response to the COVID-19 pandemic, (2) a $1 million reduction in occupancy expenses due to fewer stores and the favorable impact of certain concessions with landlords that are amortized over the remaining lease term, (3) a $1 million reduction in travel expense, (4) a $1 million decrease in advertising expense and (5) a $1 million reduction in variable expenses, including supplies, commissions, shipping and other expenses. These decreases were partially offset by a $7 million increase in incentive compensation.

Impairment of goodwill and intangible assets

There were no impairment charges for goodwill or intangible assets in the First Quarter of Fiscal 2021. However, in the First Quarter of Fiscal 2020, impairment charges for goodwill and intangible assets totaling $60 million were recognized in Southern Tide. In addition, in the First Quarter of Fiscal 2020, a small impairment charge was recognized in Lanier Apparel related to a trademark acquired in a prior year that was not deemed recoverable. Refer to Note 4 in the notes to the consolidated financial statements in our Fiscal 2020 Form 10-K for additional information about the impairment charges.

Royalties and other operating income

	First Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Royalties and other operating income	$5,433	$3,890	$1,543	39.7%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The increased royalties and other income in the First Quarter of Fiscal 2021 was primarily due to increased royalty income in Tommy Bahama.

Operating income (loss)

	First Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$20,660	$(23,362)	$44,022	NM	%
Lilly Pulitzer	19,945	4,146	15,799	381.1%
Southern Tide	3,253	(63,366)	66,619	NM	%
Lanier Apparel	855	(2,637)	3,492	NM	%
Corporate and Other	(9,820)	(270)	(9,550)	NM	%
Consolidated Operating Income (Loss)	$34,893	$(85,489)	$120,382	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,065	$(3,254)
Lanier Apparel exit charges in cost of goods sold	$458	$—
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$68
Amortization of Southern Tide intangible assets	$72	$72
Southern Tide goodwill and intangible asset impairment charge	$—	$60,245
Lanier Apparel exit charges in SG&A	$815	$—
Lanier Apparel intangible asset impairment charge	$—	$207

The improved operating results in the First Quarter of Fiscal 2021 were primarily due to (1) no impairment charges related to goodwill and intangible assets in the First Quarter of Fiscal 2021 after recognizing $60 million of impairment charges related to goodwill and intangible assets in the First Quarter of Fiscal 2020 and (2) the higher net sales and improved gross margin in each operating group. These items were partially offset by (1) increased SG&A and (2) the unfavorable impact of LIFO accounting. Changes in operating income (loss) by operating group are discussed below.

Operating income in the First Quarter of Fiscal 2021 exceeded the $30 million of operating income in the First Quarter of Fiscal 2019 primarily due to higher gross margin, lower SG&A and increased royalty income which offset the impact of lower net sales. Operating income in Tommy Bahama, Lilly Pulitzer and Southern Tide each increased from the First Quarter of Fiscal 2019, which was partially offset by a higher operating loss in Corporate and Other and lower operating income in Lanier Apparel.

Tommy Bahama:

	First Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$156,698	$86,984	$69,714	80.1%
Gross profit	$101,533	$51,680	$49,853	96.5%
Gross margin	64.8%	59.4%
Operating income (loss)	$20,660	$(23,362)	$44,022	NM %
Operating income (loss) as % of net sales	13.2%	(26.9)%

The improved operating results for Tommy Bahama in the First Quarter of Fiscal 2021 were primarily due to higher sales and improved gross margin partially offset by increased SG&A. The increased SG&A was primarily due to (1) $7 million of increased employment costs, including $3 million of increased incentive compensation, (2) $3 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies, commissions and other expenses, and (3) $1 million of higher occupancy costs, primarily resulting from increased costs for utilities, maintenance and related expenses as direct to consumer locations were open for the full quarter in Fiscal 2021. These increases were partially offset by (1) a $2 million decrease in advertising expense, reflecting less spend on printed catalog advertising partially offset by increased spend on digital advertising, (2) a $1 million decrease in provisions for credit losses and (3) a $1 million decrease in depreciation expense as the prior year included certain impairment charges related to retail store locations.

Lilly Pulitzer:

	First Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$73,576	$49,149	$24,427	49.7%
Gross profit	$51,185	$31,699	$19,486	61.5%
Gross margin	69.6%	64.5%
Operating income	$19,945	$4,146	$15,799	381.1%
Operating income as % of net sales	27.1%	8.4%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$68

The increased operating income for Lilly Pulitzer in the First Quarter of Fiscal 2021 was primarily due to higher sales and improved gross margin partially offset by increased SG&A. The increased SG&A was primarily due to (1) $2 million of increased employment costs, including $1 million of increased incentive compensation, (2) $1 million of higher advertising expense, and (3) $1 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies and other expenses. These increases were partially offset by a $1 million decrease in provisions for credit losses.

Southern Tide:

	First Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$15,466	$8,301	$7,165	86.3%
Gross profit	$8,238	$1,539	$6,699	435.3%
Gross margin	53.3%	18.5%
Operating income (loss)	$3,253	$(63,366)	$66,619	NM %
Operating income (loss) as % of net sales	21.0%	(763.4)%
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$72	$72
Southern Tide goodwill and intangible asset impairment charge	$—	$60,245

The improved operating results for Southern Tide in the First Quarter of Fiscal 2021 were primarily due to no impairment charges related to goodwill and intangible assets in the First Quarter of Fiscal 2021 compared to $60 million of impairment charges in the First Quarter of Fiscal 2020. Additionally, the operating results of Southern Tide improved due to higher sales and higher gross margin, partially offset by higher SG&A. The higher SG&A includes higher SG&A associated with the Southern Tide retail store operations, incentive compensation amounts and variable expenses partially offset by a decrease in provisions for credit losses.

Lanier Apparel:

	First Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$12,019	$10,725	$1,294	12.1%
Gross profit	$4,294	$2,847	$1,447	50.8%
Gross margin	35.7%	26.5%
Operating income (loss)	$855	$(2,637)	$3,492	NM %
Operating income (loss) as % of net sales	7.1%	(24.6)%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$458	$—
Lanier Apparel exit charges in SG&A	$815	$—
Lanier Apparel intangible asset impairment charge	$—	$207

In the Third Quarter of Fiscal 2020, we decided to exit our Lanier Apparel business. The exit of the Lanier Apparel business is expected to be completed during the second half of Fiscal 2021. The improved operating results for Lanier Apparel in the First Quarter of Fiscal 2021 were due to higher gross margin, lower SG&A and higher sales. The lower SG&A includes reductions in almost all SG&A categories as substantially all expenses for Lanier Apparel have been reduced during the ongoing wind down phase of the business. These reductions in costs were partially offset by $1 million of Lanier Apparel exit charges included in SG&A which primarily consists of employee charges, including severance and employee retention costs. The Lanier Apparel exit charges are discussed in Note 7 in the unaudited condensed consolidated financial statements included in this report.

Corporate and Other:

	First Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$8,003	$5,184	$2,819	54.4%
Gross profit	$1,335	$6,309	$(4,974)	NM	%
Operating loss	$(9,820)	$(270)	$(9,550)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,065	$(3,254)

The lower operating results for Corporate and Other were primarily due to the $6 million unfavorable impact of LIFO accounting resulting from a $3 million charge in the First Quarter of Fiscal 2021 and a $3 million credit in the First Quarter of Fiscal 2020. Additionally, Corporate and Other SG&A increased primarily due to (1) increased incentive compensation expense of $3 million and (2) increased SG&A associated with our smaller businesses included in Corporate and Other. These items were partially offset by increased net sales in each of the businesses included in Corporate and Other.

Interest expense, net

	First Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Interest expense, net	$252	$658	$(406)	(61.7)%

The decreased interest expense in the First Quarter of Fiscal 2021 was primarily due to the lack of debt outstanding in the First Quarter of Fiscal 2021, while in the First Quarter of Fiscal 2020, we had debt outstanding in order to maintain a certain level of cash on our balance sheet during the earlier stages of the COVID-19 pandemic. The interest expense in the First Quarter of Fiscal 2021 primarily consists of unused line fees and amortization of deferred financing fees associated with our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”).

Income tax (benefit) provision

	First Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Income tax provision (benefit)	$6,173	$(19,363)	$25,536	NM	%
Effective tax rate	17.8%	22.5%

The income tax expense in the First Quarter of Fiscal 2021 included the benefit of a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts during the quarter as well as other favorable items including the recognition of certain tax credit amounts, the impact of restricted stock awards vesting at a price higher than the grant date value, and the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes. The net impact of these items results in a lower effective tax rate than the more typical 25% to 26% annual effective tax rate of Fiscal 2019 and Fiscal 2018.

The income tax benefit in the First Quarter of Fiscal 2020 included the benefit of the operating losses that will be realized at a rate of 35% pursuant to the CARES Act provision allowing the carryback of the Fiscal 2020 loss amounts to pre-U.S. Tax Reform years, offset by (1) the non-deductibility of certain impairment charges which resulted in an estimated effective tax rate of 17% on the impairment charges, and (2) the impact of restricted stock awards vesting at a price lower than the grant date value. Income tax expense is also discussed in Note 5 in the unaudited condensed consolidated financial statements included in this report.

Net earnings

	First Quarter
	Fiscal 2021	Fiscal 2020
Net sales	$265,762	$160,343
Operating income (loss)	$34,893	$(85,489)
Net earnings (loss)	$28,468	$(66,784)
Net earnings (loss) per diluted share	$1.70	$(4.02)
Weighted average shares outstanding -- diluted	16,792	16,612

The improved earnings per share in the First Quarter of Fiscal 2021 are primarily a result of (1) the absence of impairment charges related to goodwill and intangible assets in the First Quarter of Fiscal 2021 after recognizing $60 million of impairment charges related to goodwill and intangible assets in the First Quarter of Fiscal 2020, (2) improved operating results in each operating group resulting from higher sales and higher gross margin partially offset by higher SG&A and (3) a favorable effective tax rate in the First Quarter of Fiscal 2021. These favorable items were partially offset by a larger operating loss in Corporate and Other.

The earnings per share of $1.70 for the First Quarter of Fiscal 2021 is higher than the earnings per share of $1.29 in the First Quarter of Fiscal 2019. The higher earnings per share compared to the First Quarter of Fiscal 2019 are a result of higher gross margin, lower SG&A, increased royalty income and a lower effective tax rate partially offset by the impact of lower net sales.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands and other brands. We distribute our products to our customers via direct to consumer and wholesale channels of distribution. Our primary uses of cash flow include the purchase of products in the operation of our business from third party contract manufacturers outside of the United States, as well as operating expenses, including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, distribution costs, other general and administrative expenses and the periodic payment of interest and other payments related to our financing arrangements. Additionally, we use cash for the funding of capital expenditures, dividends and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory, extend credit to our wholesale customers and pay our operating expenses. Thus, we require a certain amount of working capital to operate our business.

If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement, subject to its terms, which is described below and in our Fiscal 2020 Form 10-K. We may fund future cash requirements through various methods, including cash on hand, cash flow from operations, borrowings under our current or additional credit facilities, and sales of debt or equity securities.

As of May 1, 2021, we had $92 million of cash and cash equivalents on hand, with no borrowings outstanding under our U.S. Revolving Credit Agreement. As of May 1, 2021, under our U.S. Revolving Credit Agreement, we had $322 million of unused availability, which includes the majority of our cash and cash equivalents as eligible assets. We believe our future cash flow from operating activities, cash on hand and borrowings under our U.S. Revolving Credit Agreement will provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives in both the near term and long term.

Key Liquidity Measures

	May 1,	January 30,	May 2,	February 1,
($ in thousands)	2021	2021	2020	2020
Total current assets	$308,739	$258,316	$423,692	$288,826
Total current liabilities	$225,090	$196,252	$153,127	$177,779
Working capital	$83,649	$62,064	$270,565	$111,047
Working capital ratio	1.37	1.32	2.77	1.62
Debt to total capital ratio	—%	—%	32%	—%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of May 1, 2021, decreased from May 2, 2020 due to decreased cash, with higher cash at May 2, 2020 resulting from the draw down of amounts from our U.S. Revolving Credit Agreement as a precautionary measure due to COVID-19, and inventories partially offset by increased receivables. Current liabilities as of May 1, 2021 increased from May 2, 2020 primarily due to higher accounts payable, accrued expenses and other liabilities and accrued compensation partially offset by a decrease in current portion of operating lease liabilities.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. There was no debt outstanding at May 1, 2021 and $208 million of debt outstanding at May 2, 2020, while shareholders’ equity was $428 million at May 1, 2021 and $439 million at May 2, 2020. The decrease in debt since May 2, 2020 was primarily due to the payment of all outstanding borrowings by using cash on hand and cash flow generated by operating activities. Due to the uncertainty associated with the COVID-19 pandemic, we borrowed a significant amount of cash during Fiscal 2020 as a precautionary measure. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, the ultimate impact of the COVID-19 pandemic and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of May 1, 2021 as compared to May 2, 2020.

Current Assets:

	May 1,	January 30,	May 2,	February 1,
	2021	2021	2020	2020
Cash and cash equivalents	$92,086	$66,013	$181,775	$52,460
Receivables, net	67,658	30,418	50,265	57,862
Inventories, net	108,810	123,543	169,495	152,229
Income tax receivable	17,830	17,975	790	862
Prepaid expenses and other current assets	22,355	20,367	21,367	25,413
Total current assets	$308,739	$258,316	$423,692	$288,826

Cash and cash equivalents were $92 million as of May 1, 2021 compared to $182 million as of May 2, 2020. Due to the uncertainty associated with the COVID-19 pandemic, we borrowed a certain amount of cash during Fiscal 2020, including as of May 2, 2020, as a precautionary measure. Subsequent to May 2, 2020, we repaid all of our outstanding debt with cash on hand and cash flow generated from operating activities. Any cash that is not used to repay amounts outstanding under our U.S. Revolving Credit Agreement is generally invested in money market investment accounts. The increase in receivables, net as of May 1, 2021 was primarily due to (1) increased credit card receivables resulting from higher direct to consumer transactions in the last week of the quarter, (2) higher trade receivables resulting from higher wholesale sales during the quarter, (3) a reduction in accounts receivable allowances, and (4) increased royalty receivables.

Inventories, net, which is net of a $62 million LIFO reserve in the First Quarter of Fiscal 2021 and a $63 million LIFO reserve in the First Quarter of Fiscal 2020, decreased as of May 1, 2021 due to lower inventories in each operating group, partially offset by increased inventory in Corporate and Other due to the impact of LIFO accounting which requires the reversal of certain inventory markdowns recognized in the operating groups. Tommy Bahama, Lilly Pulitzer and Southern Tide each decreased inventories significantly due to reduced inventory purchases for each seasonal buy subsequent to the onset of the COVID-19 pandemic, cancellations of inventory purchases, and liquidation of excess prior season inventory, as well as net sales in the First Quarter of Fiscal 2021 exceeding our sales expectations. The decrease in inventory in Lanier Apparel is due to ceasing substantially all manufacturing and sourcing of inventory purchases during the COVID-19 pandemic and selling on hand inventory as we exit the business during Fiscal 2021. Income tax receivable increased as of May 1, 2021 due to the expected income tax receivable for the benefit of the Fiscal 2020 operating losses, which we expect to carry back to offset prior year taxable income.

Non-current Assets:

	May 1,	January 30,	May 2,	February 1,
	2021	2021	2020	2020
Property and equipment, net	$157,553	$159,732	$188,568	$191,517
Intangible assets, net	155,967	156,187	157,015	175,005
Goodwill	23,930	23,910	23,802	66,578
Operating lease assets	221,647	233,775	274,778	287,181
Other assets, net	33,146	33,714	29,615	24,262
Total non-current assets	$592,243	$607,318	$673,778	$744,543

Property and equipment, net as of May 1, 2021 decreased primarily due to depreciation expense and impairment charges for certain property and equipment during the 12 months ended May 1, 2021, exceeding capital expenditures during the same period. Operating lease assets as of May 1, 2021 decreased primarily due to the recognition of amortization related to existing operating leases, the termination or reduced term of certain operating leases and the impairment of certain operating lease asset amounts exceeding the increased operating lease assets associated with any new or extended operating lease agreements. The increase in other assets, net was primarily due to an increase in investment in unconsolidated entities due to the acquisition of a minority ownership interest in two entities, and an increase in assets set aside for potential deferred compensation obligations partially offset by a reduction in a non-current income tax receivable related to Fiscal 2020 operating losses, which are classified as a current income tax receivable as of May 1, 2021.

Liabilities:

	May 1,	January 30,	May 2,	February 1,
	2021	2021	2020	2020
Total current liabilities	$225,090	$196,252	$153,127	$177,779
Long-term debt	—	—	207,618	—
Non-current portion of operating lease liabilities	226,358	239,963	271,810	291,886
Other non-current liabilities	21,270	23,691	17,101	18,566
Deferred income taxes	363	—	9,119	16,540
Total liabilities	$473,081	$459,906	$658,775	$504,771

Current liabilities increased as of May 1, 2021 primarily due to increases in accounts payable, accrued expenses and other liabilities and accrued compensation partially offset by a reduction in the current portion of operating lease liabilities. The increase in accounts payable was primarily due to the timing of payment of certain operating expenses, inventory purchases and other payable items. The increase in accrued expenses and other liabilities was primarily due to (1) expected direct to consumer inventory returns, (2) income taxes payable, (3) sales tax payable, (4) royalties and advertising expense amounts, and (5) duties payable. The increase in accrued compensation was primarily due to a $10 million increase in accrued incentive compensation amounts after the annual bonus program was suspended in Fiscal 2020, an increase in accrued FICA amounts for deferred FICA payments allowable pursuant to the CARES Act and increased accrued payroll as a significant number of our employees were furloughed and not working as of May 2, 2020. The lower current portion of operating lease liabilities was primarily due to the balance as of May 2, 2020 including certain rent amounts for April and May 2020, as the rent amounts had not been paid as of May 2, 2020. The decrease in long-term debt since May 2, 2020 was primarily due to payment of all outstanding debt amounts using cash on hand and cash flow from operations. As of May 2, 2020, we had borrowed debt to maintain certain amounts of cash on our balance sheet during the COVID-19 pandemic.

Non-current portion of operating lease liabilities as of May 1, 2021 decreased primarily due to the payment of operating lease liabilities, classification of certain unpaid amounts while negotiating with landlords regarding operating lease liabilities and reductions in liabilities related to the termination or reduced term of certain operating leases exceeding operating lease liabilities associated with any new or extended operating lease agreements. Deferred income taxes decreased as of May 1, 2021 primarily due to timing differences associated with inventories, other current liability amounts, accrued compensation amounts, operating lease payable amounts and changes in return reserves partially offset by timing differences associated with amortization of intangible assets and depreciation.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Quarter of Fiscal 2021 and the First Quarter of Fiscal 2020 (in thousands):

	First Quarter
	Fiscal 2021	Fiscal 2020
Cash provided by (used in) operating activities	$41,005	$(45,849)
Cash used in investing activities	(5,425)	(8,591)
Cash (used in) provided by financing activities	(9,662)	183,908
Net change in cash and cash equivalents	$25,918	$129,468

Cash and cash equivalents on hand were $92 million and $182 million at May 1, 2021 and May 2, 2020, respectively. Changes in cash flows in the First Quarter of Fiscal 2021 and the First Quarter of Fiscal 2020 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Quarter of Fiscal 2021 and the First Quarter of Fiscal 2020, operating activities provided $41 million and used $46 million of cash, respectively. The cash flow from operating activities for each period was primarily the result of net earnings (loss) for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, impairment and equity-based compensation, as well as the net impact of changes in deferred taxes and operating assets and liabilities. In the First Quarter of Fiscal 2021, changes in operating assets and liabilities did not have a significant net impact on cash flow from operations. In the First Quarter of Fiscal 2020, changes in operating assets and liabilities had a significant unfavorable impact on cash flow from operations.

In the First Quarter of Fiscal 2021, the more significant changes in operating assets and liabilities were increases in receivables and decreases in other non-current liabilities, which decreased cash flow from operations, offset by increases in current liabilities and decreases in inventories, which increased cash flow from operations. In the First Quarter of Fiscal 2020, the more significant changes in operating assets and liabilities were a decrease in current liabilities, an increase in inventories and an increase in other non-current assets, which reduced cash flow from operations, partially offset by reductions in receivables and prepaid expenses and other current assets, which increased cash flow from operations.

Investing Activities:

In the First Quarter of Fiscal 2021 and the First Quarter of Fiscal 2020, investing activities used $5 million and $9 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditure investments in our existing brands and acquisitions of new businesses, if any. Our capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling direct to consumer locations; and facilities enhancements for distribution centers and offices.

Financing Activities:

In the First Quarter of Fiscal 2021 and the First Quarter of Fiscal 2020, financing activities used $10 million and provided $184 million of cash, respectively. During the First Quarter of Fiscal 2021, we used cash flow from operations to pay $6 million of dividends, repurchase shares of equity awards for employee tax withholding liabilities of $3 million resulting from the vesting of equity awards during the period and pay $1 million of contingent consideration, which is included in other financing activities. In the First Quarter of Fiscal 2020, we increased debt in order to maintain certain cash amounts on our balance sheet during the COVID-19 pandemic and to fund our cash flows used in operations, share repurchases, capital expenditures and dividends. During the First Quarter of Fiscal 2020, we repurchased $18 million of shares of our common stock pursuant to an open market stock repurchase program, which was suspended on March 17, 2020, paid $4 million in dividends and repurchased shares of equity awards for employee tax withholding liabilities of $2 million resulting from the vesting of equity awards during the period.

We may borrow or pay down debt depending on whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay any debt on our U.S. Revolving Credit Agreement.

Liquidity and Capital Resources

As of May 1, 2021, we had $92 million of cash and cash equivalents on hand, with no borrowings outstanding under our U.S. Revolving Credit Agreement. As of May 1, 2021, under our U.S. Revolving Credit Agreement, we had $322 million of unused availability, which includes the majority of our cash and cash equivalents as eligible assets. We believe our future cash flow from operating activities, cash on hand and borrowings under our U.S. Revolving Credit Agreement will provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives in both the near term and long term.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of May 1, 2021, $3 million of letters of credit were outstanding under our U.S. Revolving Credit Agreement.

Covenants and Other Restrictions:

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the First Quarter of Fiscal 2021 and as of May 1, 2021, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of May 1, 2021, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements primarily from our future cash flow from operating activities, cash on hand and borrowings under our U.S. Revolving Credit Agreement. Our cash requirements generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs will depend on many factors including the results of our operations and cash flows in the COVID-19 environment and beyond, future growth rates, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of the U.S. Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.

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

Our contractual obligations as of May 1, 2021 have not changed materially from the contractual obligations outstanding at January 30, 2021, as disclosed in our Fiscal 2020 Form 10-K.

Our anticipated capital expenditures for Fiscal 2021, including the $5 million incurred in the First Quarter of Fiscal 2021, are expected to be approximately $35 million. Amounts actually spent in Fiscal 2021 will be impacted by a variety of factors including the impact of the COVID-19 pandemic. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in prior years depending on the information technology initiatives, direct to consumer location openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.

Refer to Note 5 of our Fiscal 2020 Form 10-K for additional information regarding our U.S. Revolving Credit Agreement, including details about affirmative and negative covenants.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP in a consistent manner. The preparation of these financial statements requires the selection and application of accounting policies. Further, the application of GAAP requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience, current trends and various other assumptions (including with respect to the uncertain impact of COVID-19 and the Lanier Apparel exit), that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions. We believe it is possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies, our consolidated statements of operations could be materially misstated.

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2020 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the First Quarter of Fiscal 2021. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2020 Form 10-K.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. Typically, the demand for products for our larger brands and principal markets is higher in the spring, summer and holiday seasons and lower in the fall season (generally, the third quarter of our fiscal year). As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter, with the third quarter historically having the lowest net sales compared to our other quarters and incurring an operating loss in many years. Further, the impact of the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next. Therefore, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2019 or Fiscal 2020 are indicative of the expected distribution in future years, particularly in light of the COVID-19 pandemic’s significant impact on our Fiscal 2020 and Fiscal 2021 operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2020 Form 10-K. There have not been any material changes in our exposure to these risks during the First Quarter of Fiscal 2021.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the First Quarter of Fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Fiscal 2020 Form 10-K, which could materially affect our business, financial condition or operating results. We operate in a competitive and rapidly changing business environment and additional risks and uncertainties that we currently consider immaterial or not presently known to us may also adversely affect our business. The risks described in our Fiscal 2020 Form 10-K are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the First Quarter of Fiscal 2021, we did not make any unregistered sales of equity securities.
(c)	We have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in our Fiscal 2020 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the First Quarter of Fiscal 2021, we repurchased the following shares pursuant to these plans:

			Total Number of	Dollar Value
			Shares	(000s) of Shares
		Average	Purchased as	That May Yet be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased	Share	or Programs	Programs
February (1/31/21 - 2/27/21)	-	$-	-	$ 31,947
March (2/28/21 - 4/3/21)	33,787	$88.30	-	$ 31,947
April (4/4/21 - 5/1/21)	-	$-	-	$ 31,947
Total	33,787	$88.30	-	$ 31,947

As disclosed in our Annual Report on Form 10-K for Fiscal 2017 and subsequent annual and quarterly reports, in March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the First Quarter of Fiscal 2021, we did not repurchase any shares of our stock pursuant to this authorization. As of May 1, 2021, $32 million of the authorization remains available for future repurchases.

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

June 10, 2021	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President and Chief Financial Officer
(Authorized Signatory)