Form 10-Q
period 2021-07-31
OXFORD INDUSTRIES INC
filed 2021-09-03
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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

As of August 27, 2021, there were 16,895,103 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the Second Quarter of Fiscal 2021

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of the coronavirus (COVID-19) pandemic on our business, operations and financial results, including due to uncertainties about scope and duration, future store closures or other restrictions (including reduced hours and capacity and/or operating requirements) due to government and health department mandates and/or recommendations, the effectiveness of store and restaurant re-openings (including impacts on consumer traffic) and supply chain disruptions, any or all of which may also affect many of the following risks; demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending for apparel and related products; supply chain disruptions, including the potential lack of inventory to support demand for our products, which may be impacted by capacity constraints, closed factories, and cost and availability of freight deliveries; costs of products as well as the raw materials used in those products; expected pricing levels; costs and availability of labor; the timing of shipments requested by our wholesale customers; expected outcomes of pending or potential litigation and regulatory actions; the impact of any restructuring initiatives we may undertake in one or more of our business lines, including the process, timing, costs, uncertainties and effects of our ongoing exit of the Lanier Apparel business; cybersecurity breaches; changes in international, federal or state tax, trade and other laws and regulations, including the potential increase in the U.S. corporate federal income tax rate and/or imposition of additional duties; the ability of business partners, including suppliers, vendors, licensees and landlords, to meet their obligations to us and/or continue our business relationship to the same degree in light of current or future financial stress, staffing shortages, liquidity challenges and/or bankruptcy filings; weather; fluctuations and volatility in global financial markets; retention of and disciplined execution by key management; the timing and cost of store and restaurant openings and remodels, technology implementations and other capital expenditures; acquisition and disposition activities, including our ability to timely recognize expected synergies from acquisitions; access to capital and/or credit markets; the impact of tax and other legislative changes; changes in accounting standards and related guidance; and factors that could affect our consolidated effective tax rate, including estimated Fiscal 2020 taxable losses eligible for carry back under the CARES Act. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Fiscal 2020 Form 10-K, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Fiscal 2022	52 weeks ending January 28, 2023
Fiscal 2021	52 weeks ending January 29, 2022
Fiscal 2020	52 weeks ended January 30, 2021
Fiscal 2019	52 weeks ended February 1, 2020
Fourth Quarter Fiscal 2021	13 weeks ending January 29, 2022
Third Quarter Fiscal 2021	13 weeks ending October 30, 2021
Second Quarter Fiscal 2021	13 weeks ended July 31, 2021
First Quarter Fiscal 2021	13 weeks ended May 1, 2021
Fourth Quarter Fiscal 2020	13 weeks ended January 30, 2021
Third Quarter Fiscal 2020	13 weeks ended October 31, 2020
Second Quarter Fiscal 2020	13 weeks ended August 1, 2020
First Quarter Fiscal 2020	13 weeks ended May 2, 2020
Fourth Quarter Fiscal 2019	13 weeks ended February 1, 2020
Third Quarter Fiscal 2019	13 weeks ended November 2, 2019
Second Quarter Fiscal 2019	13 weeks ended August 3, 2019
First Quarter Fiscal 2019	13 weeks ended May 4, 2019
First Half Fiscal 2021	26 weeks ended July 31, 2021
First Half Fiscal 2020	26 weeks ended August 1, 2020
First Half Fiscal 2019	26 weeks ended August 3, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	July 31,	January 30,	August 1,
	2021	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$180,389	$66,013	$97,089
Receivables, net	48,522	30,418	28,133
Inventories, net	77,330	123,543	148,578
Income tax receivable	18,085	17,975	787
Prepaid expenses and other current assets	24,720	20,367	23,830
Total Current Assets	$349,046	$258,316	$298,417
Property and equipment, net	157,380	159,732	180,284
Intangible assets, net	155,747	156,187	156,739
Goodwill	23,897	23,910	23,866
Operating lease assets	212,217	233,775	254,230
Other assets, net	33,462	33,714	39,013
Total Assets	$931,749	$865,634	$952,549
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$62,116	$71,148	$47,904
Accrued compensation	34,027	18,897	14,332
Current portion of operating lease liabilities	58,523	60,886	65,653
Accrued expenses and other liabilities	65,518	45,321	45,812
Total Current Liabilities	$220,184	$196,252	$173,701
Long-term debt	—	—	65,000
Non-current portion of operating lease liabilities	215,434	239,963	255,935
Other non-current liabilities	21,389	23,691	18,471
Deferred income taxes	1,043	—	7,892
Shareholders’ Equity
Common stock, $1.00 par value per share	16,895	16,889	16,876
Additional paid-in capital	158,083	156,508	151,720
Retained earnings	302,456	235,995	267,273
Accumulated other comprehensive loss	(3,735)	(3,664)	(4,319)
Total Shareholders’ Equity	$473,699	$405,728	$431,550
Total Liabilities and Shareholders’ Equity	$931,749	$865,634	$952,549

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Second Quarter		First Half
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Net sales	$328,672	$191,988	$594,434	$352,331
Cost of goods sold	119,046	87,251	218,223	153,520
Gross profit	$209,626	$104,737	$376,211	$198,811
SG&A	146,367	115,663	283,492	238,664
Impairment of goodwill and intangible assets	-	—	—	60,452
Royalties and other operating income	4,737	2,909	10,170	6,799
Operating income (loss)	$67,996	$(8,017)	$102,889	$(93,506)
Interest expense, net	211	676	463	1,334
Earnings (loss) before income taxes	$67,785	$(8,693)	$102,426	$(94,840)
Income tax provision (benefit)	16,325	(2,606)	22,498	(21,969)
Net earnings (loss)	$51,460	$(6,087)	$79,928	$(72,871)

Net earnings (loss) per share:
Basic	$3.09	$(0.37)	$4.81	$(4.40)
Diluted	$3.05	$(0.37)	$4.75	$(4.40)
Weighted average shares outstanding:
Basic	16,637	16,547	16,615	16,580
Diluted	16,859	16,547	16,825	16,580
Dividends declared per share	$0.42	$0.25	$0.79	$0.50

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Second Quarter		First Half
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Net earnings (loss)	$51,460	$(6,087)	$79,928	$(72,871)
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(462)	933	(71)	342
Comprehensive income (loss)	$50,998	$(5,154)	$79,857	$(72,529)

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Half
	Fiscal 2021	Fiscal 2020
Cash Flows From Operating Activities:
Net earnings (loss)	$79,928	$(72,871)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation	18,935	23,092
Amortization of intangible assets	440	559
Impairment of goodwill and intangible assets	—	60,452
Equity compensation expense	3,901	3,566
Amortization of deferred financing costs	172	172
Deferred income taxes	2,231	(8,648)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(16,617)	30,152
Inventories, net	46,083	3,986
Income tax receivable	(110)	75
Prepaid expenses and other current assets	(4,352)	1,584
Current liabilities	24,373	(3,609)
Other balance sheet changes	(5,999)	(14,186)
Cash provided by operating activities	$148,985	$24,324
Cash Flows From Investing Activities:
Purchases of property and equipment	(16,223)	(13,722)
Other investing activities	(2,000)	(3,000)
Cash used in investing activities	$(18,223)	$(16,722)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	—	(170,312)
Proceeds from revolving credit arrangements	—	235,312
Repurchase of common stock	—	(18,053)
Proceeds from issuance of common stock	663	766
Repurchase of equity awards for employee tax withholding liabilities	(2,983)	(1,870)
Cash dividends paid	(13,353)	(8,429)
Other financing activities	(749)	(459)
Cash (used in) provided by financing activities	$(16,422)	$36,955
Net change in cash and cash equivalents	$114,340	$44,557
Effect of foreign currency translation on cash and cash equivalents	36	72
Cash and cash equivalents at the beginning of year	66,013	52,460
Cash and cash equivalents at the end of period	$180,389	$97,089

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SECOND QUARTER OF FISCAL 2021

1.    Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year due to the seasonality of our business.

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Changes in our expectations and assumptions as compared to the information available at the time of this filing regarding the actual magnitude and duration of the COVID-19 pandemic, the impact of the Lanier Apparel exit and other factors could have a material impact on our consolidated financial statements in future periods.

The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Fiscal 2020 Form 10-K. No recently issued guidance adopted in Fiscal 2021 had a material impact on our consolidated financial statements upon adoption or is expected to have a material impact in future periods.

Recently Issued Accounting Standards Applicable to Future Periods

Recent accounting pronouncements pending adoption are either not applicable or not expected to have a material impact on our consolidated financial statements.

COVID-19 Pandemic

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations. Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurant locations. We began reopening our stores and restaurants in the Second Quarter of Fiscal 2020 in a phased approach in accordance with local government guidelines and with additional safety protocols. Some of our locations continue to experience reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations to varying degrees. There can be no assurance that additional closures will not occur as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. The shift from in-store shopping to online shopping has accelerated during the COVID-19 pandemic resulting in strong growth in our e-commerce businesses during the COVID-19 pandemic.

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

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories. In Fiscal 2020, we decided to exit Lanier Apparel, which is expected to be completed in the Second Half of Fiscal 2021. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our operating groups, including the operations of TBBC, Duck Head and our Lyons, Georgia distribution center. For a more extensive description of our operating groups and Corporate and Other, see Part I, Item 1. Business included in our Fiscal 2020 Form 10-K.

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Second Quarter		First Half
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Net sales
Tommy Bahama	$208,833	$95,254	$365,531	$182,238
Lilly Pulitzer	87,333	73,860	160,909	123,009
Southern Tide	14,587	8,812	30,053	17,113
Lanier Apparel	8,492	8,450	20,511	19,175
Corporate and Other	9,427	5,612	17,430	10,796
Consolidated net sales	$328,672	$191,988	$594,434	$352,331

Depreciation and amortization
Tommy Bahama	$6,866	$9,194	$13,906	$16,994
Lilly Pulitzer	2,289	3,015	4,388	5,331
Southern Tide	198	169	385	313
Lanier Apparel	25	247	61	349
Corporate and Other	314	333	635	664
Consolidated depreciation and amortization	$9,692	$12,958	$19,375	$23,651

Operating income (loss)
Tommy Bahama	$47,324	$(12,712)	$67,984	$(36,074)
Lilly Pulitzer	25,783	16,264	45,728	20,410
Southern Tide	2,950	(979)	6,203	(64,345)
Lanier Apparel	850	(6,134)	1,705	(8,771)
Corporate and Other	(8,911)	(4,456)	(18,731)	(4,726)
Consolidated operating income (loss)	67,996	(8,017)	$102,889	$(93,506)
Interest expense, net	211	676	463	1,334
Earnings (loss) before income taxes	$67,785	$(8,693)	$102,426	$(94,840)

	July 31, 2021	January 30, 2021	August 1, 2020
Assets
Tommy Bahama (1)	$528,517	$569,854	$605,448
Lilly Pulitzer (2)	178,025	176,467	191,099
Southern Tide (3)	29,851	31,641	32,918
Lanier Apparel (4)	7,679	10,967	31,740
Corporate and Other (5)	187,677	76,705	91,344
Consolidated Total Assets	$931,749	$865,634	$952,549
(1)	Decrease in Tommy Bahama total assets from August 1, 2020 includes reductions in inventories, operating lease assets, and property and equipment partially offset by higher receivables.
(2)	Decrease in Lilly Pulitzer total assets from August 1, 2020 includes reductions in inventories, operating lease assets and receivables partially offset by increased property and equipment.
(3)	Decrease in Southern Tide total assets from August 1, 2020 includes reductions in inventories partially offset by higher receivables.
(4)	Decrease in Lanier Apparel total assets from August 1, 2020 includes reductions in inventories, operating lease assets, other current assets and property and equipment partially offset by higher receivables.
(5)	Increase in Corporate and Other total assets from August 1, 2020 includes increases in cash and cash equivalents and income tax receivable.

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented.

	Second Quarter Fiscal 2021
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$208,833	48%	27%	12%	13%	—%
Lilly Pulitzer	87,333	38%	46%	—%	16%	—%
Southern Tide	14,587	9%	30%	—%	61%	—%
Lanier Apparel	8,492	—%	—%	—%	100%	—%
Corporate and Other	9,427	—%	54%	—%	42%	4%
Total	$328,672	41%	32%	8%	19%	—%

	Second Quarter Fiscal 2020
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$95,254	33%	48%	9%	10%	—%
Lilly Pulitzer	73,860	14%	71%	—%	15%	—%
Southern Tide	8,812	5%	43%	—%	52%	—%
Lanier Apparel	8,450	—%	1%	—%	99%	—%
Corporate and Other	5,612	—%	78%	—%	16%	6%
Total	$191,988	22%	56%	4%	18%	—%

	First Half 2021
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$365,531	45%	25%	14%	16%	—%
Lilly Pulitzer	160,909	37%	44%	—%	19%	—%
Southern Tide	30,053	6%	25%	—%	69%	—%
Lanier Apparel	20,511	—%	—%	—%	100%	—%
Corporate and Other	17,430	—%	55%	—%	40%	5%
Consolidated net sales	$594,434	38%	30%	9%	23%	—%

	First Half 2020
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$182,238	35%	39%	11%	15%	—%
Lilly Pulitzer	123,009	18%	62%	—%	20%	—%
Southern Tide	17,113	3%	32%	—%	65%	—%
Lanier Apparel	19,175	—%	—%	—%	100%	—%
Corporate and Other	10,796	—%	70%	—%	24%	6%
Consolidated net sales	$352,331	25%	45%	6%	24%	—%

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

The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	Second Quarter		First Half
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Retail	$135,634	$41,783	$226,914	$87,286
E-commerce	104,753	106,789	178,991	160,483
Restaurant	25,828	8,528	51,036	20,291
Wholesale	62,022	34,489	136,475	83,547
Other	435	399	1,018	724
Net sales	$328,672	$191,988	$594,434	$352,331

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. As of July 31, 2021, January 30, 2021 and August 1, 2020, reserve balances recorded as a reduction to receivables related to these items were $5 million, $6 million and $9 million, respectively.

As of July 31, 2021, January 30, 2021 and August 1, 2020, our provision for credit losses related to receivables included in our consolidated balance sheets was $2 million, $3 million and $4 million, respectively. In the First Half of Fiscal 2021, provisions for credit losses expense included in our consolidated statement of operations was $0 million and write-offs of credit losses was $0 million. In the First Half of Fiscal 2020, provisions for credit losses expense included in our consolidated statement of operations was $4 million, with approximately half that amount in the Second Quarter of Fiscal 2020, and write-offs of credit losses was $0 million.

Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In addition to trade and other receivables, tenant allowances due from landlord of $2 million, $2 million and $2 million are included in receivables, net in our consolidated balance sheet as of July 31, 2021, January 30, 2021 and August 1, 2020, respectively. As of July 31, 2021, January 30, 2021 and August 1, 2020, prepaid expenses and other current assets included $5 million, $4 million and $6 million, respectively, representing the estimated value of inventory for expected direct to consumer and wholesale sales returns.

An estimated sales return liability of $14 million, $7 million and $12 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of July 31, 2021, January 30, 2021 and August 1, 2020, respectively. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheet and totaled $13 million, $13 million and $12 million as of July 31, 2021, January 30, 2021, and August 1, 2020, respectively.

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

For the First Half of Fiscal 2021 operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset, was $30 million and variable lease expense was $17 million, resulting in total lease expense of $47 million compared to $48 million of total lease expense in the First Half of Fiscal 2020. Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Half of Fiscal 2021 was $35 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Half of Fiscal 2020 was $21 million, as certain 2020 rent amounts were pending resolution of appropriate concessions.

As of July 31, 2021, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2021	$33,660
2022	65,341
2023	58,818
2024	46,922
2025	33,717
2026	26,879
After 2026	41,488
Total lease payments	$306,825
Less: Difference between discounted and undiscounted lease payments	32,868
Present value of lease liabilities	$273,957

5.    Income Taxes: Our effective income tax rate for the Second Quarter of Fiscal 2021 was an expense of 24.1% while our effective income tax rate for the Second Quarter of Fiscal 2020 was a benefit of 30.0%. Our effective income tax rate for the First Half of Fiscal 2021 was an expense of 22.0% while our effective income tax rate for the First Half of Fiscal 2020 was a benefit of 23.2%.

The income tax expense in the First Half of Fiscal 2021 includes the benefit of a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts in the First Quarter of Fiscal 2021 as well as other favorable items including the recognition of certain tax credit amounts, the impact of restricted stock awards vesting at a price higher than the grant date value, and the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes. The net impact of these items results in a lower effective tax rate than the more typical 25% to 26% annual effective tax rate of Fiscal 2018 and Fiscal 2019, respectively.

The income tax benefit in the First Half of Fiscal 2020 includes the benefit of the operating losses that will be realized at a rate of 35% pursuant to the CARES Act provision allowing the carryback of Fiscal 2020 loss amounts to pre-U.S. Tax Reform years, offset by (1) the non-deductibility of certain goodwill impairment charges which resulted in an estimated effective tax rate of 17% on the impairment charges, and (2) the impact of restricted stock awards vesting at a price lower than the grant date value.

After recognizing a $2 million net reduction in uncertain tax positions during the First Half of Fiscal 2021, the unrecognized tax benefits of uncertain tax positions as of July 31, 2021 was $3 million. The total amount of uncertain tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, settlements of ongoing audits and assessments and the expiration of applicable statutes of limitation. We expect that the balance of unrecognized tax benefits may decrease by an additional $1 million during the next twelve months. However, changes in the expected occurrence, outcomes and timing of such events could cause our current estimate to change in the future.

6.    Shareholders’ Equity: The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	Fiscal 2020
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 1, 2020	$17,040	$149,426	$366,793	$(4,661)	$528,598
Comprehensive loss	—	—	(66,784)	(591)	(67,375)
Shares issued under equity plans	56	350	—	—	406
Compensation expense for equity awards	—	1,682	—	—	1,682
Repurchase of shares	(378)	(1,824)	(17,721)	—	(19,923)
Dividends declared	—	—	(4,194)	—	(4,194)
Cumulative effect of change in accounting standards	—	—	(499)	—	(499)
May 2, 2020	$16,718	$149,634	$277,595	$(5,252)	$438,695
Comprehensive loss	—	—	(6,087)	933	(5,154)
Shares issued under equity plans	158	202	—	—	360
Compensation expense for equity awards	—	1,884	—	—	1,884
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(4,235)	—	(4,235)
Cumulative effect of change in accounting standards	—	—	—	—	—
August 1, 2020	$16,876	$151,720	$267,273	$(4,319)	$431,550
Comprehensive loss	—	—	(10,604)	(114)	(10,718)
Shares issued under equity plans	8	323	—	—	331
Compensation expense for equity awards	—	2,060	—	—	2,060
Repurchase of shares		—	—	—	—
Dividends declared	—	—	(4,277)	—	(4,277)
Cumulative effect of change in accounting standards	—	—	—	—	—
October 31, 2020	$16,884	$154,103	$252,392	$(4,433)	$418,946
Comprehensive loss	—	—	(12,217)	769	(11,448)
Shares issued under equity plans	5	276	—	—	281
Compensation expense for equity awards	—	2,129	—	—	2,129
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(4,180)	—	(4,180)
Cumulative effect of change in accounting standards	—	—	—	—	—
January 30, 2021	$16,889	$156,508	$235,995	$(3,664)	$405,728

	First Half Fiscal 2021
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 30, 2021	$16,889	$156,508	$235,995	$(3,664)	$405,728
Comprehensive income	—	—	28,468	391	28,859
Shares issued under equity plans	39	283	—	—	322
Compensation expense for equity awards	—	2,227	—	—	2,227
Repurchase of shares	(34)	(2,949)	—	—	(2,983)
Dividends declared	—	—	(6,252)	—	(6,252)
Cumulative effect of change in accounting standards	—	—	—	—	—
May 1, 2021	$16,894	$156,069	$258,211	$(3,273)	$427,901
Comprehensive income	—	—	51,460	(462)	50,998
Shares issued under equity plans	1	341	—	—	342
Compensation expense for equity awards	—	1,673	—	—	1,673
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(7,215)	—	(7,215)
Cumulative effect of change in accounting standards	—	—	—	—	—
July 31, 2021	$16,895	$158,083	$302,456	$(3,735)	$473,699

During the First Quarter of Fiscal 2021, we granted certain service-based restricted shares of our common stock, subject to the recipient remaining an employee through the May 2024 vesting date, which are reported as shares issued under equity plans in the table above. Additionally, during the First Quarter of Fiscal 2021, we granted 0.1 million restricted share units at target subject to (1) our achievement of specified total shareholder return (“TSR”) ranking by Oxford relative to a comparator group for the three year period ending in May 2024 and (2) the recipient remaining an employee through May 2024. The number of shares ultimately earned will be between 0% and 200% of the restricted share units at target. These TSR-based restricted share units are entitled to dividend equivalents for dividends declared on our common stock during the performance period, which are payable after vesting of the restricted shares, for the number of shares ultimately earned. These TSR-based restricted share units do not have any voting rights during the performance period. These TSR-based restricted performance units are not included in the table above. Our stock incentive plans are described in Note 8 to our consolidated financial statements included in our Fiscal 2020 Form 10-K.

No restricted shares or restricted share units were excluded from the diluted earnings per share calculation in the First Half of Fiscal 2021. As of the end of the First Half of Fiscal 2020, there were 0.4 million of restricted shares and restricted share units outstanding that were excluded from the diluted earnings per share calculation because we incurred a net loss for the period and their inclusion would be anti-dilutive.

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

During the First Half of Fiscal 2021, we recognized in the Lanier Apparel operating group an additional $1 million of net charges related to the Lanier Apparel exit primarily consisting of $2 million of severance and employee retention costs and $2 million of termination charges related to certain license agreements. These charges were partially offset by $3 million of reductions in inventory markdowns previously recognized, of which a portion of this amount was reversed in Corporate and Other as part of LIFO accounting. As of July 31, 2021, $5 million of the cumulative accrued employee charges, termination charges related to contractual commitments and charges related to the Merida manufacturing facility had been paid. As of July 31, 2021, the remaining $3 million of accrued employee charges were recorded in accrued compensation in our consolidated balance sheet and are expected to be paid during the Third Quarter of Fiscal 2021.

In addition to the charges incurred through the First Half of Fiscal 2021, we currently expect to incur additional Lanier Apparel exit charges totaling approximately $1 million, which are expected to consist primarily of additional employee charges for employees retained during the Third Quarter of Fiscal 2021.

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

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection, like Tommy Bahama, Lilly Pulitzer and Southern Tide, can command greater loyalty and higher price points and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them. We believe the principal competitive factors in the apparel industry are the reputation, value, and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.

We generate our net sales primarily through our direct to consumer channels of distribution, which consist of our brand-specific full-price retail stores, our brand-specific e-commerce websites, our Tommy Bahama food and beverage operations and our Tommy Bahama outlets. Our remaining net sales are generated through our wholesale distribution channels. Our wholesale operations consist of net sales of products bearing our lifestyle brands, which complement our direct to consumer operations and provide access to a larger group of consumers, and the net sales of our Lanier Apparel operating group, which we are in the process of exiting.

For additional information about our business and each of our operating groups, see Part I, Item 1. Business of our Fiscal 2020 Form 10-K. Important factors relating to certain risks which could impact our business are described in Part II, Item 1A. Risk Factors of this report and Part I. Item 1A. Risk Factors of our Fiscal 2020 Form 10-K.

Industry Overview

We operate in a highly competitive apparel market that continues to evolve rapidly with the expanding application of technology to fashion retail. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries.

The competitive and evolving environment requires that brands and retailers approach their operations, including marketing and advertising, very differently than historical practices and may result in increased operating costs and capital investments to generate growth or even maintain current sales levels. Many of these changes in the industry were accelerated or exacerbated by the COVID-19 pandemic. While this competition and evolution present significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment.

We believe our lifestyle brands have true competitive advantages in this retailing paradigm, and we continue to invest in and leverage technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long term while managing the various challenges facing our industry.

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

Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in early March 2020 and temporarily closed all our retail and restaurant locations. We began reopening our stores and restaurants in the Second Quarter of Fiscal 2020 in a phased approach in accordance with local government guidelines and with additional safety protocols. Some of our locations continue to experience reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations to varying degrees. There can be no assurance that additional closures will not occur as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. Generally, locations in outdoor centers or in drivable resort vacation destinations have performed better than locations in indoor malls during Fiscal 2020 and the First Half of Fiscal 2021. The shift from in-store shopping to online shopping has accelerated during the COVID-19 pandemic resulting in strong growth in our e-commerce businesses during the COVID-19 pandemic.

There remains significant uncertainty as to the duration and severity of the pandemic as well as the associated business disruption, impact on discretionary spending and restrictions on our ongoing operations. While the First Half of Fiscal 2021 saw a significant rebound in retail traffic in the strong consumer macro-economic environment, there can be no assurance that these short-term trends will continue. Thus, the ultimate impact of the pandemic and the extent of the recovery from the pandemic cannot be reasonably estimated at this time.

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

In connection with the exit of our Lanier Apparel business, which is expected to be completed in the Second Half of Fiscal 2021, we recorded pre-tax charges of $13 million in the Lanier Apparel operating group during the Second Half of Fiscal 2020, with an additional $1 million of net charges in the First Half of Fiscal 2021. The Lanier Apparel exit charges are discussed in Note 7 in the unaudited condensed consolidated financial statements included in this report.

In addition to the charges incurred through the First Half of Fiscal 2021, we currently expect to incur additional Lanier Apparel exit charges totaling approximately $1 million, which are expected to consist primarily of additional employee charges for employees retained during the exit. We expect to liquidate substantially all of the remaining Lanier Apparel inventory during the Third Quarter of Fiscal 2021.

Key Operating Results:

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Half of Fiscal 2021 compared to the First Half of Fiscal 2020:

	First Half
	Fiscal 2021	Fiscal 2020
Net sales	$594,434	$352,331
Operating income (loss)	$102,889	$(93,506)
Net earnings (loss)	$79,928	$(72,871)
Net earnings (loss) per diluted share	$4.75	$(4.40)
Weighted average shares outstanding -- diluted	16,825	16,580

The improved earnings per share in the First Half of Fiscal 2021 are primarily a result of (1) improved operating results in each of our operating groups as our operations continue to recover from the unfavorable impact the COVID-19 pandemic had on Fiscal 2020 and (2) the absence of impairment charges related to goodwill and intangible assets in the First Half of Fiscal 2021 after recognizing $60 million of impairment charges related to goodwill and intangible assets in the First Half of Fiscal 2020. These favorable items were partially offset by a larger operating loss in Corporate and Other.

The earnings per share of $4.75 for the First Half of Fiscal 2021 is higher than the earnings per share of $3.05 in the First Half of Fiscal 2019. The higher earnings per share compared to the First Half of Fiscal 2019 are primarily a result of increased operating income in each of our Tommy Bahama, Lilly Pulitzer and Southern Tide operating groups partially offset by a larger operating loss in Corporate and Other. The increased operating income for Tommy Bahama, Lilly Pulitzer and Southern Tide were primarily a result of improved gross margin and increased sales in each operating group.

STORE COUNT

The table below provides store count information for our brands as of the dates specified. The store count includes our permanent locations and excludes any pop-up or temporary store locations which have an initial lease term of 12 months or less. While all of our stores and restaurants were temporarily closed beginning in March 2020 due to the COVID-19 pandemic, as of July 31, 2021, substantially all of our locations have re-opened, albeit with some continuing to experience reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations to varying degrees.

	July 31,	January 30,	August 1,	February 1,
	2021	2021	2020	2020
Tommy Bahama retail stores	104	105	107	111
Tommy Bahama retail-restaurant locations	21	20	19	16
Tommy Bahama outlets	35	35	35	35
Total Tommy Bahama locations	160	160	161	162
Lilly Pulitzer retail stores	59	59	59	61
Southern Tide retail stores	4	3	2	1
Total Oxford locations	223	222	222	224

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2021 COMPARED TO SECOND QUARTER OF FISCAL 2020

The discussion and tables below compare our statements of operations for the Second Quarter of Fiscal 2021 to the Second Quarter of Fiscal 2020, except as otherwise noted. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year:

	Second Quarter
	Fiscal 2021		Fiscal 2020		$ Change	% Change

Net sales	$328,672	100.0%	$191,988	100.0%	$136,684	71.2%
Cost of goods sold	119,046	36.2%	87,251	45.4%	31,795	36.4%
Gross profit	$209,626	63.8%	$104,737	54.6%	$104,889	100.1%
SG&A	146,367	44.5%	115,663	60.2%	30,704	26.5%
Royalties and other operating income	4,737	1.4%	2,909	1.5%	1,828	62.8%
Operating income (loss)	$67,996	20.7%	$(8,017)	(4.2)%	$76,013	NM %
Interest expense, net	211	0.1%	676	0.4%	(465)	(68.8)%
Earnings (loss) before income taxes	$67,785	20.6%	$(8,693)	(4.5)%	$76,478	NM %
Income tax provision (benefit)	16,325	5.0%	(2,606)	(1.4)%	18,931	NM %
Net earnings (loss)	$51,460	15.7%	$(6,087)	(3.2)%	$57,547	NM %

Net Sales

	Second Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$208,833	$95,254	$113,579	119.2%
Lilly Pulitzer	87,333	73,860	13,473	18.2%
Southern Tide	14,587	8,812	5,775	65.5%
Lanier Apparel	8,492	8,450	42	0.5%
Corporate and Other	9,427	5,612	3,815	68.0%
Consolidated net sales	$328,672	$191,988	$136,684	71.2%

Consolidated net sales increased $137 million, or 71%, in the Second Quarter of Fiscal 2021, including increases in each operating group, as our operations continue to recover from the impact of the COVID-19 pandemic, which resulted in temporary store closures and reduced traffic in Fiscal 2020, and consumers become increasingly more comfortable returning to physical shopping. The increase in net sales included increases in (1) full-price retail sales of $84 million, or 248%, (2) wholesale sales of $28 million, or 80%, (3) restaurant sales of $17 million, or 203%, (4) full-price e-commerce sales of $13 million, or 14%, and (5) outlet sales of $10 million, or 125%. These increases were partially offset by a $15 million decrease in e-commerce flash clearance sales as Lilly Pulitzer did not have an e-commerce flash clearance sale in the Second Quarter of Fiscal 2021 after having an e-commerce flash clearance sale in the Second Quarter of Fiscal 2020. The changes in net sales by operating group are discussed below.

Consolidated net sales increased $27 million, or 9%, in the Second Quarter of Fiscal 2021 compared to the $302 million of net sales in the Second Quarter of Fiscal 2019. The higher sales compared to the Second Quarter of Fiscal 2019 include increases in Tommy Bahama, Lilly Pulitzer, Southern Tide and Corporate and Other partially offset by lower sales in Lanier Apparel. The increase in net sales included increases in (1) e-commerce sales of $34 million, or 49%, with increases in each of our brands, (2) restaurant sales of $5 million, or 26%, resulting from sales at additional Tommy Bahama Marlin Bars and increased sales in existing Tommy Bahama food and beverage locations that have reopened, (3) full-price retail sales of $2 million, or 1%, with an increase in Tommy Bahama and Southern Tide partially offset by a decrease in Lilly Pulitzer, and (4) outlet sales of $1 million, or 5%. These increases were partially offset by decreases in (1) Lanier Apparel sales of $12 million, or 59%, and (2) wholesale sales of our non-Lanier Apparel businesses of $3 million, or 6%, with reductions in Tommy Bahama, Lilly Pulitzer and Southern Tide, partially offset by increases in our smaller brands.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Second Quarter
	Fiscal 2021	Fiscal 2020
Retail	41%	22%
E-commerce	32%	56%
Restaurant	8%	4%
Wholesale	19%	18%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $114 million, or 119%, in the Second Quarter of Fiscal 2021. The increase in net sales in Tommy Bahama included increases in (1) full-price retail sales of $60 million, or 255%, (2) restaurant sales of $17 million, or 203%, including higher sales at existing locations and sales at our additional Tommy Bahama Marlin Bar locations, (3) wholesale sales of $17 million, or 186%, (4) outlet sales of $10 million, or 125%, and (5) e-commerce sales of $9 million, or 20%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter
	Fiscal 2021	Fiscal 2020
Retail	48%	33%
E-commerce	27%	48%
Restaurant	12%	9%
Wholesale	13%	10%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $13 million, or 18%, in the Second Quarter of Fiscal 2021. The increase in net sales in Lilly Pulitzer included increases in (1) retail sales of $23 million, or 230%, (2) wholesale sales of $3 million, or 23%, with higher full-price and lower off-price wholesale sales, and (3) full-price e-commerce sales of $2 million, or 6%. These increases were partially offset by a $15 million decrease in e-commerce flash clearance sales as Lilly Pulitzer did not have an e-commerce flash clearance sale in the Second Quarter of Fiscal 2021 after having an e-commerce flash clearance sale in the Second Quarter of Fiscal 2020. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter
	Fiscal 2021	Fiscal 2020
Retail	38%	14%
E-commerce	46%	71%
Wholesale	16%	15%
Total	100%	100%

Southern Tide:

Southern Tide net sales increased $6 million, or 66%, in the Second Quarter of Fiscal 2021, with increases in each channel of distribution. The increase in net sales in Southern Tide included increases in (1) wholesale sales of $4 million, or 96%, (2) retail sales of $1 million resulting from additional Southern Tide retail stores and (3) e-commerce sales of $1 million, or 15%. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	Second Quarter
	Fiscal 2021	Fiscal 2020
Retail	9%	5%
E-commerce	30%	43%
Wholesale	61%	52%
Total	100%	100%

Lanier Apparel:

Lanier Apparel net sales were comparable with the Second Quarter of Fiscal 2020 as we exit the Lanier Apparel business in Fiscal 2021. We expect to liquidate substantially all of the remaining Lanier Apparel inventory during the Third Quarter of Fiscal 2021.

Corporate and Other:

Corporate and Other net sales increased $4 million, or 68%, in the Second Quarter of Fiscal 2021 including increased sales in each of our smaller brands included in Corporate and Other.

Gross Profit

The tables below present gross profit by operating group and in total for the Second Quarter of Fiscal 2021 and the Second Quarter of Fiscal 2020, as well as the change between those two periods and gross margin by operating group and in total. Gross margin is calculated as gross profit divided by net sales.

	Second Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$133,375	$53,586	$79,789	148.9%
Lilly Pulitzer	61,865	44,053	17,812	40.4%
Southern Tide	8,220	2,975	5,245	176.3%
Lanier Apparel	5,766	1,548	4,218	272.5%
Corporate and Other	400	2,575	(2,175)	NM %
Consolidated gross profit	$209,626	$104,737	$104,889	100.1%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$4,354	$(388)
Lanier Apparel exit charges in cost of goods sold	$(2,600)	$—

	Second Quarter
	Fiscal 2021	Fiscal 2020
Tommy Bahama	63.9%	56.3%
Lilly Pulitzer	70.8%	59.6%
Southern Tide	56.4%	33.8%
Lanier Apparel	67.9%	18.3%
Corporate and Other	NM %	NM %
Consolidated gross margin	63.8%	54.6%

The increase in consolidated gross profit in the Second Quarter of Fiscal 2021 was primarily due to the higher net sales as well as higher gross margin, with gross margin improvement in each operating group. The higher consolidated gross margin was primarily due to (1) more full-price selling and less inventory markdowns, discounts, allowances and promotions in the Second Quarter of Fiscal 2021, (2) improved initial product margins, and (3) a change in sales mix as Lilly Pulitzer e-commerce flash clearance sales and Lanier Apparel sales represented a smaller proportion of net sales. These items that favorably impacted gross margin were partially offset by a $5 million impact of LIFO accounting and increased freight rates associated with shipping our products from our vendors and shipping our products to our stores and e-commerce customers. During the Second Quarter of Fiscal 2021, we reduced inventory markdowns by $4 million, due, in part, to the sale of previously marked down inventory during the quarter and a $3 million reduction to Lanier Apparel inventory markdown reserves, which was offset by a $4 million LIFO accounting charge in Corporate and Other. In the Second Quarter of Fiscal 2020, we recognized $3 million of inventory markdowns and a minimal impact of LIFO accounting.

The consolidated gross margin in the Second Quarter of Fiscal 2021 also exceeded the consolidated gross margin in the Second Quarter of Fiscal 2019 of 59.5%. The improved consolidated gross margin in the Second Quarter of Fiscal 2021 compared to the Second Quarter of Fiscal 2019 was primarily due to (1) more full-price selling and less inventory markdowns, discounts, allowances and promotions in the Second Quarter of Fiscal 2021, (2) improved initial product margins and (3) a change in sales mix as direct to consumer sales represented a larger proportion of net sales in the Second Quarter of Fiscal 2021, while wholesale sales in our brands as well as Lanier Apparel sales represented a smaller proportion of net sales. The lower inventory markdowns in the Second Quarter of Fiscal 2021 included a $3 million reduction to Lanier Apparel inventory markdown reserves during the period. These items that favorably impacted gross margin were partially offset by an unfavorable impact of LIFO accounting, with the Second Quarter of Fiscal 2021 including a $4 million LIFO accounting charge compared to a $1 million LIFO accounting charge in the Second Quarter of Fiscal 2019 and increased freight rates.

Tommy Bahama:

The improved gross margin for Tommy Bahama was primarily due to (1) more full-price selling and less inventory markdowns, discounts and promotions, with the amounts in the prior period having a more significant gross margin impact on the much lower net sales in that period, and (2) improved initial product margin reflecting a combination of increased sales prices and reductions in product costs. These items that favorably impacted gross margin were partially offset by increased freight rates.

Lilly Pulitzer:

The improved gross margin for Lilly Pulitzer was primarily due to (1) more full-price selling and less inventory markdowns, discounts and promotions, (2) improved initial product margin reflecting a combination of increased sales prices and reductions in product costs, and (3) a change in sales mix as full-price direct to consumer sales represented a larger proportion of sales in the Second Quarter of Fiscal 2021 as there were no e-commerce flash clearance sales in the Second Quarter of Fiscal 2021. These items that favorably impacted gross margin were partially offset by increased freight rates.

Southern Tide:

The improved gross margin for Southern Tide was primarily due to (1) more full-price selling and less inventory markdowns, with the higher amounts in the prior period having a more significant gross margin impact on the much lower net sales in that period, and (2) less off-price wholesale sales in the Second Quarter of Fiscal 2021. These items that favorably impacted gross margin were partially offset by increased freight rates.

Lanier Apparel:

The improved gross margin for Lanier Apparel in the Second Quarter of Fiscal 2021 was primarily due to a $3 million reduction in inventory markdowns in the Second Quarter of Fiscal 2021 as we have disposed of and anticipate disposing of the remaining Lanier Apparel inventory at higher gross margins than previously estimated.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the gross profit of TBBC, Duck Head and the Lyons, Georgia distribution center as well as the impact of LIFO accounting adjustments. The primary driver for the lower gross profit was the $5 million net unfavorable impact of LIFO accounting with a $4 million LIFO accounting charge in the Second Quarter of Fiscal 2021 and a $0 million LIFO accounting credit in the Second Quarter of Fiscal 2020. The unfavorable impact of LIFO accounting was partially offset by higher net sales in Corporate and Other. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period was ultimately sold or (2) a credit in Corporate and Other when inventory had been marked down to the estimated net realizable value in an operating group in the current period but had not been sold as of period end.

SG&A

	Second Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
SG&A	$146,367	$115,663	$30,704	26.5%
SG&A (as a % of net sales)	44.5%	60.2%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$68
Amortization of Southern Tide intangible assets	$72	$72
Lanier Apparel exit charges in SG&A	$2,414	$—

The higher SG&A in the Second Quarter of Fiscal 2021 included (1) increased employment costs of $25 million, including increased incentive compensation totaling $7 million and $1 million of Lanier Apparel exit charges consisting of stay bonus and severance amounts, (2) a $5 million increase in variable expenses associated with higher sales, including credit card transaction fees, supplies and other expenses, (3) a $4 million increase in advertising expense, (4) a $2 million increase in occupancy expense, primarily resulting from increased costs for utilities, maintenance and related expenses as direct to consumer locations were open for the full quarter in Fiscal 2021, and (5) $2 million of contract termination charges associated with the Lanier Apparel exit. These increases were partially offset by (1) a $4 million decrease in estimated provisions for credit losses and other charges related to bankruptcies and credit exposure with respect to multiple customers and (2) a $2 million decrease in depreciation expense, as the prior year included certain leasehold improvement and other fixed asset impairment charges.

SG&A for the Second Quarter of Fiscal 2021 increased by $3 million from the $143 million of SG&A in the Second Quarter of Fiscal 2019. The higher SG&A was primarily due to (1) a $6 million increase in incentive compensation, (2) a $3 million increase in advertising expense, with much of that increase related to digital marketing, (3) a $3 million increase in variable expense related to higher sales, including credit card transaction fees, supplies and other expenses, and (4) $2 million of contract termination charges associated with the Lanier Apparel exit. These increases were partially offset by (1) an $8 million decrease in employment costs, excluding incentive compensation, resulting from employee headcount reduction and other initiatives implemented in Fiscal 2020 in response to the COVID-19 pandemic, and (2) a $2 million reduction in occupancy costs primarily related to the operation of fewer retail store locations and the favorable impact of certain concessions with landlords that are amortized over the remaining lease term.

Royalties and other operating income

	Second Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Royalties and other operating income	$4,737	$2,909	$1,828	62.8%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The increased royalties and other income in the Second Quarter of Fiscal 2021 was primarily due to increased royalty income in Tommy Bahama.

Operating income (loss)

	Second Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$47,324	$(12,712)	$60,036	NM	%
Lilly Pulitzer	25,783	16,264	9,519	58.5%
Southern Tide	2,950	(979)	3,929	NM	%
Lanier Apparel	850	(6,134)	6,984	NM	%
Corporate and Other	(8,911)	(4,456)	(4,455)	NM	%
Consolidated Operating Income (Loss)	$67,996	$(8,017)	$76,013	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$4,354	$(388)
Lanier Apparel exit charges in cost of goods sold	$(2,600)	$—
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$68
Amortization of Southern Tide intangible assets	$72	$72
Lanier Apparel exit charges in SG&A	$2,414	$—

The improved operating results in the Second Quarter of Fiscal 2021 were due to the improved operating results in each of our operating groups. These improved results of our operating groups were partially offset by the higher operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Operating income in the Second Quarter of Fiscal 2021 of $68 million was $28 million higher than the $40 million of operating income in the Second Quarter of Fiscal 2019 primarily due to higher gross margin and higher net sales. Operating income increased in each operating group partially offset by a higher operating loss in Corporate and Other.

Tommy Bahama:

	Second Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$208,833	$95,254	$113,579	119.2%
Gross profit	$133,375	$53,586	$79,789	148.9%
Gross margin	63.9%	56.3%
Operating income (loss)	$47,324	$(12,712)	$60,036	NM %
Operating income (loss) as % of net sales	22.7%	(13.3)%

The improved operating results for Tommy Bahama in the Second Quarter of Fiscal 2021 were due to higher sales, improved gross margin and increased royalty income partially offset by increased SG&A. The increased SG&A was primarily due to (1) $16 million of increased employment costs, including $3 million of increased incentive compensation, (2) $4 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies and other expenses, (3) $2 million of higher occupancy costs, primarily resulting from increased costs for utilities, maintenance and related expenses as direct to consumer locations were open for the full quarter in Fiscal 2021, (4) $1 million of increased advertising expense, including higher spend on digital advertising partially offset by lower spend on printed catalog advertising. These increases were partially offset by a $2 million decrease in depreciation expense as the prior year included certain leasehold improvement and other fixed asset impairment charges.

Lilly Pulitzer:

	Second Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$87,333	$73,860	$13,473	18.2%
Gross profit	$61,865	$44,053	$17,812	40.4%
Gross margin	70.8%	59.6%
Operating income	$25,783	$16,264	$9,519	58.5%
Operating income as % of net sales	29.5%	22.0%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$68

The increased operating income for Lilly Pulitzer in the Second Quarter of Fiscal 2021 was primarily due to improved gross margin and higher sales partially offset by increased SG&A. The increased SG&A was primarily due to (1) $4 million of increased employment costs, including $1 million of increased incentive compensation, (2) $3 million of higher advertising expense, and (3) increases in variable and other expense items.

Southern Tide:

	Second Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$14,587	$8,812	$5,775	65.5%
Gross profit	$8,220	$2,975	$5,245	176.3%
Gross margin	56.4%	33.8%
Operating income (loss)	$2,950	$(979)	$3,929	NM %
Operating income (loss) as % of net sales	20.2%	(11.1)%
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$72	$72

The improved operating results for Southern Tide in the Second Quarter of Fiscal 2021 were primarily due to higher sales and higher gross margin, partially offset by higher SG&A. The higher SG&A includes higher SG&A associated with the Southern Tide retail store operations, advertising, incentive compensation and variable expenses.

Lanier Apparel:

	Second Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$8,492	$8,450	$42	0.5%
Gross profit	$5,766	$1,548	$4,218	272.5%
Gross margin	67.9%	18.3%
Operating income (loss)	$850	$(6,134)	$6,984	NM %
Operating income (loss) as % of net sales	10.0%	(72.6)%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$(2,600)	$—
Lanier Apparel exit charges in SG&A	$2,414	$—

In the Third Quarter of Fiscal 2020, we decided to exit our Lanier Apparel business. The exit of the Lanier Apparel business is expected to be completed during the Second Half of Fiscal 2021, with substantially all remaining inventory sold during the Third Quarter of Fiscal 2021. The improved operating results for Lanier Apparel in the Second Quarter of Fiscal 2021 were primarily due to improved gross margin, as discussed above, and lower SG&A. The lower SG&A was primarily due to the Second Quarter of Fiscal 2020 including $3 million of estimated provisions for credit losses and other charges related to bankruptcies and credit exposure with respect to multiple Lanier Apparel customers as well as reductions in substantially all SG&A expense categories during the wind down phase of the business. These reductions in costs were partially offset by $2 million of Lanier Apparel exit charges included in SG&A which primarily consists of $2 million of charges associated with the termination of a Lanier Apparel license agreement and $1 million of employee charges, including severance and employee retention costs. The Lanier Apparel exit charges are discussed in Note 7 in the unaudited condensed consolidated financial statements included in this report.

Corporate and Other:

	Second Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$9,427	$5,612	$3,815	68.0%
Gross profit	$400	$2,575	$(2,175)	NM	%
Operating loss	$(8,911)	$(4,456)	$(4,455)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$4,354	$(388)

The lower operating results for Corporate and Other were primarily due to the $5 million unfavorable impact of LIFO accounting resulting from a $4 million charge in the Second Quarter of Fiscal 2021 and a $0 million credit in the Second Quarter of Fiscal 2020. Additionally, Corporate and Other SG&A increased primarily due to (1) increased incentive compensation expense of $2 million and (2) increased SG&A associated with our smaller businesses included in Corporate and Other. These items were partially offset by increased net sales in each of the businesses included in Corporate and Other.

Interest expense, net

	Second Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Interest expense, net	$211	$676	$(465)	(68.8)%

The decreased interest expense in the Second Quarter of Fiscal 2021 was primarily due to the lack of debt outstanding in the Second Quarter of Fiscal 2021, while in the Second Quarter of Fiscal 2020, we had debt outstanding in order to maintain a certain level of cash on our balance sheet during the earlier stages of the COVID-19 pandemic. The interest expense in the Second Quarter of Fiscal 2021 primarily consists of unused line fees and amortization of deferred financing fees associated with our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”) partially offset by interest income earned on our cash amounts.

Income tax provision (benefit)

	Second Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Income tax provision (benefit)	$16,325	$(2,606)	$18,931	NM	%
Effective tax rate	24.1%	30.0%

The income tax expense in the Second Quarter of Fiscal 2021 included the benefit of the impact of restricted stock awards vesting at a price higher than the grant date value and the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions.

The income tax benefit in the Second Quarter of Fiscal 2020 included the benefit of the operating losses that will be realized at a rate of 35% pursuant to the CARES Act provision allowing the carryback of the Fiscal 2020 loss amounts to pre-U.S. Tax Reform years, offset by the impact of changes in estimated book to tax timing differences and certain discrete non-deductible items.

Net earnings

	Second Quarter
	Fiscal 2021	Fiscal 2020
Net sales	$328,672	$191,988
Operating income (loss)	$67,996	$(8,017)
Net earnings (loss)	$51,460	$(6,087)
Net earnings (loss) per diluted share	$3.05	$(0.37)
Weighted average shares outstanding -- diluted	16,859	16,547

The improved earnings per share in the Second Quarter of Fiscal 2021 are primarily a result of improved operating results in each of our operating groups as our operations continued to recover from the unfavorable impact the COVID-19 pandemic had on Fiscal 2020. These favorable items were partially offset by a larger operating loss in Corporate and Other.

The earnings per share of $3.05 for the Second Quarter of Fiscal 2021 is higher than the earnings per share of $1.76 in the Second Quarter of Fiscal 2019. The higher earnings per share compared to the Second Quarter of Fiscal 2019 are primarily a result of increased operating income in each of our Tommy Bahama, Lilly Pulitzer and Southern Tide operating groups partially offset by a higher operating loss in Corporate and Other. The increased operating income for Tommy Bahama, Lilly Pulitzer and Southern Tide were primarily a result of improved gross margin and increased sales in each operating group, while the higher operating loss in Corporate and Other was primarily due to the unfavorable impact of LIFO accounting.

FIRST HALF OF FISCAL 2021 COMPARED TO FIRST HALF OF FISCAL 2020

The discussion and tables below compare our statements of operations for the First Half of Fiscal 2021 to the First Half of Fiscal 2020, except as otherwise noted. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year:

	First Half
	Fiscal 2021		Fiscal 2020		$ Change	% Change
Net sales	$594,434	100.0%	$352,331	100.0%	$242,103	68.7%
Cost of goods sold	218,223	36.7%	153,520	43.6%	64,703	42.1%
Gross profit	$376,211	63.3%	$198,811	56.4%	$177,400	89.2%
SG&A	283,492	47.7%	238,664	67.7%	44,828	18.8%
Impairment of goodwill and intangible assets	—	—%	60,452	17.2%	(60,452)	(100.0)%
Royalties and other operating income	10,170	1.7%	6,799	1.9%	3,371	49.6%
Operating income (loss)	$102,889	17.3%	$(93,506)	(26.5)%	$196,395	NM %
Interest expense, net	463	0.1%	1,334	0.4%	(871)	(65.3)%
Earnings (loss) before income taxes	$102,426	17.2%	$(94,840)	(26.9)%	$197,266	NM %
Income tax provision (benefit)	22,498	3.8%	(21,969)	(6.2)%	44,467	NM %
Net earnings (loss)	$79,928	13.4%	$(72,871)	(20.7)%	$152,799	NM %

Net Sales

	First Half
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$365,531	$182,238	$183,293	100.6%
Lilly Pulitzer	160,909	123,009	37,900	30.8%
Southern Tide	30,053	17,113	12,940	75.6%
Lanier Apparel	20,511	19,175	1,336	7.0%
Corporate and Other	17,430	10,796	6,634	61.4%
Consolidated net sales	$594,434	$352,331	$242,103	68.7%

Consolidated net sales increased $242 million, or 69%, in the First Half of Fiscal 2021, including increases in each channel of distribution and each operating group, as our operations continue to recover from the impact of the COVID-19 pandemic which resulted in temporary store closures and reduced traffic in Fiscal 2020, and consumers become increasingly more comfortable returning to physical shopping. The increase in net sales included increases in (1) full-price retail sales of $124 million, or 168%, (2) wholesale sales of $53 million, or 63%, (3) full-price e-commerce sales of $33 million, or 23%, (4) restaurant sales of $31 million, or 152%, and (5) outlet sales of $16 million, or 118%. These increases were partially offset by a $15 million decrease in e-commerce flash clearance sales as Lilly Pulitzer did not have an e-commerce flash clearance sale in the First Half of Fiscal 2021 after having an e-commerce flash clearance sale in the First Half of Fiscal 2020. The changes in net sales by operating group are discussed below.

While we had substantial net sales growth in the First Half of Fiscal 2021 compared to the First Half of Fiscal 2020, net sales were $10 million, or 2%, higher than the $584 million of net sales in the First Half of Fiscal 2019. The higher net sales compared to the First Half of Fiscal 2019 include increases in Tommy Bahama, Lilly Pulitzer, Southern Tide and Corporate and Other partially offset by lower sales in Lanier Apparel. The higher net sales included increases in (1) full-price e-commerce sales of $61 million, or 51%, with increases in each of our brands, and (2) restaurant sales of $7 million, or 16%, resulting from the sales at additional Tommy Bahama Marlin Bars and increased sales in existing Tommy Bahama food and beverage locations that have reopened. These increases were partially offset by decreases in (1) Lanier Apparel sales of $26 million, or 56%, (2) sales of our non-Lanier Apparel wholesale businesses of $17 million, or 13%, with reductions in Tommy Bahama, Lilly Pulitzer and Southern Tide, partially offset by increases in our smaller brands, (3) full-price retail sales of $13 million, or 6%, with reductions in both Tommy Bahama and Lilly Pulitzer resulting from lower sales in existing locations as well as fewer locations, partially offset by an increase in Southern Tide, and (4) outlet sales of $1 million, or 4%.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Half
	Fiscal 2021	Fiscal 2020
Retail	38%	25%
E-commerce	30%	45%
Restaurant	9%	6%
Wholesale	23%	24%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $183 million, or 101%, in the First Half of Fiscal 2021. The increase in net sales in Tommy Bahama included increases in (1) full-price retail sales of $85 million, or 165%, (2) wholesale sales of $31 million, or 116%, with increases in both full-price and off-price sales, (3) restaurant sales of $31 million, or 152%, including higher sales at existing locations and sales at our additional Tommy Bahama Marlin Bar locations, partially offset by lower sales at the Tommy Bahama New York restaurant which has not yet reopened, (4) e-commerce sales of

$20 million, or 29%, and (5) outlet store sales of $16 million, or 118%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half
	Fiscal 2021	Fiscal 2020
Retail	45%	35%
E-commerce	25%	39%
Restaurant	14%	11%
Wholesale	16%	15%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $38 million, or 31%, in the First Half of Fiscal 2021. The increase in net sales in Lilly Pulitzer included increases in (1) retail sales of $37 million, or 169%, (2) full-price e-commerce sales of $9 million, or 14%, and (3) wholesale sales of $7 million, or 27%, with increases in both full-price and off-price wholesale sales. These increases were partially offset by a $15 million decrease in e-commerce flash clearance sales as Lilly Pulitzer did not have an e-commerce flash clearance sale in the First Half of Fiscal 2021 after having an e-commerce flash clearance sale in the First Half of Fiscal 2020. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half
	Fiscal 2021	Fiscal 2020
Retail	37%	18%
E-commerce	44%	62%
Wholesale	19%	20%
Total	100%	100%

Southern Tide:

Southern Tide net sales increased $13 million, or 76%, in the First Half of Fiscal 2021. The increase in net sales in Southern Tide included increases in (1) wholesale sales of $10 million, or 87%, (2) e-commerce sales of $2 million, or 32%, and (3) retail sales of $2 million, primarily due to the sales at additional Southern Tide retail stores. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Half
	Fiscal 2021	Fiscal 2020
Retail	6%	3%
E-commerce	25%	32%
Wholesale	69%	65%
Total	100%	100%

Lanier Apparel:

Lanier Apparel net sales increased $1 million, or 7%, in the First Half of Fiscal 2021 as we exit the Lanier Apparel business in Fiscal 2021. We expect to liquidate substantially all of the remaining Lanier Apparel inventory during the Third Quarter of Fiscal 2021.

Corporate and Other:

Corporate and Other net sales increased $7 million, or 61%, in the First Half of Fiscal 2021 including increased sales in each of our smaller brands included in Corporate and Other.

Gross Profit

The tables below present gross profit by operating group and in total for the First Half of Fiscal 2021 and the First Half of Fiscal 2020, as well as the change between those two periods and gross margin by operating group and in total. Gross margin is calculated as gross profit divided by net sales.

	First Half
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$234,908	$105,267	$129,641	123.2%
Lilly Pulitzer	113,050	75,752	37,298	49.2%
Southern Tide	16,458	4,514	11,944	264.6%
Lanier Apparel	10,060	4,395	5,665	128.9%
Corporate and Other	1,735	8,883	(7,148)	NM %
Consolidated gross profit	$376,211	$198,811	$177,400	89.2%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$7,419	$(3,642)
Lanier Apparel exit charges in cost of goods sold	$(2,142)	$—

	First Half
	Fiscal 2021	Fiscal 2020
Tommy Bahama	64.3%	57.8%
Lilly Pulitzer	70.3%	61.6%
Southern Tide	54.8%	26.4%
Lanier Apparel	49.0%	22.9%
Corporate and Other	NM %	NM %
Consolidated gross margin	63.3%	56.4%

The increase in consolidated gross profit in the First Half of Fiscal 2021 was primarily due to the higher net sales as well as higher gross margin, with gross margin improvement in each operating group. The higher consolidated gross margin was primarily due to (1) more full-price selling and less inventory markdowns, discounts, allowances and promotions in the First Half of Fiscal 2021, (2) improved initial product margins and (3) a change in sales mix as Lilly Pulitzer e-commerce flash clearance sales and Lanier Apparel sales represented a smaller proportion of net sales. These items that favorably impacted gross margin were partially offset by an $11 million unfavorable impact of LIFO accounting and increased freight rates associated with shipping our products from our vendors and shipping our products to our stores and e-commerce customers. During the First Half of Fiscal 2021, we reduced inventory markdowns by $6 million, due, in part, to the sale of previously marked down inventory and a $3 million reduction to Lanier Apparel inventory markdown reserves, which was offset by a $7 million LIFO accounting charge in Corporate and Other. In the First Half of Fiscal 2020, we recognized $7 million of inventory markdowns and a $4 million LIFO accounting credit.

The consolidated gross margin in the First Half of Fiscal 2021 also exceeded the consolidated gross margin in the First Half of Fiscal 2019 of 59.2%. The improved consolidated gross margin in the First Half of Fiscal 2021 compared to the First Half of Fiscal 2019 was primarily due to (1) more full-price selling and less inventory markdowns, discounts, allowances and promotions in the First Half of Fiscal 2021, (2) improved initial product margins and (3) a change in sales mix as direct to consumer sales represented a larger proportion of net sales in the First Half of Fiscal 2021, while wholesale sales in our brands and Lanier Apparel represented a smaller proportion of net sales. These items that favorably impacted gross margin were partially offset by an unfavorable impact of LIFO accounting, with the First Half of Fiscal 2021 including a $7 million LIFO accounting charge compared to a $1 million LIFO accounting charge in the First Half of Fiscal 2019 and increased freight rates.

Tommy Bahama:

The improved gross margin for Tommy Bahama was primarily due to (1) more full-price selling and less inventory markdowns, discounts and promotions, with the amounts in the prior period having a more significant gross margin impact on the much lower net sales in that period, and (2) improved initial product margin reflecting a combination of increased sales prices and reductions in product costs. These items that favorably impacted gross margin were partially offset by increased freight rates.

Lilly Pulitzer:

The improved gross margin for Lilly Pulitzer was primarily due to (1) more full-price selling and less inventory markdowns, discounts and promotions, (2) improved initial product margin reflecting a combination of increased sales prices and reductions in product costs, and (3) a change in sales mix as full-price direct to consumer sales represented a larger proportion of sales in the First Half of Fiscal 2021 as there were no e-commerce flash clearance sales in the First Half of Fiscal 2021. These items that favorably impacted gross margin were partially offset by increased freight rates.

Southern Tide:

The improved gross margin for Southern Tide was primarily due to (1) more full-price selling and less inventory markdowns, with the higher amounts in the prior period having a more significant gross margin impact on the much lower net sales in that period, and (2) less off-price wholesale sales in the First Half of Fiscal 2021. These items that favorably impacted gross margin were partially offset by increased freight rates.

Lanier Apparel:

The improved gross margin for Lanier Apparel in the First Half of Fiscal 2021 was primarily due to a $3 million reduction in inventory markdowns in the First Half of Fiscal 2021 as we have disposed of and anticipate disposing of the remaining Lanier Apparel inventory at higher gross margins than previously estimated.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the gross profit of TBBC, Duck Head and the Lyons, Georgia distribution center as well as the impact of LIFO accounting adjustments. The primary driver for the lower gross profit was the $11 million net unfavorable impact of LIFO accounting with a $7 million LIFO accounting charge in the First Half of Fiscal 2021 and a $4 million LIFO accounting credit in the First Half of Fiscal 2020. The unfavorable impact of LIFO accounting was partially offset by higher net sales. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period was ultimately sold or (2) a credit in Corporate and Other when inventory had been marked down to the estimated net realizable value in an operating group in the current period but had not been sold as of period end.

SG&A

	First Half
	Fiscal 2021	Fiscal 2020	$ Change	% Change
SG&A	$283,492	$238,664	$44,828	18.8%
SG&A (as a % of net sales)	47.7%	67.7%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$136
Amortization of Southern Tide intangible assets	$144	$144
Lanier Apparel exit charges in SG&A	$3,229	$—

The higher SG&A in the First Half of Fiscal 2021 was primarily due to the impact of the COVID-19 pandemic on our operations in the First Half of Fiscal 2020. The higher SG&A included (1) increased employment costs of $36 million, including increased incentive compensation totaling $16 million and $2 million of Lanier Apparel exit charges primarily consisting of stay bonus and severance amounts, (2) a $9 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, and other expenses, (3) a $4 million increase in advertising expense, (4) a $3 million increase in occupancy expense, primarily resulting from increased costs for utilities, maintenance and related expenses as direct to consumer locations were open for the full period in Fiscal 2021 and (5) $2 million of contract termination charges associated with the Lanier Apparel exit. These increases were partially offset by (1) a $6 million decrease in estimated provisions for credit losses and other charges related to bankruptcies and credit exposure with respect to multiple customers, and (2) a $3 million decrease in depreciation expense, as the prior year included certain leasehold improvement and other fixed asset impairment charges.

SG&A for the First Half of Fiscal 2021 was comparable to the $283 million of SG&A in the First Half of Fiscal 2019. The comparable SG&A includes (1) a $10 million decrease in employment cost, excluding incentive compensation, resulting from employee headcount reduction and other initiatives implemented in Fiscal 2020 in response to the COVID-19 pandemic, (2) a $4 million reduction in occupancy expenses due to fewer stores and the favorable impact of certain concessions with landlords that are amortized over the remaining lease term, and (3) a $3 million reduction in travel expense. These decreases were partially offset by (1) a $12 million increase in incentive compensation, (2) a $4 million increase in variable expenses, including credit card transaction fees, supplies and other expenses, (3) a $2 million increase in advertising expense, and (4) $2 million of contract termination charges associated with the Lanier Apparel exit.

Impairment of goodwill and intangible assets

There were no impairment charges for goodwill or intangible assets in the First Half of Fiscal 2021. However, in the First Half of Fiscal 2020, impairment charges for goodwill and intangible assets totaling $60 million were recognized in Southern Tide. In addition, in the First Half of Fiscal 2020, a small impairment charge was recognized in Lanier Apparel related to a trademark acquired in a prior year that was not deemed recoverable. Refer to Note 4 in the notes to the consolidated financial statements in our Fiscal 2020 Form 10-K for additional information about the impairment charges.

Royalties and other operating income

	First Half
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Royalties and other operating income	$10,170	$6,799	$3,371	49.6%

Royalties and other operating income primarily reflects income received from third parties from the licensing of our brands. The increased royalties and other income in the First Half of Fiscal 2021 was primarily due to increased royalty income in Tommy Bahama partially offset by decreased royalty income in Lilly Pulitzer.

Operating income (loss)

	First Half
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$67,984	$(36,074)	$104,058	NM	%
Lilly Pulitzer	45,728	20,410	25,318	124.0%
Southern Tide	6,203	(64,345)	70,548	NM	%
Lanier Apparel	1,705	(8,771)	10,476	NM	%
Corporate and Other	(18,731)	(4,726)	(14,005)	NM	%
Consolidated Operating Income (Loss)	$102,889	$(93,506)	$196,395	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$7,419	$(3,642)
Lanier Apparel exit charges in cost of goods sold	$(2,142)	$—
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$136
Amortization of Southern Tide intangible assets	$144	$144
Southern Tide goodwill and intangible asset impairment charge	$—	$60,245
Lanier Apparel intangible asset impairment charge	$—	$207
Lanier Apparel exit charges in SG&A	$3,229	$—

The improved operating results in the First Half of Fiscal 2021 were due to (1) the improved operating results in each of our operating groups and (2) no impairment charges related to goodwill and intangible assets in the First Half of Fiscal 2021 after recognizing $60 million of impairment charges related to goodwill and intangible assets in the First Half of Fiscal 2020. These items were partially offset by a higher operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Operating income in the First Half of Fiscal 2021 of $196 million exceeded the $70 million of operating income in the First Half of Fiscal 2019 primarily due to higher gross margin, net sales and royalty income. Operating income in Tommy Bahama, Lilly Pulitzer and Southern Tide each increased from the First Half of Fiscal 2019, which was partially offset by a higher operating loss in Corporate and Other.

Tommy Bahama:

	First Half
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$365,531	$182,238	$183,293	100.6%
Gross profit	$234,908	$105,267	$129,641	123.2%
Gross margin	64.3%	57.8%
Operating income (loss)	$67,984	$(36,074)	$104,058	NM %
Operating income (loss) as % of net sales	18.6%	(19.8)%

The improved operating results for Tommy Bahama in the First Half of Fiscal 2021 were due to higher sales, improved gross margin and increased royalty income partially offset by increased SG&A. The increased SG&A was primarily due to (1) $22 million of increased employment costs, including $7 million of increased incentive compensation, (2) $6 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies, and other expenses, and (3) $2 million of higher occupancy costs, primarily resulting from increased costs for utilities, maintenance and related expenses as direct to consumer locations were open for the full period in Fiscal 2021. These increases were partially offset by a $2 million decrease in depreciation expense as the prior year included certain leasehold improvement and other fixed asset impairment charges.

Lilly Pulitzer:

	First Half
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$160,909	$123,009	$37,900	30.8%
Gross profit	$113,050	$75,752	$37,298	49.2%
Gross margin	70.3%	61.6%
Operating income	$45,728	$20,410	$25,318	124.0%
Operating income as % of net sales	28.4%	16.6%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$136

The increased operating income for Lilly Pulitzer in the First Half of Fiscal 2021 was primarily due to higher sales and improved gross margin partially offset by increased SG&A. The increased SG&A was primarily due to (1) $6 million of increased employment costs, including $3 million of increased incentive compensation, (2) $4 million of higher advertising expense, and (3) $2 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies and other expenses.

Southern Tide:

	First Half
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$30,053	$17,113	$12,940	75.6%
Gross profit	$16,458	$4,514	$11,944	264.6%
Gross margin	54.8%	26.4%
Operating income (loss)	$6,203	$(64,345)	$70,548	NM %
Operating income (loss) as % of net sales	20.6%	(376.0)%
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$144	$144
Southern Tide goodwill and intangible asset impairment charge	$—	$60,245

The improved operating results for Southern Tide in the First Half of Fiscal 2021 were primarily due to no impairment charges related to goodwill and intangible assets in the First Half of Fiscal 2021 compared to $60 million of impairment charges in the First Half of Fiscal 2020. Additionally, the operating results of Southern Tide improved due to higher sales and higher gross margin, partially offset by higher SG&A. The higher SG&A includes higher SG&A associated with the Southern Tide retail store operations, incentive compensation amounts, advertising expense and variable expenses partially offset by a decrease in provisions for credit losses.

Lanier Apparel:

	First Half
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$20,511	$19,175	$1,336	7.0%
Gross profit	$10,060	$4,395	$5,665	128.9%
Gross margin	49.0%	22.9%
Operating income (loss)	$1,705	$(8,771)	$10,476	NM %
Operating income (loss) as % of net sales	8.3%	(45.7)%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$(2,142)	$—
Lanier Apparel intangible asset impairment charge	$—	$207
Lanier Apparel exit charges in SG&A	$3,229	$—

In the Third Quarter of Fiscal 2020, we decided to exit our Lanier Apparel business. The exit of the Lanier Apparel business is expected to be completed during the Second Half of Fiscal 2021. The improved operating results for Lanier Apparel in the First Half of Fiscal 2021 were primarily due to higher gross margin and lower SG&A. The lower SG&A was primarily due to the First Half of Fiscal 2020 including $3 million of estimated provisions for credit losses and other charges related to bankruptcies and credit exposure with respect to multiple Lanier Apparel customers as well as reductions in substantially all SG&A expense categories during the wind down phase of the business. These reductions in costs were partially offset by $3 million of Lanier Apparel exit charges included in SG&A which primarily consists of $2 million of charges associated with the termination of a Lanier Apparel license agreement and $2 million of employee charges, including severance and employee retention costs. The Lanier Apparel exit charges are discussed in Note 7 in the unaudited condensed consolidated financial statements included in this report.

Corporate and Other:

	First Half
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$17,430	$10,796	$6,634	61.4%
Gross profit	$1,735	$8,883	$(7,148)	NM	%
Operating loss	$(18,731)	$(4,726)	$(14,005)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$7,419	$(3,642)

The lower operating results for Corporate and Other were primarily due to the $11 million unfavorable impact of LIFO accounting resulting from a $7 million charge in the First Half of Fiscal 2021 and a $4 million credit in the First Half of Fiscal 2020. Additionally, Corporate and Other SG&A increased primarily due to (1) increased incentive compensation expense of $5 million and (2) increased SG&A associated with our smaller businesses included in Corporate and Other. These items were partially offset by increased net sales in each of the businesses included in Corporate and Other.

Interest expense, net

	First Half
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Interest expense, net	$463	$1,334	$(871)	(65.3)%

The decreased interest expense in the First Half of Fiscal 2021 was primarily due to the lack of debt outstanding in the First Half of Fiscal 2021, while in the First Half of Fiscal 2020, we had debt outstanding in order to maintain a certain level of cash on our balance sheet during the earlier stages of the COVID-19 pandemic. The interest expense in the First Half of Fiscal 2021 primarily consists of unused line fees and amortization of deferred financing fees associated with our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”) partially offset by interest income earned on our cash.

Income tax provision (benefit)

	First Half
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Income tax provision (benefit)	$22,498	$(21,969)	$44,467	NM	%
Effective tax rate	22.0%	23.2%

The income tax expense in the First Half of Fiscal 2021 included the benefit of a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts during the period as well as other favorable items including the recognition of certain tax credit amounts, the impact of restricted stock awards vesting at a price higher than the grant date value, and the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes. The net impact of these items results in a lower effective tax rate than the more typical 25% to 26% annual effective tax rate of Fiscal 2018 and Fiscal 2019, respectively.

The income tax benefit in the First Half of Fiscal 2020 included the benefit of the operating losses that will be realized at a rate of 35% pursuant to the CARES Act provision allowing the carryback of the Fiscal 2020 loss amounts to pre-U.S. Tax Reform years, offset by (1) the non-deductibility of certain impairment charges which resulted in an estimated effective tax rate of 17% on the impairment charges, and (2) the impact of restricted stock awards vesting at a price lower than the grant date value.

Income tax expense is also discussed in Note 5 in the unaudited condensed consolidated financial statements included in this report.

Net earnings

	First Half
	Fiscal 2021	Fiscal 2020
Net sales	$594,434	$352,331
Operating income (loss)	$102,889	$(93,506)
Net earnings (loss)	$79,928	$(72,871)
Net earnings (loss) per diluted share	$4.75	$(4.40)
Weighted average shares outstanding -- diluted	16,825	16,580

The improved earnings per share in the First Half of Fiscal 2021 are primarily a result of (1) improved operating results in each of our operating groups as our operations continue to recover from the unfavorable impact the COVID-19 pandemic had on Fiscal 2020 and (2) the absence of impairment charges related to goodwill and intangible assets in the First Half of Fiscal 2021 after recognizing $60 million of impairment charges related to goodwill and intangible assets in the First Half of Fiscal 2020. These favorable items were partially offset by a larger operating loss in Corporate and Other.

The earnings per share of $4.75 for the First Half of Fiscal 2021 is higher than the earnings per share of $3.05 in the First Half of Fiscal 2019. The higher earnings per share compared to the First Half of Fiscal 2019 are primarily a result of increased operating income in each of our Tommy Bahama, Lilly Pulitzer and Southern Tide operating groups partially offset by a higher operating loss in Corporate and Other. The increased operating income for Tommy Bahama, Lilly Pulitzer and Southern Tide were primarily a result of improved gross margin and increased sales in each operating group.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands and our other brands. We distribute our products to our customers via direct to consumer and wholesale channels of distribution. Our primary uses of cash flow include the purchase of branded apparel products from third party contract manufacturers outside of the United States, as well as operating expenses, including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, distribution costs, other general and administrative expenses and the periodic payment of interest, if any, and other payments related to our financing arrangements. Additionally, we use cash for the funding of capital expenditures and other investing activities, dividends and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory, extend credit to our wholesale customers and pay our operating expenses. Thus, we require a certain amount of working capital to operate our business.

We believe our future cash flow from operating activities, our $180 million of cash and cash equivalents as July 31, 2021, and, if necessary, borrowings under our U.S. Revolving Credit Agreement will provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives in both the near term and long term. We may fund future cash requirements through various methods, including cash on hand, cash flow from operations, borrowings under our current or additional credit facilities, and sales of debt or equity securities.

Key Liquidity Measures

	July 31,	January 30,	August 1,	February 1,
($ in thousands)	2021	2021	2020	2020
Total current assets	$349,046	$258,316	$298,417	$288,826
Total current liabilities	$220,184	$196,252	$173,701	$177,779
Working capital	$128,862	$62,064	$124,716	$111,047
Working capital ratio	1.59	1.32	1.72	1.62

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of July 31, 2021, increased from August 1, 2020 due to increased cash and receivables partially offset by lower inventories. Current liabilities as of July 31, 2021 increased from August 1, 2020 primarily due to higher accrued expenses and other liabilities, accrued compensation and accounts payable partially offset by a decrease in current portion of operating lease liabilities.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of July 31, 2021 as compared to August 1, 2020.

Current Assets:

	July 31,	January 30,	August 1,	February 1,
	2021	2021	2020	2020
Cash and cash equivalents	$180,389	$66,013	$97,089	$52,460
Receivables, net	48,522	30,418	28,133	57,862
Inventories, net	77,330	123,543	148,578	152,229
Income tax receivable	18,085	17,975	787	862
Prepaid expenses and other current assets	24,720	20,367	23,830	25,413
Total current assets	$349,046	$258,316	$298,417	$288,826

Cash and cash equivalents were $180 million as of July 31, 2021 compared to $97 million as of August 1, 2020. Due to the uncertainty associated with the COVID-19 pandemic, we borrowed a certain amount of cash during Fiscal 2020, including $65 million outstanding as of August 1, 2020, as a precautionary measure. Subsequent to August 1, 2020, we repaid all of our outstanding debt with cash on hand and cash flow generated from operating activities. Any cash that is not used to repay amounts outstanding under our U.S. Revolving Credit Agreement is generally invested in money market investment accounts.

The increase in receivables, net as of July 31, 2021 was primarily due to (1) higher trade receivables resulting from higher wholesale sales during the quarter, (2) a reduction in accounts receivable allowances, (3) increased credit card receivables and (4) increased other receivables, including short-term loans. Inventories, net, which is net of a $62 million LIFO reserve in Fiscal 2021 and a $63 million LIFO reserve in Fiscal 2020, decreased as of July 31, 2021 due to significantly lower inventories in each operating group. Tommy Bahama, Lilly Pulitzer and Southern Tide each reduced inventory purchases subsequent to the onset of the COVID-19 pandemic, cancelled inventory purchase orders, and liquidated excess prior season inventory while achieving net sales in the First Half of Fiscal 2021 in excess of our sales expectations. The decrease in inventory in Lanier Apparel is due to ceasing substantially all manufacturing and sourcing of inventory purchases during the COVID-19 pandemic and selling on hand inventory as we exit the business during Fiscal 2021. Income tax receivable increased as of July 31, 2021 due to the expected income tax refund attributable to the Fiscal 2020 operating losses, which we expect to carry back to offset prior year taxable income. At August 1, 2020, we had recognized a non-current income tax receivable of $12 million included in other assets below.

Non-current Assets:

	July 31,	January 30,	August 1,	February 1,
	2021	2021	2020	2020
Property and equipment, net	$157,380	$159,732	$180,284	$191,517
Intangible assets, net	155,747	156,187	156,739	175,005
Goodwill	23,897	23,910	23,866	66,578
Operating lease assets	212,217	233,775	254,230	287,181
Other assets, net	33,462	33,714	39,013	24,262
Total non-current assets	$582,703	$607,318	$654,132	$744,543

Property and equipment, net as of July 31, 2021 decreased primarily due to depreciation expense and impairment charges for certain property and equipment during the 12 months ended July 31, 2021, exceeding capital expenditures during the same period. Operating lease assets as of July 31, 2021 decreased primarily due to the recognition of amortization related to existing operating leases, the termination or reduced term of certain operating leases and the impairment of certain operating lease assets which exceeded the increased operating lease assets associated with any new or extended operating lease agreements. The decrease in other assets, net was primarily due to a $12 million reduction in non-current income tax receivable related to Fiscal 2020 net operating losses, which are included in current income tax receivable as of July 31, 2021. This decrease in other assets was partially offset by an increase in investments in unconsolidated entities due to the acquisition of certain minority ownership interests and an increase in assets set aside for potential deferred compensation obligations.

Liabilities:

	July 31,	January 30,	August 1,	February 1,
	2021	2021	2020	2020
Total current liabilities	$220,184	$196,252	$173,701	$177,779
Long-term debt	—	—	65,000	—
Non-current portion of operating lease liabilities	215,434	239,963	255,935	291,886
Other non-current liabilities	21,389	23,691	18,471	18,566
Deferred income taxes	1,043	—	7,892	16,540
Total liabilities	$458,050	$459,906	$520,999	$504,771

Current liabilities increased as of July 31, 2021 primarily due to increases in accrued expenses and other liabilities, accrued compensation and accounts payable partially offset by a reduction in the current portion of operating lease liabilities. The increase in accrued expenses and other liabilities was primarily due to increases in (1) income tax payable of $12 million, (2) expected direct to consumer inventory returns, (3) gift card liabilities, (4) sales tax payable, and (5) other payables. The increase in accrued compensation was primarily due to a $16 million increase in accrued incentive compensation amounts after the annual bonus program was suspended in Fiscal 2020 and other increases in amounts payable to employees. The increase in accounts payable was primarily due to the timing of payment of certain operating expenses, inventory purchases and other payable items. The lower current portion of operating lease liabilities was primarily due to the balance as of August 1, 2020 including certain rent amounts for 2020, as the rent amounts had not been paid as of August 1, 2020, but some of those amounts have been paid or otherwise resolved as of July 31, 2021. The decrease in long-term debt since August 1, 2020 was primarily due to payment of all outstanding debt amounts using cash on hand and cash flow from operations. As of August 1, 2020, we had borrowed debt to maintain certain amounts of cash on our balance sheet during the COVID-19 pandemic.

Non-current portion of operating lease liabilities as of July 31, 2021 decreased primarily due to the payment of operating lease liabilities, classification of certain unpaid amounts as current portion of operating lease liabilities while negotiating with landlords regarding the operating lease liabilities and reductions in liabilities related to the termination or reduced term of certain operating leases, which exceeded operating lease liabilities associated with any new or extended operating lease agreements. Other non-current liabilities as of July 31, 2021 increased primarily due an increase in deferred compensation liabilities and uncertain tax positions. Deferred income taxes decreased as of July 31, 2021 primarily due to timing differences associated with inventories, other current liability amounts, accrued compensation amounts, operating lease payable amounts and changes in return reserves partially offset by timing differences associated with amortization of intangible assets and depreciation.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Half of Fiscal 2021 and the First Half of Fiscal 2020 (in thousands):

	First Half
	Fiscal 2021	Fiscal 2020
Cash provided by operating activities	$148,985	$24,324
Cash used in investing activities	(18,223)	(16,722)
Cash (used in) provided by financing activities	(16,422)	36,955
Net change in cash and cash equivalents	$114,340	$44,557

Cash and cash equivalents on hand were $180 million and $97 million at July 31, 2021 and August 1, 2020, respectively. Changes in cash flows in the First Half of Fiscal 2021 and the First Half of Fiscal 2020 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Half of Fiscal 2021 and the First Half of Fiscal 2020, operating activities provided $149 million and $24 million of cash, respectively. The cash flow from operating activities for each period was primarily the result of net earnings (loss) for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, impairment and equity-based compensation, as well as the net impact of changes in deferred taxes and operating assets and liabilities. In the First Half of Fiscal 2021 and First Half of Fiscal 2020, changes in operating assets and liabilities had a significant net impact on cash flow from operations.

In the First Half of Fiscal 2021, the more significant changes in operating assets and liabilities were a decrease in inventories and an increase in current liabilities, which increased cash flow from operations, partially offset by an increase in receivables, which decreased cash flow from operations. In the First Half of Fiscal 2020, the more significant changes in operating assets and liabilities were a decrease in receivables, which increased cash flow from operations, partially offset by other balance sheet changes, which primarily related to the recognition of a $12 million non-current income tax receivable associated with our Fiscal 2020 net operating losses expected to be applied against prior year income tax returns, which decreased cash flow from operations.

Investing Activities:

In the First Half of Fiscal 2021 and the First Half of Fiscal 2020, investing activities used $18 million and $17 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $16 million and $14 million in the First Half of Fiscal 2021 and the First Half of Fiscal 2020, respectively, as well as any acquisitions of new businesses and investments in unconsolidated entities or loans to other parties. Our ongoing capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling direct to consumer locations; and facilities enhancements for distribution centers and offices. In addition to our capital expenditures in the First Half of Fiscal 2021 and the First Half of Fiscal 2020, we also used certain amounts of cash, which are included in other investing activities, for investments in unconsolidated entities, including minority ownership interests or loans.

Financing Activities:

In the First Half of Fiscal 2021 and the First Half of Fiscal 2020, financing activities used $16 million and provided $37 million of cash, respectively. During the First Half of Fiscal 2021, we used cash flow from operations to pay $13 million of dividends, repurchase $3 million of shares of equity awards for employee tax withholding liabilities resulting from the vesting of equity awards during the period and pay less than $1 million of contingent consideration, which is included in other financing activities. In the First Half of Fiscal 2020, we increased debt in order to maintain certain cash amounts on our balance sheet during the COVID-19 pandemic and to fund our cash flows used for share repurchases, capital expenditures and dividends. During the First Half of Fiscal 2020, we repurchased $18 million of shares of our common stock pursuant to an open market stock repurchase program, which was suspended on March 17, 2020, paid $8 million in dividends, repurchased shares of equity awards for employee tax withholding liabilities of $2 million resulting from the vesting of equity awards during the period and paid less than $1 million of contingent consideration, which is included in other financing activities.

We may borrow or pay down debt depending on whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities.

Liquidity and Capital Resources

We believe our future cash flow from operating activities, our $180 million of cash and cash equivalents as July 31, 2021, and, if necessary, borrowings under our U.S. Revolving Credit Agreement will provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives in both the near term and long term.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued and, as of July 31, 2021, totaled $3 million. As of July 31, 2021, we had no borrowings outstanding and $322 million of unused availability under our U.S. Revolving Credit Agreement including $112 million of our $180 million of cash and cash equivalents as eligible assets.

Our cash and debt levels in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, the ultimate impact of the COVID-19 pandemic and other factors. The amounts involved may be material.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the Second Quarter of Fiscal 2021 and as of July 31, 2021, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of July 31, 2021, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

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

Our contractual obligations as of July 31, 2021 have not changed materially from the contractual obligations outstanding at January 30, 2021, as disclosed in our Fiscal 2020 Form 10-K.

Our anticipated capital expenditures for Fiscal 2021, including the $16 million incurred in the First Half of Fiscal 2021, are expected to be approximately $40 million. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in Fiscal 2021 and prior years depending on the information technology initiatives, direct to consumer location openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2020 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the First Half of Fiscal 2021. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2020 Form 10-K.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. Typically, the demand for products for our larger brands and principal markets is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter, with the third quarter historically having the lowest net sales compared to our other quarters and incurring an operating loss in many years. Further, the impact of the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next. Therefore, we do not believe that net sales or operating income for any particular quarter or year are indicative of the expected distribution in future years, particularly in light of the COVID-19 pandemic’s significant impact on our Fiscal 2020 and Fiscal 2021 operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2020 Form 10-K. There have not been any material changes in our exposure to these risks during the First Half of Fiscal 2021.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the Second Quarter of Fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the Second Quarter of Fiscal 2021, we did not make any unregistered sales of equity securities.
(c)	We have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in our Fiscal 2020 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Second Quarter of Fiscal 2021, no shares were repurchased pursuant to these plans.

As disclosed in our Annual Report on Form 10-K for Fiscal 2017 and subsequent annual and quarterly reports, in March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the Second Quarter of Fiscal 2021, we did not repurchase any shares of our stock pursuant to this authorization. As of July 31, 2021, $32 million of the authorization remains available for future repurchases.

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

September 3, 2021	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President and Chief Financial Officer
(Authorized Signatory)