Form 10-Q
period 2021-10-30
OXFORD INDUSTRIES INC
filed 2021-12-09
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

or

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

As of December 3, 2021, there were 16,891,176 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the Third Quarter of Fiscal 2021

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of the coronavirus (COVID-19) pandemic on our business, operations and financial results, including due to uncertainties about scope and duration, future store closures or other restrictions (including reduced hours and capacity and/or operating requirements) due to government and health department mandates and/or recommendations, the effectiveness of store and restaurant re-openings (including impacts on consumer traffic) and supply chain disruptions, any or all of which may also affect many of the following risks; demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending for apparel and related products; supply chain disruptions, including the potential lack of inventory to support demand for our products, which may be impacted by capacity constraints, closed factories, and cost and availability of freight deliveries; costs and availability of labor; costs of products as well as the raw materials used in those products; expected pricing levels; the timing of shipments requested by our wholesale customers; expected outcomes of pending or potential litigation and regulatory actions; cybersecurity breaches; changes in international, federal or state tax, trade and other laws and regulations, including the potential increase in the U.S. corporate federal income tax rate and/or imposition of additional duties; the ability of business partners, including suppliers, vendors, licensees and landlords, to meet their obligations to us and/or continue our business relationship to the same degree in light of current or future financial stress, staffing shortages, liquidity challenges and/or bankruptcy filings; weather; fluctuations and volatility in global financial markets; retention of and disciplined execution by key management; the timing and cost of store and restaurant openings and remodels, technology implementations and other capital expenditures; acquisition and disposition activities, including our ability to timely recognize expected synergies from acquisitions; the impact of any restructuring initiatives we may undertake; access to capital and/or credit markets; changes in accounting standards and related guidance; and factors that could affect our consolidated effective tax rate. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Fiscal 2020 Form 10-K, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Fiscal 2022	52 weeks ending January 28, 2023
Fiscal 2021	52 weeks ending January 29, 2022
Fiscal 2020	52 weeks ended January 30, 2021
Fiscal 2019	52 weeks ended February 1, 2020
Fourth Quarter Fiscal 2021	13 weeks ending January 29, 2022
Third Quarter Fiscal 2021	13 weeks ended October 30, 2021
Second Quarter Fiscal 2021	13 weeks ended July 31, 2021
First Quarter Fiscal 2021	13 weeks ended May 1, 2021
Fourth Quarter Fiscal 2020	13 weeks ended January 30, 2021
Third Quarter Fiscal 2020	13 weeks ended October 31, 2020
Second Quarter Fiscal 2020	13 weeks ended August 1, 2020
First Quarter Fiscal 2020	13 weeks ended May 2, 2020
Fourth Quarter Fiscal 2019	13 weeks ended February 1, 2020
Third Quarter Fiscal 2019	13 weeks ended November 2, 2019
Second Quarter Fiscal 2019	13 weeks ended August 3, 2019
First Quarter Fiscal 2019	13 weeks ended May 4, 2019
First Nine Months Fiscal 2021	39 weeks ended October 30, 2021
First Nine Months Fiscal 2020	39 weeks ended October 31, 2020
First Nine Months Fiscal 2019	39 weeks ended November 2, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	October 30,	January 30,	October 31,
	2021	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$37,976	$66,013	$53,071
Short-term investments	150,036	—	—
Receivables, net	46,266	30,418	38,726
Inventories, net	90,981	123,543	148,740
Income tax receivable	18,085	17,975	787
Prepaid expenses and other current assets	23,609	20,367	21,139
Total Current Assets	$366,953	$258,316	$262,463
Property and equipment, net	156,672	159,732	178,029
Intangible assets, net	155,527	156,187	156,464
Goodwill	23,909	23,910	23,857
Operating lease assets	200,508	233,775	238,259
Other assets, net	29,234	33,714	42,945
Total Assets	$932,803	$865,634	$902,017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$64,709	$71,148	$52,177
Accrued compensation	32,744	18,897	17,947
Current portion of operating lease liabilities	58,287	60,886	62,839
Accrued expenses and other liabilities	51,432	45,321	43,426
Total Current Liabilities	$207,172	$196,252	$176,389
Long-term debt	—	—	34,802
Non-current portion of operating lease liabilities	206,484	239,963	244,970
Other non-current liabilities	21,779	23,691	18,394
Deferred income taxes	1,899	—	8,516
Shareholders’ Equity
Common stock, $1.00 par value per share	16,891	16,889	16,884
Additional paid-in capital	160,421	156,508	154,103
Retained earnings	321,238	235,995	252,392
Accumulated other comprehensive loss	(3,081)	(3,664)	(4,433)
Total Shareholders’ Equity	$495,469	$405,728	$418,946
Total Liabilities and Shareholders’ Equity	$932,803	$865,634	$902,017

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Net sales	$247,729	$175,135	$842,163	$527,466
Cost of goods sold	95,191	78,866	313,414	232,386
Gross profit	$152,538	$96,269	$528,749	$295,080
SG&A	137,505	113,537	420,997	352,201
Impairment of goodwill and intangible assets	—	—	—	60,452
Royalties and other operating income	15,574	3,550	25,744	10,349
Operating income (loss)	$30,607	$(13,718)	$133,496	$(107,224)
Interest expense, net	222	339	685	1,673
Earnings (loss) before income taxes	$30,385	$(14,057)	$132,811	$(108,897)
Income tax provision (benefit)	4,400	(3,453)	26,898	(25,422)
Net earnings (loss)	$25,985	$(10,604)	$105,913	$(83,475)

Net earnings (loss) per share:
Basic	$1.56	$(0.64)	$6.37	$(5.04)
Diluted	$1.54	$(0.64)	$6.29	$(5.04)
Weighted average shares outstanding:
Basic	16,649	16,568	16,627	16,576
Diluted	16,872	16,568	16,841	16,576
Dividends declared per share	$0.42	$0.25	$1.21	$0.75

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Net earnings (loss)	$25,985	$(10,604)	$105,913	$(83,475)
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	654	(114)	583	228
Comprehensive income (loss)	$26,639	$(10,718)	$106,496	$(83,247)

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Nine Months
	Fiscal 2021	Fiscal 2020
Cash Flows From Operating Activities:
Net earnings (loss)	$105,913	$(83,475)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation	28,592	33,389
Amortization of intangible assets	660	834
Impairment of goodwill and intangible assets	—	60,452
Equity compensation expense	5,854	5,626
Gain on sale of investment in unconsolidated entity	(11,586)	—
Amortization of deferred financing costs	258	258
Change in fair value of contingent consideration	786	—
Deferred income taxes	3,115	(8,024)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(14,341)	19,662
Inventories, net	32,544	3,716
Income tax receivable	(109)	75
Prepaid expenses and other current assets	(3,238)	4,275
Current liabilities	10,361	(747)
Other balance sheet changes	(1,724)	(13,364)
Cash provided by operating activities	$157,085	$22,677
Cash Flows From Investing Activities:
Purchases of property and equipment	(25,132)	(21,916)
Purchases of short-term investments	(150,000)	—
Proceeds from sale of investment in unconsolidated entity	14,586	—
Other investing activities	(2,000)	(3,000)
Cash used in investing activities	$(162,546)	$(24,916)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	—	(222,896)
Proceeds from revolving credit arrangements	—	257,698
Repurchase of common stock	—	(18,053)
Proceeds from issuance of common stock	1,044	1,097
Repurchase of equity awards for employee tax withholding liabilities	(2,983)	(1,870)
Cash dividends paid	(20,447)	(12,706)
Other financing activities	(749)	(459)
Cash (used in) provided by financing activities	$(23,135)	$2,811
Net change in cash and cash equivalents	$(28,596)	$572
Effect of foreign currency translation on cash and cash equivalents	559	39
Cash and cash equivalents at the beginning of year	66,013	52,460
Cash and cash equivalents at the end of period	$37,976	$53,071

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

THIRD QUARTER OF FISCAL 2021

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

COVID-19 Pandemic

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations. Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in March 2020 and temporarily closed all our retail and restaurant locations. We began reopening our stores and restaurants in the Second Quarter of Fiscal 2020 in a phased approach in accordance with local government guidelines and with additional safety protocols. Some of our locations continue to experience reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations to varying degrees. There can be no assurance that additional closures will not occur in the future as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. In addition, the shift from in-store shopping to online shopping accelerated during the COVID-19 pandemic resulting in strong growth in our e-commerce businesses during the COVID-19 pandemic.

While the First Nine Months of Fiscal 2021 saw a significant rebound in retail traffic in the strong consumer macro-economic environment, there can be no assurance that these trends will continue. There remains significant uncertainty as to the duration and severity of the pandemic as well as the associated business disruption, impact on discretionary spending and restrictions on our ongoing operations. Thus, the ultimate impact of the pandemic on our business is uncertain, at this time.

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

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories. In Fiscal

2020, we decided to exit Lanier Apparel, which was effectively complete as of October 30, 2021. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our operating groups, including the operations of TBBC, Duck Head and our Lyons, Georgia distribution center. For a more extensive description of our operating groups and Corporate and Other, see Part I, Item 1. Business included in our Fiscal 2020 Form 10-K.

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Third Quarter		First Nine Months
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Net sales
Tommy Bahama	$148,454	$94,905	$513,985	$277,143
Lilly Pulitzer	72,157	53,714	233,066	176,723
Southern Tide	13,151	10,023	43,204	27,136
Lanier Apparel	4,232	10,810	24,743	29,985
Corporate and Other	9,735	5,683	27,165	16,479
Consolidated net sales	$247,729	$175,135	$842,163	$527,466

Depreciation and amortization
Tommy Bahama	$6,895	$7,179	$20,801	$24,173
Lilly Pulitzer	2,445	2,254	6,833	7,585
Southern Tide	198	174	583	487
Lanier Apparel	27	629	88	978
Corporate and Other	312	336	947	1,000
Consolidated depreciation and amortization	$9,877	$10,572	$29,252	$34,223

Operating income (loss)
Tommy Bahama	$5,531	$(7,212)	$73,515	$(43,286)
Lilly Pulitzer	15,985	5,266	61,713	25,676
Southern Tide	2,690	(464)	8,893	(64,809)
Lanier Apparel	348	(12,500)	2,053	(21,271)
Corporate and Other	6,053	1,192	(12,678)	(3,534)
Consolidated operating income (loss)	30,607	(13,718)	$133,496	$(107,224)
Interest expense, net	222	339	685	1,673
Earnings (loss) before income taxes	$30,385	$(14,057)	$132,811	$(108,897)

	October 30, 2021	January 30, 2021	October 31, 2020
Assets
Tommy Bahama (1)	$531,534	$569,854	$616,049
Lilly Pulitzer (2)	173,104	176,467	182,020
Southern Tide (3)	31,092	31,641	30,172
Lanier Apparel (4)	3,261	10,967	20,783
Corporate and Other (5)	193,812	76,705	52,993
Consolidated Total Assets	$932,803	$865,634	$902,017
(1)	Decrease in Tommy Bahama total assets from October 31, 2020 includes reductions in operating lease assets, property and equipment and inventories partially offset by higher receivables.
(2)	Decrease in Lilly Pulitzer total assets from October 31, 2020 includes reductions in inventories and operating lease assets partially offset by increased property and equipment.
(3)	Increase in Southern Tide total assets from October 31, 2020 includes increases in inventories and receivables partially offset by lower operating lease assets.
(4)	Decrease in Lanier Apparel total assets from October 31, 2020 is due to the exit of the Lanier Apparel business during Fiscal 2021. The remaining assets of Lanier Apparel as of October 30, 2021 primarily consist of trade receivables as well as property and equipment associated with our Toccoa, Georgia distribution center and Merida, Mexico manufacturing facility, both of which have ceased operations.
(5)	Increase in Corporate and Other total assets from October 31, 2020 primarily consists of increases in short term investments and assets set aside for potential deferred compensation obligations, partially offset by decreases in cash and cash equivalents and inventories.

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	Third Quarter Fiscal 2021
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$148,454	47%	22%	13%	18%	—%
Lilly Pulitzer	72,157	31%	58%	—%	11%	—%
Southern Tide	13,151	7%	21%	—%	72%	—%
Lanier Apparel	4,232	—%	—%	—%	100%	—%
Corporate and Other	9,735	—%	49%	—%	48%	3%
Total	$247,729	37%	33%	8%	21%	—%

	Third Quarter Fiscal 2020
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$94,905	37%	27%	13%	23%	—%
Lilly Pulitzer	53,714	22%	66%	—%	12%	—%
Southern Tide	10,023	4%	24%	—%	72%	—%
Lanier Apparel	10,810	—%	—%	—%	100%	—%
Corporate and Other	5,683	—%	54%	—%	44%	2%
Total	$175,135	27%	38%	7%	28%	—%

	First Nine Months 2021
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$513,985	46%	24%	14%	16%	—%
Lilly Pulitzer	233,066	35%	48%	—%	17%	—%
Southern Tide	43,204	7%	23%	—%	70%	—%
Lanier Apparel	24,743	—%	—%	—%	100%	—%
Corporate and Other	27,165	—%	53%	—%	43%	4%
Consolidated net sales	$842,163	38%	31%	8%	22%	—%

	First Nine Months 2020
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$277,143	36%	34%	12%	18%	—%
Lilly Pulitzer	176,723	19%	64%	—%	17%	—%
Southern Tide	27,136	3%	29%	—%	68%	—%
Lanier Apparel	29,985	—%	—%	—%	100%	—%
Corporate and Other	16,479	—%	65%	—%	31%	4%
Consolidated net sales	$527,466	26%	43%	6%	25%	—%

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

The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	Third Quarter		First Nine Months
	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Retail	$92,579	$47,415	$319,493	$134,701
E-commerce	82,402	66,135	261,393	226,618
Restaurant	19,748	12,214	70,784	32,505
Wholesale	52,658	49,221	189,133	132,768
Other	342	150	1,360	874
Net sales	$247,729	$175,135	$842,163	$527,466

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. As of October 30, 2021, January 30, 2021 and October 31, 2020, reserve balances recorded as a reduction to receivables related to these items were $5 million, $6 million and $8 million, respectively.

As of October 30, 2021, January 30, 2021 and October 31, 2020, our provision for credit losses related to receivables included in our consolidated balance sheets was $2 million, $3 million and $3 million, respectively. In the First Nine Months of Fiscal 2021, provisions for credit losses expense included in our consolidated statement of operations was a credit of $1 million and write-offs of credit losses was $0 million. In the First Nine Months of Fiscal 2020, provisions for credit losses expense included in our consolidated statement of operations was $4 million and write-offs of credit losses was $2 million.

Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In addition to trade and other receivables, tenant allowances due from landlord of $0 million, $2 million and $3 million are included in receivables, net in our consolidated balance sheet as of October 30, 2021, January 30, 2021 and October 31, 2020, respectively. As of October 30, 2021, January 30, 2021 and October 31, 2020, prepaid expenses and other current assets included $3 million, $4 million and $3 million, respectively, representing the estimated value of inventory for expected direct to consumer and wholesale sales returns.

An estimated sales return liability of $7 million, $7 million and $6 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of October 30, 2021, January 30, 2021 and October 31, 2020, respectively. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheet and totaled $14 million, $13 million and $12 million as of October 30, 2021, January 30, 2021, and October 31, 2020, respectively.

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

For the First Nine Months of Fiscal 2021 operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset, was $44 million and variable lease expense was $25 million, resulting in total lease expense of $70 million compared to $70 million of total lease expense in the First Nine Months of Fiscal 2020. Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Nine Months of Fiscal 2021 was $53 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Nine Months of Fiscal 2020 was $41 million, as certain 2020 rent amounts were pending resolution of appropriate concessions.

As of October 30, 2021, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2021	$15,516
2022	66,355
2023	60,418
2024	48,060
2025	34,713
2026	27,002
After 2026	42,340
Total lease payments	$294,404
Less: Difference between discounted and undiscounted lease payments	29,633
Present value of lease liabilities	$264,771

5.    Income Taxes: Our effective income tax rate for the Third Quarter of Fiscal 2021 was an expense of 14.5% while our effective income tax rate for the Third Quarter of Fiscal 2020 was a benefit of 24.6%. Our effective income tax rate for the First Nine Months of Fiscal 2021 was an expense of 20.3% while our effective income tax rate for the First Nine Months of Fiscal 2020 was a benefit of 23.3%.

The income tax expense in the First Nine Months of Fiscal 2021 includes the benefit of a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts in the First Quarter of Fiscal 2021, the utilization of benefits associated with certain capital losses to substantially offset a gain recognized on the sale of an unconsolidated entity in the Third Quarter of Fiscal 2021 and other favorable items. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes. The net impact of these items results in a much lower effective tax rate than a more typical 25% annual effective tax rate.

The income tax benefit in the First Nine Months of Fiscal 2020 includes the benefit of the operating losses that were realized at a rate of 35% pursuant to the CARES Act provision allowing the carryback of Fiscal 2020 loss amounts to pre-U.S. Tax Reform years, offset by (1) the non-deductibility of certain goodwill impairment charges which resulted in an estimated effective tax rate of 17% on the impairment charges, and (2) the impact of restricted stock awards vesting at a price lower than the grant date value.

After recognizing a $2 million net reduction in uncertain tax positions during the First Nine Months of Fiscal 2021, the unrecognized tax benefits of uncertain tax positions as of October 30, 2021 was $3 million. The total amount of uncertain tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, settlements of ongoing audits and assessments and the expiration of applicable statutes of limitation. We expect that the balance of unrecognized tax benefits may decrease by an additional $1 million during the next 12 months. However, changes in the expected occurrence, outcomes and timing of such events could cause our current estimate to change in the future.

6.    Shareholders’ Equity: The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	Fiscal 2020
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 1, 2020	$17,040	$149,426	$366,793	$(4,661)	$528,598
Comprehensive loss	—	—	(66,784)	(591)	(67,375)
Shares issued under equity plans	56	350	—	—	406
Compensation expense for equity awards	—	1,682	—	—	1,682
Repurchase of shares	(378)	(1,824)	(17,721)	—	(19,923)
Dividends declared	—	—	(4,194)	—	(4,194)
Cumulative effect of change in accounting standards	—	—	(499)	—	(499)
May 2, 2020	$16,718	$149,634	$277,595	$(5,252)	$438,695
Comprehensive loss	—	—	(6,087)	933	(5,154)
Shares issued under equity plans	158	202	—	—	360
Compensation expense for equity awards	—	1,884	—	—	1,884
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(4,235)	—	(4,235)
Cumulative effect of change in accounting standards	—	—	—	—	—
August 1, 2020	$16,876	$151,720	$267,273	$(4,319)	$431,550
Comprehensive loss	—	—	(10,604)	(114)	(10,718)
Shares issued under equity plans	8	323	—	—	331
Compensation expense for equity awards	—	2,060	—	—	2,060
Repurchase of shares		—	—	—	—
Dividends declared	—	—	(4,277)	—	(4,277)
Cumulative effect of change in accounting standards	—	—	—	—	—
October 31, 2020	$16,884	$154,103	$252,392	$(4,433)	$418,946
Comprehensive loss	—	—	(12,217)	769	(11,448)
Shares issued under equity plans	5	276	—	—	281
Compensation expense for equity awards	—	2,129	—	—	2,129
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(4,180)	—	(4,180)
Cumulative effect of change in accounting standards	—	—	—	—	—
January 30, 2021	$16,889	$156,508	$235,995	$(3,664)	$405,728

	First Nine Months Fiscal 2021
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 30, 2021	$16,889	$156,508	$235,995	$(3,664)	$405,728
Comprehensive income	—	—	28,468	391	28,859
Shares issued under equity plans	39	283	—	—	322
Compensation expense for equity awards	—	2,227	—	—	2,227
Repurchase of shares	(34)	(2,949)	—	—	(2,983)
Dividends declared	—	—	(6,252)	—	(6,252)
Cumulative effect of change in accounting standards	—	—	—	—	—
May 1, 2021	$16,894	$156,069	$258,211	$(3,273)	$427,901
Comprehensive income	—	—	51,460	(462)	50,998
Shares issued under equity plans	1	341	—	—	342
Compensation expense for equity awards	—	1,673	—	—	1,673
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(7,215)	—	(7,215)
Cumulative effect of change in accounting standards	—	—	—	—	—
July 31, 2021	$16,895	$158,083	$302,456	$(3,735)	$473,699
Comprehensive income	—	—	25,985	654	26,639
Shares issued under equity plans	(4)	386	—	—	382
Compensation expense for equity awards	—	1,952	—	—	1,952
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(7,203)	—	(7,203)
Cumulative effect of change in accounting standards	—	—	—	—	—
October 30, 2021	$16,891	$160,421	$321,238	$(3,081)	$495,469

During the First Quarter of Fiscal 2021, we granted certain service-based restricted shares of our common stock, subject to the recipient remaining an employee through the May 2024 vesting date, which are reported as shares issued under equity plans in the table above. Additionally, during the First Quarter of Fiscal 2021, we granted 0.1 million restricted share units at target subject to (1) our achievement of specified total shareholder return (“TSR”) ranking by Oxford relative to a comparator group for the three year period ending in May 2024 and (2) the recipient remaining an employee through May 2024. The number of shares ultimately earned will be between 0% and 200% of the restricted share units at target. These TSR-based restricted share units are entitled to dividend equivalents for dividends declared on our common stock during the performance period, which are payable after vesting of the restricted shares, for the number of shares ultimately earned. These TSR-based restricted share units do not have any voting rights during the performance period and are not included in the table above. Our stock incentive plans are described in Note 8 to our consolidated financial statements included in our Fiscal 2020 Form 10-K.

No restricted shares or restricted share units were excluded from the diluted earnings per share calculation in the First Nine Months of Fiscal 2021. As of the end of the First Nine Months of Fiscal 2020, there were 0.4 million of restricted shares and restricted share units outstanding that were excluded from the diluted earnings per share calculation because we incurred a net loss for the period and their inclusion would be anti-dilutive.

7.    Lanier Apparel Exit: In the Third Quarter of Fiscal 2020, we decided to exit our Lanier Apparel business, a business which had been focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic.

In connection with the exit of the Lanier Apparel business, which was effectively complete as of October 30, 2021, we recorded pre-tax charges of $13 million in the Lanier Apparel operating group during the Second Half of Fiscal 2020. These charges consisted of (1) $6 million of inventory markdowns, the substantial majority of which were reversed in Corporate and Other as part of LIFO accounting as the inventory had not been sold as of January 30, 2021, (2) $3 million of employee charges, including severance and employee retention costs, (3) $3 million of operating lease asset impairment charges for leased office space, (4) $1 million of non-cash fixed asset impairment charges, primarily related to leasehold improvements, and (5) $1 million of charges related to our Merida manufacturing facility, which ceased operations in Fiscal 2020. The inventory markdowns and manufacturing facility charges are included in cost of goods sold in Lanier Apparel, while the charges for operating lease asset impairments, employee charges, and fixed asset impairments are included in SG&A in Lanier Apparel.

During the First Nine Months of Fiscal 2021, we recognized in the Lanier Apparel operating group an additional $1 million of net charges related to the Lanier Apparel exit primarily consisting of $2 million of severance and employee retention costs, $2 million of termination charges related to certain license agreements and $1 million of additional charges related to the Merida manufacturing facility. These charges were partially offset by $4 million of reductions in inventory markdowns previously recognized, of which the substantial majority of this amount was reversed in Corporate and Other as part of LIFO accounting. We do not expect to incur any additional Lanier Apparel exit charges subsequent to October 30, 2021.

Substantially all of the cumulative accrued employee charges, termination charges related to contractual commitments and charges related to the Merida manufacturing facility have been paid. As of October 30, 2021, future lease amounts totaling $3 million related to the existing Lanier Apparel office leases that were impaired and vacated are expected to be paid through 2024 over the remaining terms of the respective leases, with no other anticipated significant future cash requirements related to the Lanier Apparel business.

8.    Investments:

Short-Term Investments

As of October 30, 2021, we had $150 million of short-term investments on our consolidated balance sheet, generally consisting of highly liquid corporate and U.S. Treasury securities. These investments are expected to be liquidated within one year. We classify these short-term investments as trading securities, and accordingly, the investments are recorded at fair value, based on Level 1 measurements, with the gains or losses recognized in our consolidated statements of operations in royalties and other income.

Equity Investments in Unconsolidated Entities

Our accounting policy related to equity investments in unconsolidated entities is described in the significant accounting policies described in our Fiscal 2020 Form 10-K. During the Third Quarter of Fiscal 2021, our minority ownership interests in an unconsolidated entity were redeemed upon that entity consummating a change of control transaction, resulting in a gain on sale of $12 million, which is included in royalties and other income in our consolidated statement of operations in both the Third Quarter of Fiscal 2021 and the First Nine Months of Fiscal 2021. After considering that transaction, our consolidated balance sheet included equity investments in unconsolidated entities of $3 million, compared to $6 million as of January 30, 2021, and $3 million as of October 31, 2020.

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

OVERVIEW

Business Overview

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands and other brands. Tommy Bahama and Lilly Pulitzer, in the aggregate, represent more than 85% of our net sales and 97% of our net sales are in the United States.

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

We generate our net sales primarily through our direct to consumer channels of distribution, which consist of our brand-specific full-price retail stores, our brand-specific e-commerce websites, our Tommy Bahama food and beverage operations and our Tommy Bahama outlets. Our remaining net sales are generated through our wholesale distribution channels. Our wholesale operations consist of net sales of products bearing our lifestyle brands, which complement our direct to consumer operations and provide access to a larger group of consumers, and the net sales of our Lanier Apparel operating group, which we exited during Fiscal 2021.

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

Due to the COVID-19 pandemic, we saw reduced consumer traffic starting in March 2020 and temporarily closed all our retail and restaurant locations. We began reopening our stores and restaurants in the Second Quarter of Fiscal 2020 in a phased approach in accordance with local government guidelines and with additional safety protocols. Some of our locations continue to experience reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations to varying degrees. There can be no assurance that additional closures will not occur in the future as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. In addition, the shift from in-store shopping to online shopping accelerated during the COVID-19 pandemic resulting in strong growth in our e-commerce businesses during the COVID-19 pandemic.

While the First Nine Months of Fiscal 2021 saw a significant rebound in retail traffic in the strong consumer macro-economic environment, there can be no assurance that these short-term trends will continue. There remains significant uncertainty as to the duration and severity of the pandemic as well as the associated business disruption, impact on discretionary spending and restrictions on our ongoing operations. Thus, the ultimate impact of the pandemic on our business is uncertain, at this time.

Lanier Apparel Exit

In the Third Quarter of Fiscal 2020, we decided to exit our Lanier Apparel business, a business which had been focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic. The exit of the Lanier Apparel business was effectively complete as of October 30, 2021.

In connection with the exit of the Lanier Apparel business, we recorded pre-tax charges of $13 million in the Lanier Apparel operating group during the Second Half of Fiscal 2020, with an additional $1 million of net charges in the First Nine Months of Fiscal 2021. The Lanier Apparel exit charges are discussed in Note 7 in the unaudited condensed consolidated financial statements included in this report. We do not expect to incur any additional Lanier Apparel exit charges subsequent to October 30, 2021.

Key Operating Results:

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Nine Months of Fiscal 2021 compared to the First Nine Months of Fiscal 2020:

	First Nine Months
	Fiscal 2021	Fiscal 2020
Net sales	$842,163	$527,466
Operating income (loss)	$133,496	$(107,224)
Net earnings (loss)	$105,913	$(83,475)
Net earnings (loss) per diluted share	$6.29	$(5.04)
Weighted average shares outstanding -- diluted	16,841	16,576

The improved earnings per share in the First Nine Months of Fiscal 2021 were primarily a result of (1) improved operating results in each of our operating groups as our operations continued to recover from the unfavorable impact the COVID-19 pandemic had on Fiscal 2020, (2) the absence of impairment charges related to goodwill and intangible assets in the First Nine Months of Fiscal 2021 after recognizing $60 million of impairment charges related to goodwill and intangible assets in the First Nine Months of Fiscal 2020, and (3) the lower exit charges in Lanier Apparel. These favorable items were partially offset by a larger operating loss in Corporate and Other, which in the First Nine Months of Fiscal 2021 included the net unfavorable impact of LIFO accounting of $19 million and a gain on sale of an unconsolidated entity of $12 million.

Compared to the earnings per share in the First Nine Months of Fiscal 2019 of $3.15, earnings per share increased significantly to $6.29 in the First Nine Months of Fiscal 2021. The higher earnings per share compared to the First Nine Months of Fiscal 2019 were primarily a result of (1) increased operating income in each of our Tommy Bahama, Lilly Pulitzer and Southern Tide operating groups, (2) a lower operating loss in Corporate and Other, and (3) a lower effective tax rate. These items were partially offset by lower operating income in Lanier Apparel. The higher operating income in Tommy Bahama, Lilly Pulitzer and Southern Tide were primarily due to higher net sales and gross margin partially offset by higher SG&A.

STORE COUNT

The table below provides store count information for our brands as of the dates specified. The store count includes our permanent locations and excludes any pop-up or temporary store locations which have an initial lease term of 12 months or less. While all of our stores and restaurants were temporarily closed beginning in March 2020 due to the COVID-19 pandemic, as of October 30, 2021, substantially all of our locations have re-opened, albeit with some continuing to experience reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations to varying degrees.

	October 30,	January 30,	October 31,	February 1,
	2021	2021	2020	2020
Tommy Bahama retail stores	103	105	106	111
Tommy Bahama retail-restaurant locations	21	20	19	16
Tommy Bahama outlets	35	35	35	35
Total Tommy Bahama locations	159	160	160	162
Lilly Pulitzer retail stores	59	59	59	61
Southern Tide retail stores	4	3	3	1
Total Oxford locations	222	222	222	224

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2021 COMPARED TO THIRD QUARTER OF FISCAL 2020

The discussion and tables below compare our statements of operations for the Third Quarter of Fiscal 2021 to the Third Quarter of Fiscal 2020. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year:

	Third Quarter
	Fiscal 2021		Fiscal 2020		$ Change	% Change

Net sales	$247,729	100.0%	$175,135	100.0%	$72,594	41.5%
Cost of goods sold	95,191	38.4%	78,866	45.0%	16,325	20.7%
Gross profit	$152,538	61.6%	$96,269	55.0%	$56,269	58.4%
SG&A	137,505	55.5%	113,537	64.8%	23,968	21.1%
Royalties and other operating income	15,574	6.3%	3,550	2.0%	12,024	338.7%
Operating income (loss)	$30,607	12.4%	$(13,718)	(7.8)%	$44,325	NM %
Interest expense, net	222	0.1%	339	0.2%	(117)	(34.5)%
Earnings (loss) before income taxes	$30,385	12.3%	$(14,057)	(8.0)%	$44,442	NM %
Income tax provision (benefit)	4,400	1.8%	(3,453)	(2.0)%	7,853	NM %
Net earnings (loss)	$25,985	10.5%	$(10,604)	(6.1)%	$36,589	NM %

Net Sales

	Third Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$148,454	$94,905	$53,549	56.4%
Lilly Pulitzer	72,157	53,714	18,443	34.3%
Southern Tide	13,151	10,023	3,128	31.2%
Lanier Apparel	4,232	10,810	(6,578)	(60.9)%
Corporate and Other	9,735	5,683	4,052	71.3%
Consolidated net sales	$247,729	$175,135	$72,594	41.5%

Consolidated net sales increased $73 million, or 42%, in the Third Quarter of Fiscal 2021, including increases in each channel of distribution and ongoing operating group. Our operations continued to recover from the impact of the COVID-19 pandemic, which resulted in temporary store closures and reduced traffic in Fiscal 2020, and consumers have become increasingly more comfortable returning to physical shopping in Fiscal 2021. The increase in net sales included increases in (1) full-price retail sales of $41 million, or 106%, (2) full-price e-commerce sales of $15 million, or 32%, (3) wholesale sales of our non-Lanier Apparel businesses of $10 million, or 26%, (4) restaurant sales of $8 million, or 62%, (5) outlet sales of $4 million, or 49%, and (6) e-commerce flash clearance sales of $1 million, or 4%. These increases were partially offset by a decrease in Lanier Apparel sales of $7 million. The changes in net sales by operating group are discussed below.

Compared to the $241 million of net sales in the Third Quarter of Fiscal 2019, consolidated net sales increased $7 million, or 3%, in the Third Quarter of Fiscal 2021. The higher sales compared to the Third Quarter of Fiscal 2019 include increases in Tommy Bahama, Lilly Pulitzer, Southern Tide and Corporate and Other partially offset by lower sales in Lanier Apparel of $25 million. The increase in net sales included increases in (1) e-commerce sales of $32 million, or 100%, with increases in each of our brands, (2) full-price retail sales of $9 million, or 13%, driven by an increase in Tommy Bahama and Southern Tide partially offset by a decrease in Lilly Pulitzer, and (3) restaurant sales of $2 million, or 14%, resulting from sales at additional Tommy Bahama Marlin Bars and increased sales in existing Tommy Bahama food and beverage locations. These increases were partially offset by decreases in (1) Lanier Apparel sales of $25 million, and (2) e-commerce flash clearance sales of $12 million, or 38%. Wholesale sales of our non-Lanier Apparel businesses and our outlet stores each decreased by less than $1 million from the Third Quarter of Fiscal 2019.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Third Quarter
	Fiscal 2021	Fiscal 2020
Retail	37%	27%
E-commerce	33%	38%
Restaurant	8%	7%
Wholesale	21%	28%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $54 million, or 56%, in the Third Quarter of Fiscal 2021. The increase in net sales in Tommy Bahama included increases in (1) full-price retail sales of $30 million, or 115%, (2) restaurant sales of $8 million, or 62%, including higher sales at our additional Tommy Bahama Marlin Bar locations as well as existing locations, (3) e-commerce sales of $7 million, or 29%, (4) outlet sales of $4 million, or 49%, and (5) wholesale sales of $4 million, or 18%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Third Quarter
	Fiscal 2021	Fiscal 2020
Retail	47%	37%
E-commerce	22%	27%
Restaurant	13%	13%
Wholesale	18%	23%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $18 million, or 34%, in the Third Quarter of Fiscal 2021. The increase in net sales in Lilly Pulitzer included increases in (1) retail sales of $10 million, or 84%, (2) full-price e-commerce sales of $6 million, or 35%, (3) wholesale sales of $2 million, or 24%, and (4) e-commerce flash clearance sales of $1 million, or 4%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Third Quarter
	Fiscal 2021	Fiscal 2020
Retail	31%	22%
E-commerce	58%	66%
Wholesale	11%	12%
Total	100%	100%

Southern Tide:

Southern Tide net sales increased $3 million, or 31%, in the Third Quarter of Fiscal 2021, with increases in each channel of distribution. The increase in net sales in Southern Tide included increases in (1) wholesale sales of $2 million, or 31%, (2) retail sales of $1 million resulting from additional Southern Tide retail stores and (3) e-commerce sales of

15%. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	Third Quarter
	Fiscal 2021	Fiscal 2020
Retail	7%	4%
E-commerce	21%	24%
Wholesale	72%	72%
Total	100%	100%

Lanier Apparel:

Lanier Apparel net sales decreased by $7 million the Third Quarter of Fiscal 2021. We sold our remaining Lanier Apparel inventory and exited the Lanier Apparel business in the Third Quarter of Fiscal 2021.

Corporate and Other:

Corporate and Other net sales increased $4 million, or 71%, in the Third Quarter of Fiscal 2021 including increased sales in each of our brands included in Corporate and Other.

Gross Profit

The tables below present gross profit by operating group and in total for the Third Quarter of Fiscal 2021 and the Third Quarter of Fiscal 2020, as well as the change between those two periods and gross margin by operating group and in total. Gross margin is calculated as gross profit divided by net sales.

	Third Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$91,773	$56,444	$35,329	62.6%
Lilly Pulitzer	48,668	32,830	15,838	48.2%
Southern Tide	7,031	3,420	3,611	105.6%
Lanier Apparel	2,195	(4,978)	7,173	NM %
Corporate and Other	2,871	8,553	(5,682)	NM %
Consolidated gross profit	$152,538	$96,269	$56,269	58.4%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,197	$(5,645)
Lanier Apparel exit charges in cost of goods sold	$(684)	$6,415

	Third Quarter
	Fiscal 2021	Fiscal 2020
Tommy Bahama	61.8%	59.5%
Lilly Pulitzer	67.4%	61.1%
Southern Tide	53.5%	34.1%
Lanier Apparel	51.9%	(46.0)%
Corporate and Other	NM %	NM %
Consolidated gross margin	61.6%	55.0%

The increase in consolidated gross profit in the Third Quarter of Fiscal 2021 was primarily due to the higher net sales and higher gross margin, with gross margin improvement in each operating group. The higher consolidated gross margin was primarily due to (1) more full-price selling and less inventory markdowns, discounts, allowances and promotions in the Third Quarter of Fiscal 2021, (2) a change in sales mix as full-price direct to consumer sales represented a larger proportion of net sales, while wholesale sales in our brands, Lanier Apparel sales and e-commerce flash clearance sales represented a lower proportion of net sales, in the Third Quarter of Fiscal 2021, and (3) improved initial product margins. These items that favorably impacted gross margin were partially offset by an $8 million unfavorable impact of LIFO accounting and increased freight costs, including rate increases impacting inbound products and e-commerce shipping costs, as well as increased air freight on inbound products. During the Third Quarter of Fiscal 2021, we reduced inventory markdown reserves by $1 million, due, in part, to the sale of previously marked down inventory during the quarter and a $1 million reduction to Lanier Apparel inventory markdown reserves, which was offset by a $2 million LIFO accounting charge in Corporate and Other. In the Third Quarter of Fiscal 2020, we recognized $7 million of inventory markdowns, which were partially offset by a $6 million LIFO accounting credit.

Compared to the 55.1% gross margin in the Third Quarter of Fiscal 2019, the consolidated gross margin increased 650 basis points to 61.6% in the Third Quarter of Fiscal 2021. The improved consolidated gross margin in the Third Quarter of Fiscal 2021 was primarily due to (1) more full-price selling and less inventory markdowns, discounts, allowances and promotions in the Third Quarter of Fiscal 2021, (3) a change in sales mix as full-price direct to consumer sales represented a larger proportion of net sales, while wholesale sales in our brands, Lanier Apparel sales and e-commerce flash clearance sales represented a smaller proportion of net sales, in the Third Quarter of Fiscal 2021, and (3) improved initial product margins. These items that favorably impacted gross margin were partially offset by an unfavorable impact of LIFO accounting, with the Third Quarter of Fiscal 2021 including a $2 million LIFO accounting charge compared to a minimal impact of LIFO accounting in the Third Quarter of Fiscal 2019, and increased freight costs, including rate increases impacting inbound products and e-commerce shipping costs, as well as increased air freight on inbound products, in the Third Quarter of Fiscal 2021.

Tommy Bahama:

The improved gross margin for Tommy Bahama was primarily due to (1) more full-price selling and less inventory markdowns, discounts and promotions, (2) a change in sales mix as full-price direct to consumer sales represented a larger proportion of net sales, and wholesale and outlet store sales represented a lower proportion of net sales, in the Third Quarter of Fiscal 2021, and (3) improved initial product margin reflecting a combination of increased sales prices and reductions in product costs. These items that favorably impacted gross margin were partially offset by increased freight costs.

Lilly Pulitzer:

The improved gross margin for Lilly Pulitzer was primarily due to (1) more full-price selling and less inventory markdowns, discounts and promotions, (2) a change in sales mix as full-price direct to consumer sales represented a larger proportion of sales and e-commerce flash clearance sales represented a smaller proportion of net sales in the Third Quarter of Fiscal 2021, and (3) improved initial product margin reflecting a combination of increased sales prices and reductions in product costs. These items that favorably impacted gross margin were partially offset by increased freight costs.

Southern Tide:

The improved gross margin for Southern Tide was primarily due to more full-price selling and less inventory markdowns, discounts and promotions. These items that favorably impacted gross margin were partially offset by increased freight costs.

Lanier Apparel:

The improved gross margin for Lanier Apparel in the Third Quarter of Fiscal 2021 was primarily due to the Third Quarter of Fiscal 2020 including $6 million of inventory markdowns while the Third Quarter of Fiscal 2021 included a $1 million reduction in inventory markdowns as we disposed of the remaining Lanier Apparel inventory at higher gross margins than previously estimated.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the gross profit of TBBC, Duck Head and the Lyons, Georgia distribution center as well as the impact of LIFO accounting adjustments. The primary driver for the lower gross profit was the $8 million net unfavorable impact of LIFO accounting with a $2 million LIFO accounting charge in the Third Quarter of Fiscal 2021 and a $6 million LIFO accounting credit in the Third Quarter of Fiscal 2020. The unfavorable impact of LIFO accounting was partially offset by higher net sales in Corporate and Other. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period was ultimately sold or (2) a credit in Corporate and Other when inventory had been marked down to the estimated net realizable value in an operating group in the current period but had not been sold as of period end.

SG&A

	Third Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
SG&A	$137,505	$113,537	$23,968	21.1%
SG&A (as a % of net sales)	55.5%	64.8%
Notable items included in amounts above:
Tommy Bahama lease termination charge	$4,850	$—
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$68
Amortization of Southern Tide intangible assets	$73	$72
Lanier Apparel exit charges in SG&A	$559	$3,701
TBBC change in fair value of contingent consideration	$786	$—

The higher SG&A in the Third Quarter of Fiscal 2021 included (1) increased employment costs of $11 million, with much of that increase primarily due to the impact of COVID-19 on the prior year, (2) a $5 million lease termination charge related to a Tommy Bahama office and showroom lease, (3) a $5 million increase in advertising expense, (3) a $3 million increase in administrative expenses including professional fees, supplies and travel, (4) a $2 million increase in credit card transaction fees, and (5) a $1 million charge for change in the fair value of contingent consideration. These increases were partially offset by the Third Quarter of Fiscal 2021 including $3 million less of Lanier Apparel exit charges than the amount included in the prior year.

Compared to the $134 million of SG&A in the Third Quarter of Fiscal 2019, SG&A increased by $3 million in the Third Quarter of Fiscal 2021. The higher SG&A was primarily due to (1) a $5 million charge for a lease termination charge related to a Tommy Bahama office and showroom lease, (2) a $4 million increase in advertising expense, (3) a $3 million increase in administrative expenses including professional fees, supplies and travel and (4) a $1 million charge for change in fair value of contingent consideration. These increases were partially offset by (1) a $5 million decrease in employment costs, including the reductions at Lanier Apparel, (2) a $2 million reduction in occupancy expenses, including the impact of fewer direct to consumer leases in the Third Quarter of Fiscal 2021, and (3) a $1 million reduction in selling expenses including royalties.

Royalties and other operating income

	Third Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Royalties and other operating income	$15,574	$3,550	$12,024	338.7%
Notable items included in amounts above:
Gain on sale of investment in unconsolidated entity	$(11,586)	$—

Royalties and other operating income in the Third Quarter of Fiscal 2021 included a $12 million gain recognized on the sale of an interest in an unconsolidated entity. The remaining amounts in royalties and other operating income in the Third Quarter of Fiscal 2021 and the Third Quarter of Fiscal 2020 primarily consist of income received from third parties from the licensing of our brands, with the increase from the prior period primarily due to higher royalty income in Tommy Bahama.

Operating income (loss)

	Third Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$5,531	$(7,212)	$12,743	NM	%
Lilly Pulitzer	15,985	5,266	10,719	203.6%
Southern Tide	2,690	(464)	3,154	NM	%
Lanier Apparel	348	(12,500)	12,848	NM	%
Corporate and Other	6,053	1,192	4,861	NM	%
Consolidated Operating Income (Loss)	$30,607	$(13,718)	$44,325	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,197	$(5,645)
Lanier Apparel exit charges in cost of goods sold	$(684)	$6,415
Tommy Bahama lease termination charge	$4,850	$—
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$68
Amortization of Southern Tide intangible assets	$73	$72
Lanier Apparel exit charges in SG&A	$559	$3,701
Gain on sale of investment in unconsolidated entity	$(11,586)	$—
TBBC change in fair value of contingent consideration	$786	$—

The improved operating results in the Third Quarter of Fiscal 2021 were primarily due to (1) the improved operating results in each of our Tommy Bahama, Lilly Pulitzer and Southern Tide operating groups, (2) the Third Quarter of Fiscal 2021 including $10 million less of Lanier Apparel exit charges, and (3) improved operating results in Corporate and Other, including the net impact of a gain on the sale of an interest in an unconsolidated entity and LIFO accounting. The improved operating results in Tommy Bahama were unfavorably impacted by a $5 million lease termination charge. Changes in operating income (loss) by operating group are discussed below.

Compared to the $3 million of operating income in the Third Quarter of Fiscal 2019, operating income in the Third Quarter of Fiscal 2021 increased by $28 million to $31 million. This increase was primarily due to higher gross margin, the gain on sale of our investment in an unconsolidated entity, higher sales and a lower effective tax rate. Compared to the Third Quarter of Fiscal 2019, operating results improved in Tommy Bahama, Lilly Pulitzer, Southern Tide and Corporate and Other, which were partially offset by lower operating income in Lanier Apparel.

Tommy Bahama:

	Third Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$148,454	$94,905	$53,549	56.4%
Gross profit	$91,773	$56,444	$35,329	62.6%
Gross margin	61.8%	59.5%
Operating income (loss)	$5,531	$(7,212)	$12,743	NM %
Operating income (loss) as % of net sales	3.7%	(7.6)%
Notable items included in amounts above:
Tommy Bahama lease termination charge	$4,850	$—

The improved operating results for Tommy Bahama in the Third Quarter of Fiscal 2021 were due to higher sales, and improved gross margin partially offset by increased SG&A. The increased SG&A was primarily due to (1) $10 million of increased employment costs, with much of that increase primarily due to the impact of COVID-19 on the prior year, (2) $5 million of increased occupancy cost primarily due to the Tommy Bahama office and showroom lease termination charge, (3) $3 million of increased advertising expense, and (4) $3 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies and other expenses.

Lilly Pulitzer:

	Third Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$72,157	$53,714	$18,443	34.3%
Gross profit	$48,668	$32,830	$15,838	48.2%
Gross margin	67.4%	61.1%
Operating income	$15,985	$5,266	$10,719	203.6%
Operating income as % of net sales	22.2%	9.8%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$68

The increased operating income for Lilly Pulitzer in the Third Quarter of Fiscal 2021 was primarily due to higher sales and improved gross margin partially offset by increased SG&A. The increased SG&A was primarily due to (1) $1 million of increased employment costs, with much of that increase primarily due to the impact of COVID-19 on the prior year, (2) $1 million of higher advertising expense, (3) $1 million of credit card transaction fees and supplies and (4) increases in other expense items.

Southern Tide:

	Third Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$13,151	$10,023	$3,128	31.2%
Gross profit	$7,031	$3,420	$3,611	105.6%
Gross margin	53.5%	34.1%
Operating income (loss)	$2,690	$(464)	$3,154	NM %
Operating income (loss) as % of net sales	20.5%	(4.6)%
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$73	$72

The improved operating results for Southern Tide in the Third Quarter of Fiscal 2021 were primarily due to higher gross margin and higher sales, partially offset by higher SG&A. The higher SG&A includes higher SG&A associated with the Southern Tide retail store operations, advertising and variable expenses.

Lanier Apparel:

	Third Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$4,232	$10,810	$(6,578)	(60.9)%
Gross profit	$2,195	$(4,978)	$7,173	NM	%
Gross margin	51.9%	(46.0)%
Operating income (loss)	$348	$(12,500)	$12,848	NM	%
Operating income (loss) as % of net sales	8.2%	(115.6)%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$(684)	$6,415
Lanier Apparel exit charges in SG&A	$559	$3,701

We sold our remaining Lanier Apparel inventory and exited the Lanier Apparel business in the Third Quarter of Fiscal 2021. The improved operating results for Lanier Apparel in the Third Quarter of Fiscal 2021 were primarily due to the Third Quarter of Fiscal 2020 including $10 million of initial charges associated with the decision to exit the Lanier Apparel business and the Third Quarter of Fiscal 2021 having lower SG&A after reducing the Lanier Apparel infrastructure over the past year. The Lanier Apparel exit charges are discussed in Note 7 in the unaudited condensed consolidated financial statements included in this report. We do not anticipate any significant cash requirements of Lanier Apparel in future periods.

Corporate and Other:

	Third Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$9,735	$5,683	$4,052	71.3%
Gross profit	$2,871	$8,553	$(5,682)	NM	%
Operating income	$6,053	$1,192	$4,861	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,197	$(5,645)
Gain on sale of investment in unconsolidated entity	$(11,586)	$—
TBBC change in fair value of contingent consideration	$786	$—

The improved operating results for Corporate and Other were primarily due to (1) the Third Quarter of Fiscal 2021 including a $12 million gain on sale of our investment in an unconsolidated entity and (2) higher sales. These items were partially offset by (1) the $8 million unfavorable impact of LIFO accounting resulting from a $2 million charge in the Third Quarter of Fiscal 2021 and a $6 million credit in the Third Quarter of Fiscal 2020 and (2) a $1 million charge for the change in fair value of contingent consideration included in SG&A.

Interest expense, net

	Third Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Interest expense, net	$222	$339	$(117)	(34.5)%

The decreased interest expense in the Third Quarter of Fiscal 2021 was primarily due to the lack of debt outstanding in the Third Quarter of Fiscal 2021, while in the Third Quarter of Fiscal 2020, we had debt outstanding in order to maintain a certain level of cash on our balance sheet during the earlier stages of the COVID-19 pandemic. The interest expense in the Third Quarter of Fiscal 2021 primarily consists of unused line fees and amortization of deferred financing fees associated with our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”).

Income tax provision (benefit)

	Third Quarter
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Income tax provision (benefit)	$4,400	$(3,453)	$7,853	NM	%
Effective tax rate	14.5%	24.6%

The income tax expense in the Third Quarter of Fiscal 2021 included the utilization of benefits associated with certain capital losses to substantially offset a gain recognized on the sale of an unconsolidated entity in the Third Quarter of Fiscal 2021. The income tax benefit in the Third Quarter of Fiscal 2020 included the benefit of the operating losses that were realized at a rate of 35% pursuant to the CARES Act provision allowing the carryback of the Fiscal 2020 loss amounts to pre-U.S. Tax Reform years, offset by the impact of changes in estimated book to tax timing differences and certain discrete non-deductible items.

Net earnings

	Third Quarter
	Fiscal 2021	Fiscal 2020
Net sales	$247,729	$175,135
Operating income (loss)	$30,607	$(13,718)
Net earnings (loss)	$25,985	$(10,604)
Net earnings (loss) per diluted share	$1.54	$(0.64)
Weighted average shares outstanding -- diluted	16,872	16,568

The improved earnings per share in the Third Quarter of Fiscal 2021 were primarily a result of (1) improved operating results in each of our Tommy Bahama, Lilly Pulitzer and Southern Tide operating groups as our operations continued to recover from the unfavorable impact the COVID-19 pandemic had on Fiscal 2020, (2) the $12 million gain on the sale of an investment in an unconsolidated entity in the Third Quarter of Fiscal 2021, which was included in Corporate and Other, (3) the improved results in Lanier Apparel due to lower exit charges recognized in the Third Quarter of Fiscal 2021 and (4) a lower effective tax rate. These favorable items were partially offset by the unfavorable impact of LIFO accounting in Corporate and Other.

Compared to the earnings per share in the Third Quarter of Fiscal 2019 of $0.10, earnings per share increased significantly to $1.54. The higher earnings per share compared to the Third Quarter of Fiscal 2019 were primarily a result of (1) improved operating results in each of our Tommy Bahama, Lilly Pulitzer and Southern Tide operating groups, including higher gross margin, sales and SG&A, (2) the improved operating results in Corporate and Other, primarily due to the gain on the sale of an investment in an unconsolidated entity partially offset by the impact of LIFO accounting, and (3) a lower effective tax rate. These items were partially offset by lower operating results in Lanier Apparel, which we exited in Fiscal 2021. The higher operating income in Tommy Bahama, Lilly Pulitzer and Southern Tide were primarily due to higher net sales and gross margin partially offset by higher SG&A.

FIRST NINE MONTHS OF FISCAL 2021 COMPARED TO FIRST NINE MONTHS OF FISCAL 2020

The discussion and tables below compare our statements of operations for the First Nine Months of Fiscal 2021 to the First Nine Months of Fiscal 2020, except as otherwise noted. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year:

	First Nine Months
	Fiscal 2021		Fiscal 2020		$ Change	% Change
Net sales	$842,163	100.0%	$527,466	100.0%	$314,697	59.7%
Cost of goods sold	313,414	37.2%	232,386	44.1%	81,028	34.9%
Gross profit	$528,749	62.8%	$295,080	55.9%	$233,669	79.2%
SG&A	420,997	50.0%	352,201	66.8%	68,796	19.5%
Impairment of goodwill and intangible assets	—	—%	60,452	11.5%	(60,452)	(100.0)%
Royalties and other operating income	25,744	3.1%	10,349	2.0%	15,395	148.8%
Operating income (loss)	$133,496	15.9%	$(107,224)	(20.3)%	$240,720	NM %
Interest expense, net	685	0.1%	1,673	0.3%	(988)	(59.1)%
Earnings (loss) before income taxes	$132,811	15.8%	$(108,897)	(20.6)%	$241,708	NM %
Income tax provision (benefit)	26,898	3.2%	(25,422)	(4.8)%	52,320	NM %
Net earnings (loss)	$105,913	12.6%	$(83,475)	(15.8)%	$189,388	NM %

Net Sales

	First Nine Months
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$513,985	$277,143	$236,842	85.5%
Lilly Pulitzer	233,066	176,723	56,343	31.9%
Southern Tide	43,204	27,136	16,068	59.2%
Lanier Apparel	24,743	29,985	(5,242)	(17.5)%
Corporate and Other	27,165	16,479	10,686	64.8%
Consolidated net sales	$842,163	$527,466	$314,697	59.7%

Consolidated net sales increased $315 million, or 60%, in the First Nine Months of Fiscal 2021, including increases in each ongoing operating group. Our operations continued to recover from the impact of the COVID-19 pandemic which resulted in temporary store closures and reduced traffic in Fiscal 2020, and consumers become increasingly more comfortable returning to physical shopping. The increase in net sales included increases in (1) full-price retail sales of $165 million, or 146%, (2) sales of our non-Lanier Apparel wholesale businesses of $61 million, or 60%, (3) full-price e-commerce sales of $49 million, or 25%, (4) restaurant sales of $38 million, or 118%, and (5) outlet sales of $20 million, or 90%. These increases were partially offset by (1) a decrease in e-commerce flash clearance sales of $14 million, or 42%, as the strong full-price selling in Spring and Summer resulted in less inventory available for the e-commerce flash clearance sale, and (2) a decrease in Lanier Apparel sales of $5 million. The changes in net sales by operating group are discussed below.

Compared to the net sales of $825 million in the First Nine Months of Fiscal 2019, net sales increased by $17 million, or 2%, in the First Nine Months of Fiscal 2021 even with a $51 million decrease in Lanier Apparel, which we exited in Fiscal 2021. The higher net sales compared to the First Nine Months of Fiscal 2019 include increases in Tommy Bahama, Lilly Pulitzer, Southern Tide and Corporate and Other partially offset by the lower sales in Lanier Apparel. The higher net sales included increases in (1) full-price e-commerce sales of $92 million, or 62%, with increases in each of our brands, and (2) restaurant sales of $9 million, or 15%, resulting from the sales at additional Tommy Bahama Marlin Bars and increased sales in existing Tommy Bahama food and beverage locations. These increases were partially offset by decreases in (1) Lanier Apparel sales of $51 million, (2) sales of our non-Lanier Apparel wholesale businesses of $17 million, or 10%, with reductions in Tommy Bahama and Lilly Pulitzer, partially offset by increases in our smaller brands, (3) e-commerce flash clearance sales of $12 million, or 38%, (4) full-price retail sales of $4 million, or 1%, with a reduction in Lilly Pulitzer partially offset by increases in Tommy Bahama and Southern Tide, and (5) outlet sales of $1 million, or 3%.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Nine Months
	Fiscal 2021	Fiscal 2020
Retail	38%	26%
E-commerce	31%	43%
Restaurant	8%	6%
Wholesale	22%	25%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $237 million, or 86%, in the First Nine Months of Fiscal 2021, with an increase in each channel of distribution. The increase in net sales in Tommy Bahama included increases in (1) full-price retail sales of $116 million, or 148%, (2) restaurant sales of $38 million, or 118%, including higher sales at our additional Tommy Bahama Marlin Bar locations as well as existing locations, (3) wholesale sales of $35 million, or 71%, (4) e-commerce sales of $28 million, or 29%, and (5) outlet sales of $20 million, or 91%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Nine Months
	Fiscal 2021	Fiscal 2020
Retail	46%	36%
E-commerce	24%	34%
Restaurant	14%	12%
Wholesale	16%	18%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $56 million, or 32%, in the First Nine Months of Fiscal 2021. The increase in net sales in Lilly Pulitzer included increases in (1) retail sales of $47 million, or 139%, (2) full-price e-commerce sales of $15 million, or 19%, and (3) wholesale sales of $8 million, or 27%. These increases were partially offset by a $14 million, or 42%, decrease in e-commerce flash clearance sales as Lilly Pulitzer did not have as much end of season inventory for e-commerce flash clearance sales in Fiscal 2021 due to higher full-price sales than planned. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Nine Months
	Fiscal 2021	Fiscal 2020
Retail	35%	19%
E-commerce	48%	64%
Wholesale	17%	17%
Total	100%	100%

Southern Tide:

Southern Tide net sales increased $16 million, or 59%, in the First Nine Months of Fiscal 2021. The increase in net sales in Southern Tide included increases in (1) wholesale sales of $12 million, or 65%, (2) e-commerce sales of $2 million, or 27%, and (3) retail sales of $2 million, primarily due to the sales at additional Southern Tide retail stores. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Nine Months
	Fiscal 2021	Fiscal 2020
Retail	7%	3%
E-commerce	23%	29%
Wholesale	70%	68%
Total	100%	100%

Lanier Apparel:

Lanier Apparel net sales decreased $5 million in the First Nine Months of Fiscal 2021. We sold our remaining Lanier Apparel inventory and exited the Lanier Apparel business in the Third Quarter of Fiscal 2021.

Corporate and Other:

Corporate and Other net sales increased $11 million, or 65%, in the First Nine Months of Fiscal 2021 including increased sales in each of our smaller brands included in Corporate and Other.

Gross Profit

The tables below present gross profit by operating group and in total for the First Nine Months of Fiscal 2021 and the First Nine Months of Fiscal 2020, as well as the change between those two periods and gross margin by operating group and in total. Gross margin is calculated as gross profit divided by net sales.

	First Nine Months
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$326,681	$161,711	$164,970	102.0%
Lilly Pulitzer	161,718	108,582	53,136	48.9%
Southern Tide	23,489	7,934	15,555	196.1%
Lanier Apparel	12,255	(583)	12,838	NM %
Corporate and Other	4,606	17,436	(12,830)	NM %
Consolidated gross profit	$528,749	$295,080	$233,669	79.2%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$9,616	$(9,287)
Lanier Apparel exit charges in cost of goods sold	$(2,826)	$6,415

	First Nine Months
	Fiscal 2021	Fiscal 2020
Tommy Bahama	63.6%	58.3%
Lilly Pulitzer	69.4%	61.4%
Southern Tide	54.4%	29.2%
Lanier Apparel	49.5%	(1.9)%
Corporate and Other	NM %	NM %
Consolidated gross margin	62.8%	55.9%

The increase in consolidated gross profit in the First Nine Months of Fiscal 2021 was primarily due to the higher net sales as well as higher gross margin, with gross margin improvement in each operating group. The higher consolidated gross margin was primarily due to (1) more full-price selling and less inventory markdowns, discounts, allowances and promotions in the First Nine Months of Fiscal 2021, (2) a change in sales mix as full-price direct to consumer sales represented a larger proportion of net sales, while wholesale sales in our brands, Lanier Apparel sales and e-commerce flash clearance sales represented a lower proportion of net sales, in the First Nine Months of Fiscal 2021, and (3) improved initial product margins. These items that favorably impacted gross margin were partially offset by a $19 million unfavorable impact of LIFO accounting and increased freight costs, including rate increases impacting inbound products and e-commerce shipping costs, as well as increased air freight on inbound products. During the First Nine Months of Fiscal 2021, we reduced inventory markdown reserves by $7 million, due, in part, to the sale of previously marked down inventory and a $4 million reduction in Lanier Apparel inventory markdown reserves, which was offset by a $10 million LIFO accounting charge in Corporate and Other. In the First Nine Months of Fiscal 2020, we recognized the negative impact of $14 million of changes in inventory markdowns reserves which were partially offset by a $9 million LIFO accounting credit.

Compared to the 58.0% gross margin in the First Nine Months of Fiscal 2019, the consolidated gross margin in the First Nine Months of Fiscal 2021 increased by 480 basis points to 62.8%. The improved consolidated gross margin in the First Nine Months of Fiscal 2021 compared to the First Nine Months of Fiscal 2019 was primarily due to (1) more full-price selling and less inventory markdowns, discounts, allowances and promotions in the First Nine Months of Fiscal 2021, (2) a change in sales mix as full-price direct to consumer sales represented a larger proportion of net sales, while wholesale sales, Lanier Apparel sales and e-commerce flash clearance sales represented a lower proportion of net sales, in the First Nine Months of Fiscal 2021, and (3) improved initial product margins. These items that favorably impacted gross margin were partially offset by an unfavorable impact of LIFO accounting, with the First Nine Months of Fiscal 2021 including a $10 million LIFO accounting charge compared to a $1 million LIFO accounting charge in the First Nine Months of Fiscal 2019 and increased freight costs, including rate increases impacting inbound products and e-commerce shipping costs, as well as increased air freight on inbound products in the First Nine Months of Fiscal 2021.

Tommy Bahama:

The improved gross margin for Tommy Bahama was primarily due to (1) more full-price selling and less inventory markdowns, discounts and promotions, (2) a change in sales mix as full-price direct to consumer sales represented a larger proportion of net sales, and wholesale and outlet store sales represented a lower proportion of net sales, in the First Nine Months of Fiscal 2021, and (3) improved initial product margin reflecting a combination of increased sales prices and reductions in product costs. These items that favorably impacted gross margin were partially offset by increased freight costs.

Lilly Pulitzer:

The improved gross margin for Lilly Pulitzer was primarily due to (1) more full-price selling and less inventory markdowns, discounts and promotions, (2) a change in sales mix as full-price direct to consumer sales represented a larger proportion of sales, and e-commerce flash clearance sales and wholesale sales represented a lower proportion of net sales, and (3) improved initial product margin reflecting a combination of increased sales prices and reductions in product costs. These items that favorably impacted gross margin were partially offset by increased freight costs.

Southern Tide:

The improved gross margin for Southern Tide was primarily due to more full-price selling and less inventory markdowns, with the higher markdowns in the prior period more significantly impacting gross margin on much lower net sales in the prior period. These items that favorably impacted gross margin were partially offset by increased freight costs.

Lanier Apparel:

The improved gross margin for Lanier Apparel in the First Nine Months of Fiscal 2021 was primarily due to the First Nine Months of Fiscal 2020 including $6 million of inventory markdowns while the First Nine Months of Fiscal 2021 included a $4 million reduction in inventory markdowns as we disposed of the remaining Lanier Apparel inventory at higher gross margins than previously estimated.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the gross profit of TBBC, Duck Head and the Lyons, Georgia distribution center as well as the impact of LIFO accounting adjustments. The primary driver for the lower gross profit was the $19 million net unfavorable impact of LIFO accounting with a $10 million LIFO accounting charge in the First Nine Months of Fiscal 2021 and a $9 million LIFO accounting credit in the First Nine Months of Fiscal 2020. The unfavorable impact of LIFO accounting was partially offset by higher net sales. The LIFO accounting impact in Corporate and Other in each period primarily reflects (1) a charge in Corporate and Other when inventory that had been marked down to the estimated net realizable value in an operating group in a prior period was ultimately sold or (2) a credit in Corporate and Other when inventory had been marked down to the estimated net realizable value in an operating group in the current period but had not been sold as of period end.

SG&A

	First Nine Months
	Fiscal 2021	Fiscal 2020	$ Change	% Change
SG&A	$420,997	$352,201	$68,796	19.5%
SG&A (as a % of net sales)	50.0%	66.8%
Notable items included in amounts above:
Tommy Bahama lease termination charge	$4,850	$—
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$204
Amortization of Southern Tide intangible assets	$217	$216
Lanier Apparel exit charges in SG&A	$3,788	$3,701
TBBC change in fair value of contingent consideration	$786	$—

The higher SG&A in the First Nine Months of Fiscal 2021 was primarily due to the impact of the COVID-19 pandemic on our operations in the First Nine Months of Fiscal 2020. The higher SG&A included (1) increased employment costs of $47 million, including increased incentive compensation totaling $17 million, (2) a $12 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions and other expenses, (3) an $8 million increase in advertising expense, (4) a $6 million increase in occupancy expense, primarily resulting from the Tommy Bahama office and showroom lease termination charge of $5 million, and (5) a $3 million increase in administrative expenses including professional fees, travel and other items. These increases were partially offset by (1) a $7 million decrease in estimated provisions for credit losses and other charges related to bankruptcies and credit exposure with respect to multiple customers, and (2) a $3 million decrease in depreciation expense, as the prior year included certain leasehold improvement and other fixed asset impairment charges.

Compared to the $418 million of SG&A in the First Nine Months of Fiscal 2019, SG&A increased by $3 million in the First Nine Months of Fiscal 2021. The higher SG&A included (1) a $13 million increase in incentive compensation, (2) a $6 million increase in advertising expense, (3) a $5 million Tommy Bahama office and showroom lease termination charge, (4) a $5 million increase in variable expenses, including credit card transaction fees, supplies, commissions, selling and shipping charges and other expenses, (5) $4 million of Lanier Apparel exit charges in SG&A and (6) other increases in administrative and other expenses. These increases were partially offset by (1) an $18 million decrease in employment costs, excluding incentive compensation, resulting from employee headcount reduction and other initiatives implemented in Fiscal 2020 in response to the COVID-19 pandemic and the Lanier Apparel exit, (2) a $6 million reduction in occupancy expenses due to fewer stores and reduced occupancy amounts, (3) a $4 million reduction in travel expense, and (4) a $2 million reduction in samples expense.

Impairment of goodwill and intangible assets

There were no impairment charges for goodwill or intangible assets in the First Nine Months of Fiscal 2021. However, in the First Nine Months of Fiscal 2020, impairment charges for goodwill and intangible assets totaling $60 million were recognized in Southern Tide. In addition, in the First Nine Months of Fiscal 2020, a small impairment charge was recognized in Lanier Apparel related to a trademark acquired in a prior year that was not deemed recoverable. Refer to Note 4 in the notes to the consolidated financial statements in our Fiscal 2020 Form 10-K for additional information about the impairment charges.

Royalties and other operating income

	First Nine Months
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Royalties and other operating income	$25,744	$10,349	$15,395	148.8%
Notable items included in amounts above:
Gain on sale of investment in unconsolidated entity	$(11,586)	$—

Royalties and other operating income in the First Nine Months of Fiscal 2021 included a $12 million gain recognized on the sale of an interest in an unconsolidated entity. The remaining amounts in royalties and other operating income in the First Nine Months of Fiscal 2021 and the First Nine Months of Fiscal 2020 primarily consist of income received from third parties from the licensing of our brands, with the increase from the prior period primarily due to higher royalty income in Tommy Bahama.

Operating income (loss)

	First Nine Months
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$73,515	$(43,286)	$116,801	NM	%
Lilly Pulitzer	61,713	25,676	36,037	140.4%
Southern Tide	8,893	(64,809)	73,702	NM	%
Lanier Apparel	2,053	(21,271)	23,324	NM	%
Corporate and Other	(12,678)	(3,534)	(9,144)	NM	%
Consolidated Operating Income (Loss)	$133,496	$(107,224)	$240,720	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$9,616	$(9,287)
Lanier Apparel exit charges in cost of goods sold	$(2,826)	$6,415
Tommy Bahama lease termination charge	$4,850	$—
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$204
Amortization of Southern Tide intangible assets	$217	$216
Southern Tide goodwill and intangible asset impairment charge	$—	$60,245
Lanier Apparel intangible asset impairment charge	$—	$207
Lanier Apparel exit charges in SG&A	$3,788	$3,701
Gain on sale of investment in unconsolidated entity	$(11,586)	$—
TBBC change in fair value of contingent consideration	$786	$—

The improved operating results in the First Nine Months of Fiscal 2021 were primarily due to (1) the improved operating results in each of our operating groups, (2) no impairment charges related to goodwill and intangible assets in the First Nine Months of Fiscal 2021 after recognizing $60 million of impairment charges related to goodwill and intangible assets in the First Nine Months of Fiscal 2020 and (3) a $9 million decrease in Lanier Apparel exit charges the First Nine Months of Fiscal 2021. These items were partially offset by (1) a higher operating loss in Corporate and Other and (2) a $5 million lease termination charge in Tommy Bahama. Changes in operating income (loss) by operating group are discussed below.

Compared to the $73 million of operating income in the First Nine Months of Fiscal 2019, operating income in the First Nine Months of Fiscal 2021 increased by $61 million. The improved operating results include higher gross margin, higher net sales, the gain on the sale of our investment in an unconsolidated entity, and a lower effective tax rate. Compared to the First Nine Months of Fiscal 2019, operating income in Tommy Bahama, Lilly Pulitzer and Southern Tide each increased, while the operating income of Lanier Apparel decreased and the operating loss of Corporate and

Other improved. The higher operating income in Tommy Bahama, Lilly Pulitzer and Southern Tide were primarily due to higher gross margin and net sales partially offset by higher SG&A.

Tommy Bahama:

	First Nine Months
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$513,985	$277,143	$236,842	85.5%
Gross profit	$326,681	$161,711	$164,970	102.0%
Gross margin	63.6%	58.3%
Operating income (loss)	$73,515	$(43,286)	$116,801	NM %
Operating income (loss) as % of net sales	14.3%	(15.6)%
Notable items included in amounts above:
Tommy Bahama lease termination charge	$4,850	$—

The improved operating results for Tommy Bahama in the First Nine Months of Fiscal 2021 were due to higher sales, improved gross margin and increased royalty income partially offset by increased SG&A. The increased SG&A was primarily due to (1) $32 million of increased employment costs, including $7 million of increased incentive compensation, (2) $9 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (3) $7 million of higher occupancy costs, including the lease termination charge of $5 million, with the remainder of the increase primarily resulting from increased costs for utilities, maintenance and related expenses as direct to consumer locations were open for the full period in Fiscal 2021, and (4) $2 million of increased advertising expense. These increases were partially offset by a $2 million decrease in depreciation expense as the prior year included certain leasehold improvement and other fixed asset impairment charges.

Lilly Pulitzer:

	First Nine Months
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$233,066	$176,723	$56,343	31.9%
Gross profit	$161,718	$108,582	$53,136	48.9%
Gross margin	69.4%	61.4%
Operating income	$61,713	$25,676	$36,037	140.4%
Operating income as % of net sales	26.5%	14.5%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$204

The increased operating income for Lilly Pulitzer in the First Nine Months of Fiscal 2021 was primarily due to higher sales and improved gross margin partially offset by increased SG&A. The increased SG&A was primarily due to (1) $7 million of increased employment costs, including $3 million of increased incentive compensation, (2) $5 million of higher advertising expense, (3) $3 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies and other expenses, (4) $1 million of higher occupancy expense costs and (5) other increases in operating expenses.

Southern Tide:

	First Nine Months
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$43,204	$27,136	$16,068	59.2%
Gross profit	$23,489	$7,934	$15,555	196.1%
Gross margin	54.4%	29.2%
Operating income (loss)	$8,893	$(64,809)	$73,702	NM %
Operating income (loss) as % of net sales	20.6%	(238.8)%
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$217	$216
Southern Tide goodwill and intangible asset impairment charge	$—	$60,245

The improved operating results for Southern Tide in the First Nine Months of Fiscal 2021 were primarily due to no impairment charges related to goodwill and intangible assets in the First Nine Months of Fiscal 2021 compared to $60 million of impairment charges in the First Nine Months of Fiscal 2020. Additionally, the operating results of Southern Tide improved due to higher sales and higher gross margin, partially offset by higher SG&A. The higher SG&A includes higher SG&A associated with the Southern Tide retail store operations, incentive compensation amounts, advertising expense and variable expenses partially offset by a decrease in provisions for credit losses.

Lanier Apparel:

	First Nine Months
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$24,743	$29,985	$(5,242)	(17.5)%
Gross profit	$12,255	$(583)	$12,838	NM	%
Gross margin	49.5%	(1.9)%
Operating income (loss)	$2,053	$(21,271)	$23,324	NM	%
Operating income (loss) as % of net sales	8.3%	(70.9)%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$(2,826)	$6,415
Lanier Apparel intangible asset impairment charge	$—	$207
Lanier Apparel exit charges in SG&A	$3,788	$3,701

We sold our remaining inventory and exited the Lanier Apparel business in the First Nine Months of Fiscal 2021.The improved operating results for the First Nine Months of Fiscal 2021 were primarily due to (1) the First Nine Months of Fiscal 2020 including $10 million of initial charges associated with the decision to exit the Lanier Apparel business compared to $1 million of Lanier Apparel exit charges in the First Nine Months of Fiscal 2021, (2) the First Nine Months of Fiscal 2020 including $3 million of estimated provisions for credit losses compared to a $1 million reduction of provisions for credit losses in the First Nine Months of Fiscal 2021 and (3) lower SG&A in Lanier Apparel, excluding the Lanier Apparel exit charges, during the wind down phase in 2021. The Lanier Apparel exit charges are discussed in Note 7 in the unaudited condensed consolidated financial statements included in this report.

Corporate and Other:

	First Nine Months
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$27,165	$16,479	$10,686	64.8%
Gross profit	$4,606	$17,436	$(12,830)	NM	%
Operating loss	$(12,678)	$(3,534)	$(9,144)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$9,616	$(9,287)
Gain on sale of investment in unconsolidated entity	$(11,586)	$—
TBBC change in fair value of contingent consideration	$786	$—

The lower operating results in the First Nine Months of Fiscal 2021 for Corporate and Other were primarily due to (1) the $19 million unfavorable impact of LIFO accounting resulting from a $10 million charge in the First Nine Months of Fiscal 2021 and a $9 million credit in the First Nine Months of Fiscal 2020 and (2) an increase in employment costs of $8 million, including higher incentive compensation of $5 million. These unfavorable items were partially offset by (1) a $12 million gain on sale of our investment in an unconsolidated entity and (2) the gross profit impact of the higher net sales in the First Nine Months of Fiscal 2021. These items were partially offset by increased net sales in each of the businesses included in Corporate and Other.

Interest expense, net

	First Nine Months
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Interest expense, net	$685	$1,673	$(988)	(59.1)%

The decreased interest expense in the First Nine Months of Fiscal 2021 was primarily due to the lack of debt outstanding in the First Nine Months of Fiscal 2021, while in the First Nine Months of Fiscal 2020, we had debt outstanding in order to maintain a certain level of cash on our balance sheet during the earlier stages of the COVID-19 pandemic. The interest expense in the First Nine Months of Fiscal 2021 primarily consists of unused line fees and amortization of deferred financing fees associated with the U.S. Revolving Credit Agreement.

Income tax provision (benefit)

	First Nine Months
	Fiscal 2021	Fiscal 2020	$ Change	% Change
Income tax provision (benefit)	$26,898	$(25,422)	$52,320	NM	%
Effective tax rate	20.3%	23.3%

The income tax expense in the First Nine Months of Fiscal 2021 included the benefit of a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts during the period and the utilization of benefits associated with certain capital losses to substantially offset a gain recognized on the sale of an unconsolidated entity in the Third Quarter of Fiscal 2021. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes. The net impact of these items results in a lower effective tax rate than a more typical 25% annual effective tax rate.

The income tax benefit in the First Nine Months of Fiscal 2020 included the benefit of the operating losses that were realized at a rate of 35% pursuant to the CARES Act provision allowing the carryback of the Fiscal 2020 loss amounts to pre-U.S. Tax Reform years, offset by (1) the non-deductibility of certain impairment charges which resulted in an estimated effective tax rate of 17% on the impairment charges, (2) the estimated book to tax timing differences and certain discrete non-deductible items, which reduced the amount of expenses expected to be deductible for income tax return purposes in Fiscal 2020 and (3) the impact of restricted stock awards vesting at a price lower than the grant date value.

Income tax expense is also discussed in Note 5 in the unaudited condensed consolidated financial statements included in this report.

Net earnings

	First Nine Months
	Fiscal 2021	Fiscal 2020
Net sales	$842,163	$527,466
Operating income (loss)	$133,496	$(107,224)
Net earnings (loss)	$105,913	$(83,475)
Net earnings (loss) per diluted share	$6.29	$(5.04)
Weighted average shares outstanding -- diluted	16,841	16,576

The improved earnings per share in the First Nine Months of Fiscal 2021 were primarily a result of (1) improved operating results in each of our operating groups as our operations continued to recover from the unfavorable impact the COVID-19 pandemic had on Fiscal 2020, (2) the absence of impairment charges related to goodwill and intangible assets in the First Nine Months of Fiscal 2021 after recognizing $60 million of impairment charges related to goodwill and intangible assets in the First Nine Months of Fiscal 2020, and (3) the lower exit charges in Lanier Apparel. These favorable items were partially offset by a larger operating loss in Corporate and Other, which in the First Nine Months of Fiscal 2021 included the net impact of LIFO accounting of $19 million and a gain on sale of an unconsolidated entity of $12 million.

Compared to the earnings per share in the First Nine Months of Fiscal 2019 of $3.15, earnings per share increased significantly to $6.29 in the First Nine Months of Fiscal 2021. The higher earnings per share compared to the First Nine Months of Fiscal 2019 were primarily a result of (1) increased operating income in each of our Tommy Bahama, Lilly Pulitzer and Southern Tide operating groups, (2) a lower operating loss in Corporate and Other, and (3) a lower effective tax rate. These items were partially offset by lower operating income in Lanier Apparel. The higher operating income in Tommy Bahama, Lilly Pulitzer and Southern Tide were primarily due to higher net sales and gross margin partially offset by higher SG&A.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands and our other brands. We distribute our products to our customers via direct to consumer and wholesale channels of distribution. Our primary uses of cash flow include the purchase of branded apparel products from third party contract manufacturers outside of the United States, as well as operating expenses, including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, distribution costs, other general and administrative expenses and the periodic payment of interest, if any, and other payments related to our financing arrangements. Additionally, we may use cash for the funding of capital expenditures and other investing activities, dividends, share repurchases and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory, extend credit to our wholesale customers and pay our operating expenses. Thus, we require a certain amount of ongoing working capital to operate our business.

We believe our future cash flow from operating activities, as well as our $188 million of cash and short-term investments as October 30, 2021, will provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives in both the near term and long term.

Key Liquidity Measures

	October 30,	January 30,	October 31,	February 1,
($ in thousands)	2021	2021	2020	2020
Total current assets	$366,953	$258,316	$262,463	$288,826
Total current liabilities	$207,172	$196,252	$176,389	$177,779
Working capital	$159,781	$62,064	$86,074	$111,047
Working capital ratio	1.77	1.32	1.49	1.62

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of October 30, 2021, increased from October 31, 2020 primarily due to increased short-term investments, which resulted from positive net cash flows, partially offset by lower inventories. Current liabilities as of October 30, 2021 increased from October 31, 2020 due to higher accrued compensation, accounts payable and accrued expenses and other liabilities.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of October 30, 2021 as compared to October 31, 2020.

Current Assets:

	October 30,	January 30,	October 31,	February 1,
	2021	2021	2020	2020
Cash and cash equivalents	$37,976	$66,013	$53,071	$52,460
Short-term investments	150,036	—	—	—
Receivables, net	46,266	30,418	38,726	57,862
Inventories, net	90,981	123,543	148,740	152,229
Income tax receivable	18,085	17,975	787	862
Prepaid expenses and other current assets	23,609	20,367	21,139	25,413
Total current assets	$366,953	$258,316	$262,463	$288,826

Cash and cash equivalents were $38 million as of October 30, 2021 compared to $53 million as of October 31, 2020. Short-term investments were $150 million as of October 30, 2021 with no short-term investments as of October 31, 2020. The increase in the aggregate short-term investments and cash was due to our positive net cash flows generated since October 31, 2020. Due to the uncertainty associated with the COVID-19 pandemic, we borrowed a certain amount of cash during Fiscal 2020, including $35 million outstanding as of October 31, 2020.

The increase in receivables, net as of October 30, 2021 was primarily due to (1) higher trade receivables resulting from higher wholesale sales during the quarter, (2) a reduction in accounts receivable allowances, (3) increased credit card receivables and (4) increased other receivables, including short-term loans. Inventories, net, which is net of a $62 million and $63 million LIFO reserve in Fiscal 2021 and Fiscal 2020, respectively, decreased as of October 30, 2021 due to significantly lower inventories in Tommy Bahama, Lilly Pulitzer and Lanier Apparel as well as less inventory markdowns reversed in Corporate and Other. Sales in our operating groups have outpaced inventory purchases due to exceptionally strong consumer demand in the First Nine Months of Fiscal 2021. The decrease in inventory in Lanier Apparel was due to our exit of the Lanier Apparel business in Fiscal 2021. Income tax receivable increased as of October 30, 2021 due to the income tax refund attributable to the Fiscal 2020 operating losses, which we carried back to prior years to offset prior year taxable income. At October 31, 2020, we had recognized a non-current income tax receivable of $17 million included in other assets, net below. The increase in prepaid expenses and other current assets as of October 30, 2021 was primarily due to higher prepaid advertising and other expenses.

Non-current Assets:

	October 30,	January 30,	October 31,	February 1,
	2021	2021	2020	2020
Property and equipment, net	$156,672	$159,732	$178,029	$191,517
Intangible assets, net	155,527	156,187	156,464	175,005
Goodwill	23,909	23,910	23,857	66,578
Operating lease assets	200,508	233,775	238,259	287,181
Other assets, net	29,234	33,714	42,945	24,262
Total non-current assets	$565,850	$607,318	$639,554	$744,543

Property and equipment, net as of October 30, 2021 decreased primarily due to depreciation expense and impairment charges for certain property and equipment exceeding capital expenditures during the 12 months ended October 30, 2021. Operating lease assets as of October 30, 2021 decreased primarily due to the recognition of amortization related to existing operating leases, the termination or reduced term of certain operating leases and the impairment of certain operating lease assets which exceeded the increased operating lease assets associated with any new or extended operating lease agreements. The decrease in other assets, net was primarily due to a $17 million reduction in non-current income tax receivable related to Fiscal 2020 net operating losses, which were included in current income tax receivable as of October 30, 2021. This decrease in other assets was partially offset by an increase in assets set aside for potential deferred compensation obligations.

Liabilities:

	October 30,	January 30,	October 31,	February 1,
	2021	2021	2020	2020
Total current liabilities	$207,172	$196,252	$176,389	$177,779
Long-term debt	—	—	34,802	—
Non-current portion of operating lease liabilities	206,484	239,963	244,970	291,886
Other non-current liabilities	21,779	23,691	18,394	18,566
Deferred income taxes	1,899	—	8,516	16,540
Total liabilities	$437,334	$459,906	$483,071	$504,771

Current liabilities increased as of October 30, 2021 primarily due to increases in accrued compensation, accounts payable and accrued expenses and other liabilities, partially offset by a reduction in the current portion of operating lease liabilities. The increase in accrued compensation was primarily due to a $17 million increase in accrued incentive compensation after the annual bonus program was suspended in Fiscal 2020. The increase in accounts payable was primarily due to the timing of payment of certain operating expenses, inventory purchases and other payable items. The increase in accrued expenses and other liabilities was primarily due to increases in (1) income tax payable of $5 million, (2) gift card liabilities, (3) sales tax payable, and (4) other payables. The reduction in current portion of operating lease liabilities was primarily due to unpaid rent amounts included in the balance as of October 31, 2020, substantially all of which has been paid or otherwise resolved as of October 30, 2021. The decrease in long-term debt since October 31, 2020 was primarily due to payment of all outstanding debt amounts using cash on hand and cash flow from operations.

Non-current portion of operating lease liabilities as of October 30, 2021 decreased primarily due to the payment of operating lease liabilities and reductions in liabilities related to the termination or reduced term of certain operating leases, which exceeded operating lease liabilities associated with any new or extended operating lease agreements. Other non-current liabilities as of October 30, 2021 increased primarily due to an increase in deferred compensation liabilities and uncertain tax positions. Deferred income taxes decreased as of October 30, 2021 primarily due to timing differences associated with inventories, operating lease payable amounts, accrued compensation and other current liability amounts partially offset by timing differences associated with depreciation and amortization of intangible assets.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Nine Months of Fiscal 2021 and the First Nine Months of Fiscal 2020 (in thousands):

	First Nine Months
	Fiscal 2021	Fiscal 2020
Cash provided by operating activities	$157,085	$22,677
Cash used in investing activities	(162,546)	(24,916)
Cash (used in) provided by financing activities	(23,135)	2,811
Net change in cash and cash equivalents	$(28,596)	$572

Cash and cash equivalents and short term-investments, in the aggregate, were $188 million and $53 million at October 30, 2021 and October 31, 2020, respectively. The increase was primarily due to the positive cash flow from operations exceeding cash requirements in the 12 months ended October 30, 2021. Changes in cash flows in the First Nine Months of Fiscal 2021 and the First Nine Months of Fiscal 2020 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Nine Months of Fiscal 2021 and the First Nine Months of Fiscal 2020, operating activities provided $157 million and $23 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings (loss) for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, impairment, equity-based compensation and gain on sale of our interest in an unconsolidated entity, as well as the net impact of changes in deferred taxes and operating assets and liabilities. In the First Nine Months of Fiscal 2021 and First Nine Months of Fiscal 2020, changes in operating assets and liabilities had a net favorable impact on cash flow from operations.

In the First Nine Months of Fiscal 2021, changes in operating assets and liabilities were primarily due to a decrease in inventories and an increase in current liabilities, which increased cash flow from operations, partially offset by an increase in receivables, which decreased cash flow from operations. In the First Nine Months of Fiscal 2020, changes in operating assets and liabilities were primarily due to a decrease in receivables, which increased cash flow from operations, partially offset by other balance sheet changes, which primarily related to the recognition of a $17 million non-current income tax receivable associated with our Fiscal 2020 net operating losses, which decreased cash flow from operations.

Investing Activities:

In the First Nine Months of Fiscal 2021 and the First Nine Months of Fiscal 2020, investing activities used $163 million and $25 million of cash, respectively. During the First Nine Months of Fiscal 2021, we converted $150 million of cash on hand into short-term investments. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $25 million and $22 million in the First Nine Months of Fiscal 2021 and the First Nine Months of Fiscal 2020, respectively. In the First Nine Months of Fiscal 2021 and the First Nine Months of Fiscal 2020, we also used certain amounts of cash, which are included in other investing activities, for investments in unconsolidated entities, including minority ownership interests or loans. Additionally, in the First Nine Months of Fiscal 2021, we received $15 million of proceeds from the sale of our investment in an unconsolidated entity.

Financing Activities:

In the First Nine Months of Fiscal 2021 and the First Nine Months of Fiscal 2020, financing activities used $23 million and provided $3 million of cash, respectively. During the First Nine Months of Fiscal 2021, we used cash flow from operations to pay $20 million of dividends, repurchase $3 million of shares of equity awards in respect of employee tax withholding liabilities and pay less than $1 million of contingent consideration, which is included in other financing activities. In the First Nine Months of Fiscal 2020, we increased debt in order to maintain certain cash amounts on our balance sheet during the COVID-19 pandemic. Also, during the First Nine Months of Fiscal 2020, we repurchased $18 million of shares of our common stock pursuant to an open market stock repurchase program, which was suspended during the First Quarter of Fiscal 2020, paid $13 million in dividends, repurchased $2 million of shares of equity awards in respect of employee tax withholding liabilities and paid less than $1 million of contingent consideration, which is included in other financing activities.

Liquidity and Capital Resources

We believe our future cash flow from operating activities, as well as our $188 million of cash and short-term investments as October 30, 2021, will provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives in both the near term and long term. To the extent cash flow needs exceed cash flow provided by our operations, cash and short-term investments, we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any, and any other investing or financing activities. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued and, as of October 30, 2021, totaled $3 million. As of October 30, 2021, we had no borrowings outstanding and $322 million of unused availability under our U.S. Revolving Credit Agreement including $110 million of our $188 million of cash and cash equivalents and short-term investments, in the aggregate, as eligible assets.

Our cash, short-term investments and debt levels in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, the ultimate impact of the COVID-19 pandemic and other factors. The amounts involved may be material.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the Third Quarter of Fiscal 2021 and as of October 30, 2021, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of October 30, 2021, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

Other Liquidity Items:

Our cash requirements generally consist of working capital and other operating activity needs, capital expenditures, other investing activities, dividends and other financing activities, if any. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs will depend on many factors including the results of our operations and cash flows, future growth rates, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of the U.S. Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.

Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term, subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods.

Our contractual obligations as of October 30, 2021 have not changed materially from the contractual obligations outstanding at January 30, 2021, as disclosed in our Fiscal 2020 Form 10-K.

Our anticipated capital expenditures for Fiscal 2021, including the $25 million incurred in the First Nine Months of Fiscal 2021, are expected to be between $35 million and $40 million. Our ongoing capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling direct to consumer locations; and facilities enhancements for distribution centers and offices. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in Fiscal 2021 and prior years depending on the investments we believe appropriate for that year to support future expansion of our businesses.

Refer to Note 5 of our Fiscal 2020 Form 10-K for additional information regarding our U.S. Revolving Credit Agreement, including details about affirmative and negative covenants.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to, or guarantees with respect to, any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP in a consistent manner. The preparation of these financial statements requires the selection and application of accounting policies. Further, the application of GAAP requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience, current trends and various other assumptions (including with respect to the uncertain impact of COVID-19), that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2020 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the First Nine Months of Fiscal 2021. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2020 Form 10-K.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands and principal markets is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has the lowest net sales compared to other quarters and has incurred operating losses in many years. Further, the impact of the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next. Therefore, we do not believe that net sales or operating income for any particular quarter or year are indicative of the expected distribution in future years, particularly in light of the COVID-19 pandemic’s significant impact on our Fiscal 2020 and Fiscal 2021 operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2020 Form 10-K. There have not been any material changes in our exposure to these risks during the First Nine Months of Fiscal 2021.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the Third Quarter of Fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the Third Quarter of Fiscal 2021, we did not make any unregistered sales of equity securities.
(c)	We have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in our Fiscal 2020 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Third Quarter of Fiscal 2021, no shares were repurchased pursuant to these plans.

On December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the Third Quarter of Fiscal 2021, we did not repurchase any shares of our stock pursuant to any previous authorization.

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

Click or tap here to enter text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 9, 2021	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President and Chief Financial Officer
(Authorized Signatory)