Form 10-K
period 2022-01-29
OXFORD INDUSTRIES INC
filed 2022-03-28
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
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

As of July 30, 2021, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $1,167,095,666. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant’s voting stock (based on Schedule 13G filings made as of or prior to July 30, 2021) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 25, 2022
Common Stock, $1 par value	16,466,183

Documents Incorporated by Reference

Portions of our proxy statement for our Annual Meeting of Shareholders to be held on June 14, 2022 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of the coronavirus (COVID-19) pandemic on our business, operations and financial results, including due to uncertainties about scope and duration, supply chain disruptions, future store closures or other operating restrictions or the impact on consumer traffic, any or all of which may also affect many of the following risks; demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products; supply chain disruptions, including the potential lack of inventory to support demand for our products, which may be impacted by capacity constraints, closed factories, and cost and availability of freight deliveries; costs and availability of labor; costs of products as well as the raw materials used in those products; energy costs; the ability of business partners, including suppliers, vendors, licensees and landlords, to meet their obligations to us and/or continue our business relationship to the same degree in light of current or future staffing shortages, liquidity challenges and/or bankruptcy filings; retention of and disciplined execution by key management and other critical personnel; cybersecurity breaches; changes in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties; the timing of shipments requested by our wholesale customers; weather; fluctuations and volatility in global financial markets; the timing and cost of store and restaurant openings and remodels, technology implementations and other capital expenditures; acquisition activities, including our ability to timely recognize expected synergies from acquisitions; expected outcomes of pending or potential litigation and regulatory actions; access to capital and/or credit markets; and factors that could affect our consolidated effective tax rate. Forward-looking statements reflect our expectations at the time such forward looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Risks Related to our Industry and Macroeconomic Conditions
●	The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our business, revenues, financial condition and results of operations.
●	Our business and financial condition are heavily influenced by general economic and market conditions which are outside of our control.
●	We operate in a highly competitive industry with significant pricing pressures and heightened customer expectations.
●	Failure to anticipate and adapt to changing fashion trends and consumer preferences could harm our reputation and financial performance.
●

Our operations and those of our suppliers, vendors and wholesale customers may be affected by changes in weather patterns, natural or man-made disasters, public health crises, war, terrorism or other catastrophes.

Risks Related to our Business Strategy and Operations
●	Failure to maintain the reputation or value of our brands could harm our business operations and financial condition.
●	Our inability to execute our direct to consumer and portfolio-level strategies in response to shifts in consumer shopping behavior could adversely affect our financial results and operations.
●	We may be unable to grow our business through organic growth, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
●	The acquisition of new businesses is inherently risky, and we cannot be certain that we will realize the anticipated benefits of any acquisition.
●	The divestiture or discontinuation of businesses and product lines could result in unexpected liabilities and adversely affect our financial condition, cash flows and results of operations.
●	Our business could be harmed if we fail to maintain proper inventory levels.
●	We are subject to risks associated with leasing real estate for our retail stores and restaurants.
●	We may make use of debt to finance our operations, which could expose us to risks that adversely affect our business, financial position and operating results.
●	The loss of one or more of our key wholesale customers, or a significant adverse change in a customer’s financial position, could negatively impact our net sales and profitability.
Risks Related to Cybersecurity and Information Technology
●	Cybersecurity attacks and/or breaches of information security or privacy could disrupt our operations, cause us to incur additional expenses, expose us to litigation and/or cause us financial harm.
●	Our operations are reliant on information technology, and any interruption or other failure could have an adverse effect on our business or results of operations.
●	Reliance on outdated technology or failure to upgrade our information technology systems and capabilities could impair the efficient operation of our business and our ability to compete.

●	Remote work arrangements could inhibit our ability to effectively operate our business and result in enhanced cybersecurity risks.
Risks Related to our Sourcing and Distribution Strategies
●

Our reliance on third party producers in foreign countries to meet our production demands exposes us to risks that could disrupt our supply chain, increase our costs and negatively impact our operations.

●	Our operations are dependent on the global supply chain, and the impact of supply chain constraints may adversely impact our business and operating results.
●	Any disruption or failure in our primary distribution facilities may materially adversely affect our business or operations.
●	Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.
●	Labor-related matters, including labor disputes, may adversely affect our operations.
●	Our international operations, including foreign sourcing, result in an exposure to fluctuations in foreign currency exchange rates.
●	Our geographic concentration of retail stores, restaurants and wholesale customers exposes us to certain regional risks.
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

●	As a multi-national apparel company, we may experience fluctuations in our tax liabilities and effective tax rate.
●	Impairment charges for goodwill or long-lived assets could have a material adverse impact on our financial results.
●	Any failure to maintain liquor licenses or comply with applicable regulations could adversely affect the profitability of our restaurant operations.
General Risks
●

Our business depends on our senior management and other key personnel, and failure to successfully attract, retain and implement succession of our senior management and key personnel or to attract, develop and retain personnel to fulfill other critical functions may have an adverse effect on our operations and ability to execute our strategies.

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

DEFINITIONS

As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means the Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "TBBC" means The Beaufort Bonnet Company; "U.S. Tax Reform" means the United States Tax Cuts and Jobs Act; and “CARES Act” means the Coronavirus Aid, Relief and Economic Security Act. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2023	53 weeks ending February 3, 2024
Fiscal 2022	52 weeks ending January 28, 2023
Fiscal 2021	52 weeks ended January 29, 2022
Fiscal 2020	52 weeks ended January 30, 2021
Fiscal 2019	52 weeks ended February 1, 2020
Fiscal 2018	52 weeks ended February 2, 2019
Fiscal 2017	53 weeks ended February 3, 2018
Fourth quarter Fiscal 2021	13 weeks ended January 29, 2022
Third quarter Fiscal 2021	13 weeks ended October 30, 2021
Second quarter Fiscal 2021	13 weeks ended July 31, 2021
First quarter Fiscal 2021	13 weeks ended May 1, 2021
Fourth quarter Fiscal 2020	14 weeks ended January 30, 2021
Third quarter Fiscal 2020	13 weeks ended October 31, 2020
Second quarter Fiscal 2020	13 weeks ended August 1, 2020
First quarter Fiscal 2020	13 weeks ended May 2, 2020

PART I

Item 1.   Business

BUSINESS AND PRODUCTS

Overview

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer, Southern Tide, TBBC and Duck Head lifestyle brands. Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection can command greater loyalty and higher price points and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them. We believe the principal competitive factors in the apparel industry are the reputation, value, and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.

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

Tommy Bahama and Lilly Pulitzer, in the aggregate, represented 90% of our consolidated net sales in Fiscal 2021. During Fiscal 2021, 80% of our consolidated net sales were through our direct to consumer channels of distribution, which consists of our brand specific full-price retail stores and e-commerce websites, Tommy Bahama food and beverage operations and Tommy Bahama outlets. During Fiscal 2021, our breakdown of our consolidated net sales by direct to consumer channel was as follows: full-price retail of $386 million, or 34%; e-commerce of $369 million, or 32%, food and beverage of $96 million, or 8%, and outlet operations of $57 million, or 5%. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a digital or physical setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands.

Our 186 full-price retail stores allow us the opportunity to carry a full line of current season merchandise, including apparel, accessories and other products, all presented in an aspirational brand-specific atmosphere. We believe that our full-price retail stores provide high visibility for our brands and products and allow us to stay close to the preferences of our consumers. Further, we believe that our presentation of products and our strategy to operate the full-price retail stores with limited in-store promotional activities enhance the value and reputation of our lifestyle brands and, in turn, strengthen our business and relationships with key wholesale customers. While about one-half of our retail locations are located in resort or travel-to destinations and states, we believe there are also opportunities in both warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.

Our brand-specific e-commerce business continues to grow, and our e-commerce sales are expected to exceed full-price retail sales in Fiscal 2022. Our e-commerce business is very profitable for our lifestyle brands as we have average e-commerce order values in excess of $125 and a high full-price gross margin of approximately 70%. Our high average order value and high gross margins allow us to absorb any incremental picking, packing and freight expense associated with operating an e-commerce business and still maintain a high profit margin on e-commerce sales.

The remaining 20% of our net sales was generated through our wholesale distribution channels. Our wholesale operations include net sales of products bearing our lifestyle brands. The wholesale operations complement our direct to consumer operations and provide access to a larger base of consumers. Our wholesale operations include sales to various specialty stores, Signature Stores, better department stores, multi-branded e-commerce retailers and other retailers. As we seek to maintain the integrity of our lifestyle brands by limiting promotional activity in our retail stores and e-commerce websites, we generally target wholesale customers that follow this same approach. In Fiscal 2021, our wholesale sales also included $25 million of net sales, by our Lanier Apparel operating group, which we exited in Fiscal 2021.

We operate in a highly competitive apparel market that continues to evolve rapidly with the expanding application of technology to fashion retail. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands and retailers. As a result, consumers have more information and greater control over information they receive as well as broader, faster and cheaper access to goods than ever before. This is revolutionizing the way that consumers shop for fashion and other goods, which continues to be evidenced by weakness and store closures for certain department stores and mall-based retailers, decreased consumer retail traffic, a more promotional retail environment, expansion of off-price and discount retailers, and a shift from bricks and mortar to internet purchasing. The competitive and evolving environment requires that brands and retailers approach their operations, including marketing and advertising, very differently than they had historically and may result in increased operating costs and capital investments to generate growth or even maintain sales levels.

The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries. Also, in recent years prior to the COVID-19 pandemic consumers have chosen to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories.

Many of the changes in the industry noted above were accelerated or exacerbated by the COVID-19 pandemic. Additionally, in Fiscal 2021, the United States economy, as well as the apparel retail industry and our own business operations, began experiencing very strong growth in consumer demand and also began encountering various challenges including labor shortages, supply chain disruptions and product and operating cost increases. These items have continued to impact the apparel retail industry and our business into Fiscal 2022. We, as well as others in our industry, have increased prices to attempt to offset these significant inflationary pressures.

Investments and Opportunities

While the evolution in the fashion retail industry presents significant risks, especially for traditional retailers and others who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment. We believe our lifestyle brands have true competitive advantages in this new retailing paradigm, and we continue to invest in and leverage technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long term while managing the various challenges facing our industry. Further, each of our brands aims to further enhance its customer-focused, dynamic, thriving, digitally-driven, mobile-centered, cross-channel personalized and seamless shopping experience that recognizes and serves customers in their brand discovery and purchasing habits of the future.

Meanwhile, we must be very diligent in our effort to avoid compromising the integrity of our brands by maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represented less than 10% of our consolidated net sales in Fiscal 2021.

In recent years, an important initiative for us was to increase the profitability of the Tommy Bahama operating group, which generated an 8% operating margin in Fiscal 2019. While we made progress on this initiative prior to the

COVID-19 pandemic, these efforts were really evident in our Fiscal 2021 operating results, when Tommy Bahama increased sales by 7% compared to Fiscal 2019 and generated a 15% operating margin. This initiative remains a focus area for the long-term prospects of the business, with continued focus on sustaining our Fiscal 2021 gross margin and operating margin through many of the same areas of emphasis, including: product cost reductions; selective price increases; reducing inventory purchases; refining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; and taking a more conservative approach to retail store openings and lease renewals.

In order to maximize the success of each of our brands, we believe we must continue to invest in our lifestyle brands to take advantage of their long-term growth opportunities. Future investments include capital expenditures primarily related to the direct to consumer operations, such as technology enhancements, e-commerce initiatives and retail store and food and beverage build-out for new, relocated or remodeled locations, as well as distribution center enhancements and administrative office expenditures.

While we believe we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, we will continue to evaluate opportunities to add additional lifestyle brands to our portfolio if we identify appropriate targets that meet our investment criteria and/or take strategic measures to return capital to our shareholders as and when circumstances merit.

Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business are described in Part I, Item 1A. Risk Factors of this report.

COVID-19 Pandemic

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations in Fiscal 2020 and Fiscal 2021. In Fiscal 2020, due to the COVID-19 pandemic, we temporarily closed all our retail and restaurant locations, resulting in a reduction in net sales and a significant net loss after many years of profitable operating results. We began reopening our stores and restaurants in the Second Quarter of Fiscal 2020 in a phased approach in accordance with local government guidelines and with additional safety protocols. After reopening many of our locations, we continued to experience reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations to varying degrees. There can be no assurance that additional closures will not occur in the future as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. In addition, the shift from in-store shopping to online shopping accelerated in Fiscal 2020 and continued in Fiscal 2021 resulting in strong growth in our e-commerce businesses.

Our mission remains the enhancement of long-term shareholder value and during Fiscal 2020, we took several actions to mitigate the impact of the COVID-19 pandemic on our business, operations and liquidity, including furloughs, salary reductions, modifying arrangements with suppliers and wholesale customers, renegotiating rental arrangements with landlords, reducing our dividend and taking advantage of government relief programs.

In Fiscal 2021, the economic environment improved significantly with a rebound in retail traffic. This improved environment and exceptionally strong consumer demand drove record net earnings. There can be no assurance that these trends will continue for our business or the broader retail apparel market. There remains significant uncertainty as to the duration and severity of the pandemic as well as the associated impact of changes in consumer discretionary spending habits, supply chain and other business disruptions, operating cost increases and inflationary pressures, general economic conditions and restrictions on our ongoing operations that result from the COVID-19 pandemic. Thus, the ultimate impact of the pandemic on our business remains uncertain at this time.

Operating Groups

We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Our business has historically been operated primarily through our Tommy Bahama, Lilly Pulitzer, Southern Tide and Lanier Apparel reportable operating groups. For additional information about each of our reportable operating groups as well as Corporate and Other, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 to our consolidated financial statements, each included in this report. The table below presents certain financial information about each of our operating groups, as well as Corporate and Other (in thousands).

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net Sales (1)
Tommy Bahama	$724,305	$419,817	$676,652
Lilly Pulitzer	298,995	231,078	284,700
Southern Tide	54,050	34,664	46,409
Lanier Apparel (2)	24,858	38,796	95,200
Corporate and Other	39,871	24,478	19,829
Consolidated net sales	$1,142,079	$748,833	1,122,790
Operating Income (Loss) (1)
Tommy Bahama	$111,733	$(53,310)	$53,207
Lilly Pulitzer	63,601	27,702	51,795
Southern Tide (3)	9,968	(64,801)	5,554
Lanier Apparel (2)	4,888	(26,654)	1,953
Corporate and Other (4)	(24,687)	(6,786)	(18,834)
Consolidated Operating Income	$165,503	$(123,849)	93,675
(1)	The net sales and operating income (loss) of each operating group were negatively impacted by the COVID-19 pandemic starting in the First Quarter of Fiscal 2020.
(2)	In Fiscal 2020, we decided to exit our Lanier Apparel business, a business which had been focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic. The exit of Lanier Apparel was completed in Fiscal 2021.
(3)	Southern Tide included a $60 million impairment charge for goodwill and intangible assets in Fiscal 2020, with no such charges in Fiscal 2021 and Fiscal 2019.
(4)	Corporate and Other included a last-in, first-out (LIFO) accounting charge of $16 million, credit of $9 million and charge of $1 million in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

Tommy Bahama

Tommy Bahama designs, sources, markets and distributes men’s and women’s sportswear and related products. Tommy Bahama’s typical consumer is older than 45 years old, has a household annual income in excess of $100,000, lives in or travels to warm weather and resort locations and embraces a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as at better department stores, independent specialty stores and multi-branded e-commerce retailers. We also operate Tommy Bahama food and beverage locations and license the Tommy Bahama name for various product categories. During Fiscal 2021, 96% of Tommy Bahama’s sales were in the United States, with the remaining sales in Canada and Australia.

We believe that the attraction to our consumers of the Tommy Bahama brand, which was founded in 1992, is a reflection of our efforts over many years to maintain appropriate quality and design of our Tommy Bahama apparel, accessories and licensed products, limit the distribution of Tommy Bahama products to a select tier of retailers, and effectively communicate the relaxed and casual Tommy Bahama lifestyle. We expect to continue this approach for the brand in the future.

We believe there are ample opportunities to expand the direct to consumer reach of the Tommy Bahama brand in the future, while maintaining its historically select distribution. In order to take advantage of opportunities for long-term growth, we must continue to invest in the Tommy Bahama brand. These investments include capital expenditures and ongoing expenses to enhance e-commerce and other technology capabilities; open new stores and Marlin Bars; remodel and/or relocate existing stores and restaurants; maintain and upgrade our distribution and other facilities; and enhance our marketing efforts to communicate the lifestyle to existing and prospective consumers.

In recent years, an important initiative for us was to increase the profitability of the Tommy Bahama operating group, which generated an 8% operating margin in Fiscal 2019. While we made progress on this initiative prior to the COVID-19 pandemic, these efforts were really evident in our Fiscal 2021 operating results, when Tommy Bahama increased sales by 7% compared to Fiscal 2019 and generated a 15% operating margin. This initiative remains a focus area for the long-term prospects of the business, with continued focus on sustaining our Fiscal 2021 gross margin and operating margin through many of the same areas of emphasis including: product cost reductions; selective price increases; reducing inventory purchases; refining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; and taking a more conservative approach to retail store openings and lease renewals.

Direct to Consumer Operations

A key component of our Tommy Bahama strategy is to operate our e-commerce websites, stores and food and beverage concepts, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which the products are based. Our Tommy Bahama direct to consumer channels, which consist of retail store, e-commerce and restaurant operations, in the aggregate, represented 85% of Tommy Bahama’s net sales in Fiscal 2021. Retail store, e-commerce and restaurant net sales accounted for 47%, 25% and 15%, respectively, of Tommy Bahama’s net sales in Fiscal 2021.

Our direct to consumer approach includes various e-commerce websites, including the tommybahama.com website. Our Tommy Bahama e-commerce business, which generated $184 million of net sales in Fiscal 2021, has grown significantly over the last few years, including a 39% increase in net sales compared to Fiscal 2019. Our Tommy Bahama websites allow consumers to buy Tommy Bahama products directly from us via the internet. These websites also enable us to increase our database of consumer contacts, which allows us to communicate directly and frequently with consenting consumers. As we reach more customers in the future, we anticipate that our e-commerce distribution channel for Tommy Bahama will continue to grow at a faster pace than our retail store or wholesale operations.

Our direct to consumer strategy for the Tommy Bahama brand also includes locating and operating full-price retail stores in upscale malls, lifestyle shopping centers, resort destinations and brand-appropriate street locations. Generally, we seek to locate our full-price retail stores in shopping areas and malls that have high-profile or upscale consumer brand adjacencies. As of January 29, 2022, the majority of our Tommy Bahama full-price retail stores were in street-front locations or lifestyle centers with the remainder primarily in regional indoor malls, with a number of those regional indoor locations in resort travel destinations. We believe that we have opportunities for continued sales growth for our Tommy Bahama women’s business, which represented 33% and 31% of sales in our full-price direct to consumer operations in Fiscal 2021 and Fiscal 2019, respectively, with women’s swim representing about one-fourth of the women’s business.

As of January 29, 2022, we operated 21 Tommy Bahama food and beverage locations including 13 restaurants and eight Marlin Bar locations, generally adjacent to a Tommy Bahama full-price retail store location. These retail-food and beverage locations, which generated approximately 25% of Tommy Bahama’s net sales in Fiscal 2021, provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience. We do not anticipate that the majority of our retail locations will have an adjacent food and beverage location; however, we have determined that an adjacent food and beverage location can further enhance the image or exposure of the brand in select, high-profile, brand appropriate locations. The net sales per square foot in our domestic full-price retail stores that are adjacent to a food and beverage location have historically been approximately twice the sales per square foot of our other domestic full-price retail stores. We believe that the customer immersing themselves into the Tommy Bahama lifestyle by having a meal or a drink at the Tommy Bahama food and beverage location and visiting the adjacent retail store may entice the customer to purchase additional Tommy Bahama merchandise and potentially provide a memorable consumer experience that further enhances the relationship between Tommy Bahama and the consumer. The Marlin Bar concept, like our traditional restaurant locations, is adjacent to one of our retail locations and serves food and beverages, but in a smaller space and with food options more focused on small plate offerings rather than entrees. We believe that the smaller footprint, reduced labor requirements and lower required capital expenditure of the Marlin Bar concept provides us with the long-term potential for opening additional retail-food and beverage locations that are more in line with evolving customer trends toward fast casual dining, particularly with younger consumers.

For Tommy Bahama’s domestic full-price retail stores and retail-restaurant locations operating for the full Fiscal 2021 year, sales per gross square foot, excluding restaurant sales and restaurant space, were approximately $645, compared to approximately $615 in Fiscal 2019.

Disposal of discontinued or end of season inventory is an ongoing part of any apparel business and Tommy Bahama uses its outlet stores, sales to off-price retailers and selected initial markdowns in our full-price retail stores and on our e-commerce websites to sell its end of season or excess inventory. Our Tommy Bahama outlet stores, which generated 8% of our total Tommy Bahama net sales in Fiscal 2021, are generally located in outlet shopping centers that include other upscale retailers and serve an important role in overall inventory management by often allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. We believe that this approach has helped us protect the integrity of the Tommy Bahama brand by allowing our full-price retail stores to limit promotional activity while controlling the distribution of discontinued and out-of-season product. To supplement the clearance items sold in Tommy Bahama outlets, we merchandise our Tommy Bahama outlets with some made-for products. Historically, we expected to operate one outlet for approximately every three full-price retail stores, but with the implementation of Tommy Bahama’s Enterprise Order Management (EOM) system in late Fiscal 2020, which by providing a robust ship from store capability reduces the amount of required inventory purchases and also assists with end of season inventory clearance, the number of outlets required for our operations in the future will likely decrease resulting in us planning to close certain outlet stores upon expiration of the current lease term.

The table below provides certain information regarding Tommy Bahama retail stores and restaurants operated by us as of January 29, 2022.

	Full‑Price Retail	Retail‑Food & Beverage
	Stores	Locations (1)	Outlet Stores	Total
Florida	18	8	6	32
California	14	4	4	22
Texas	6	2	4	12
Hawaii	5	4	1	10
Nevada	4	1	—	5
New York	2	1	2	5
Other states	36	1	13	50
Total domestic	85	21	30	136
Canada	6	—	2	8
Total North America	91	21	32	144
Australia	11	—	3	14
Total	102	21	35	158
Average square feet per store (2)	3,400	4,300	4,400
Total square feet at year end (2)	350,000	90,000	155,000
(1)	Consists of 13 traditional format retail-restaurant locations and eight Marlin Bar locations.
(2)	Square feet for retail-restaurant locations consists of retail square footage and excludes square feet used in the associated restaurant operations.

During Fiscal 2021 Florida, California, Hawaii and Texas represented 27%, 16%, 12% and 9%, respectively, of our Tommy Bahama retail and restaurant sales.

The table below reflects the changes in store count for Tommy Bahama locations during Fiscal 2021.

	Full‑Price Retail	Retail‑Food & Beverage
	Stores	Locations	Outlet Stores	Total
Open as of beginning of fiscal year	105	20	35	160
Opened	1	1	1	3
Closed	(4)	—	(1)	(5)
Open as of end of fiscal year	102	21	35	158

In future periods, we anticipate that many of our new Tommy Bahama store openings will be Marlin Bar locations that are either new locations or conversions of existing full-price retail stores. Currently, we have one opening scheduled for Fiscal 2022, the conversion of the Tommy Bahama retail location in Palm Beach Gardens in Florida to a Marlin Bar, which is scheduled to open around the end of Fiscal 2022. We continue to look for other appropriate locations for retail stores and Marlin Bars. We believe that in Fiscal 2022, we may close a limited number of locations, including certain outlets and full-price retail locations.

The operation of retail stores, Marlin Bars and retail-restaurant locations requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. The cost of a traditional Tommy Bahama retail-restaurant location and a Marlin Bar is significantly more than the cost of a full-price retail store and can vary significantly depending on a variety of factors. Historically, the cost to build out our retail-restaurant locations was approximately $5 million, and the cost to build out our Marlin Bar locations has been approximately $3 million; however, the cost to build out a restaurant and Marlin Bar can vary significantly for certain locations. For most of our retail stores and our retail-food and beverage locations, the landlord often provides certain incentives to fund a portion of our capital expenditures.

Additionally, we incur capital expenditure costs related to periodic remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. We also incur capital expenditures when a lease expires, and we determine it is appropriate to relocate to a new location in the same vicinity as the previous store. Alternatively, when a lease expires, we may decide to close the store rather than relocating the store to another location or renewing the lease. The capital cost of store relocations is generally comparable to the cost of opening a new location.

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

Wholesale sales for Tommy Bahama accounted for 15% of Tommy Bahama’s net sales in Fiscal 2021. Approximately 10% of Tommy Bahama’s net sales reflects sales to major department stores with our remaining wholesale sales primarily to specialty stores. During Fiscal 2021, 11% of Tommy Bahama’s net sales were to Tommy Bahama’s 10 largest wholesale customers, with its largest customer representing less than 5% of Tommy Bahama’s net sales.

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

Lilly Pulitzer

Lilly Pulitzer designs, sources, markets and distributes upscale collections of women’s and girl’s dresses, sportswear and related products. The Lilly Pulitzer brand was originally created in the late 1950s by Lilly Pulitzer and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including among young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores, which are described below, and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. During Fiscal 2021, 34%, 34% and 13% of Lilly Pulitzer’s net sales were for women’s sportswear, dresses, and Luxletic apparel products, respectively, with the remaining sales consisting of Lilly Pulitzer accessories, including scarves, bags, jewelry and belts, children’s apparel, swim, footwear and licensed products.

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

Direct to Consumer Operations

Lilly Pulitzer’s direct to consumer distribution channel, which consists of e-commerce operations and full-price retail stores, represented 84% of Lilly Pulitzer’s net sales in Fiscal 2021. A key element of our Lilly Pulitzer strategy is the lillypulitzer.com website, which generated $150 million of net sales, or 50% of Lilly Pulitzer’s net sales, in Fiscal 2021. Another key component of our Lilly Pulitzer direct to consumer strategy is to operate our own Lilly Pulitzer stores, which represented 34% of Lilly Pulitzer’s net sales in Fiscal 2021.

The Lilly Pulitzer e-commerce business has experienced significant growth in recent years, and we anticipate that the net sales growth of the e-commerce business will remain strong in the future. We also use the Lilly Pulitzer website as an effective means of liquidating discontinued or out-of-season inventory in a brand appropriate manner and at gross margins in excess of 40% via e-commerce flash clearance sales. These sales create a significant amount of excitement with loyal Lilly Pulitzer consumers, who are looking for an opportunity to purchase Lilly Pulitzer products at a discounted price and are also important in attracting new consumers to the Lilly Pulitzer brand. These e-commerce flash clearance sales typically run for three days during the summer clearance period in September and for two days during the post-holiday clearance period in January, allowing the Lilly Pulitzer website to generally remain full-price for the remaining 360 days of the year. During Fiscal 2021, 21% of Lilly Pulitzer’s e-commerce sales, and 11% of Lilly Pulitzer’s net sales, were e-commerce flash clearance sales.

Our Lilly Pulitzer retail stores permit us to develop and build brand awareness by presenting Lilly Pulitzer products in a setting specifically designed to showcase the aspirational lifestyle on which they are based. Our retail store strategy for the Lilly Pulitzer brand includes operating full-price retail stores in higher-end lifestyle shopping centers and malls, resort destinations and brand-appropriate street locations. As of January 29, 2022, about 40% of our Lilly Pulitzer stores were located in outdoor regional lifestyle centers and approximately one-third of our Lilly Pulitzer stores were located in indoor regional malls, with the remaining locations in resort or street locations. In certain seasonal locations such as Nantucket and Watch Hill, our stores are only open during the resort season. Additionally, we may open temporary pop-up stores in certain locations.

Lilly Pulitzer’s full-price retail store sales per gross square foot for Fiscal 2021 were approximately $685 for the full-price retail stores which were open the full Fiscal 2021 year, as compared to $720 for Fiscal 2019.

The table below provides certain information regarding Lilly Pulitzer full-price retail stores as of January 29, 2022.

Number of
Full‑Price Retail
Stores
Florida	20
Massachusetts	7
North Carolina	4
Virginia	4
Ohio	3
Texas	3
Other	17
Total	58
Average square feet per store	2,500
Total square feet at year-end	145,000

During Fiscal 2021, 51% of Lilly Pulitzer’s retail sales were in stores located in Florida with no other state generating more than 10% of retail sales. The table below reflects the changes in store count for Lilly Pulitzer stores during Fiscal 2021.

Full‑Price Retail
Stores
Open as of beginning of fiscal year	59
Opened	2
Closed	(3)
Open as of end of fiscal year	58

Currently, we expect to open three new retail locations in Fiscal 2022, including Alpharetta, Georgia and Charlottesville, Virginia. Also, we are identifying sites or negotiating leases for other retail store locations and will continue to look for other appropriate locations in the future. We believe that in Fiscal 2022, we may close a limited number of locations at lease expiration. The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs.

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

Wholesale Operations

To complement our direct to consumer operations and have access to a larger group of consumers, we maintain wholesale operations for Lilly Pulitzer. These wholesale operations are primarily with Signature Stores, independent specialty stores, better department stores and multi-branded e-commerce retailers that generally follow a retail model approach with limited discounting. During Fiscal 2021, 16% of Lilly Pulitzer’s net sales were sales to wholesale customers. During Fiscal 2021, about one-third of Lilly Pulitzer’s wholesale sales were to Lilly Pulitzer’s Signature Stores, one-fifth of Lilly Pulitzer’s wholesale sales were to specialty stores and about one-fifth of Lilly Pulitzer’s wholesale sales, or less than 5% of Lilly Pulitzer’s net sales, were to department stores. The remaining wholesale sales were primarily to national accounts, including on-line retailers, and off-price retailers. Lilly Pulitzer’s net sales to its 10 largest wholesale customers represented 8% of Lilly Pulitzer’s net sales in Fiscal 2021 with its largest customer representing less than 5% of Lilly Pulitzer’s net sales.

An important part of Lilly Pulitzer’s wholesale distribution is sales to Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Lilly Pulitzer Signature Store, subject to certain conditions, including designating substantially all floor space specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of January 29, 2022, there were 49 Lilly Pulitzer Signature Stores.

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

Southern Tide

Southern Tide designs, sources, markets and distributes high-quality apparel bearing the distinctive Skipjack logo. Southern Tide offers an extensive selection of men’s shirts, pants, shorts, outerwear, ties, swimwear, footwear and accessories, as well as women’s and youth collections. Launched in 2006, Southern Tide combines the modern design elements of today’s youthful trends with love for the Southern culture and lifestyle. The brand has an appeal to all ages who have an appreciation for classic design, vibrant colors and a great fit and an affection for the coast. Southern Tide products can be found at independent specialty retailers, better department stores, Southern Tide Signature Stores which are described below, our Southern Tide website, southerntide.com, and our four Southern Tide retail stores. During Fiscal 2021, 67% of Southern Tide’s sales were wholesale sales, 26% of Southern Tide’s sales were e-commerce sales and 7% of Southern Tide’s sales were retail store sales.

We believe that there is significant opportunity to expand the reach of the Southern Tide brand by further increasing the wholesale presence of the brand and growing the direct to consumer business including e-commerce and retail sales. We believe that wholesale growth and expansion will be at a prudent pace as we believe that the integrity and success of the Southern Tide brand is dependent, in part, upon controlled wholesale distribution with careful selection of the retailers through which Southern Tide products are sold. We anticipate that the direct to consumer operations will grow at a faster pace than wholesale operations fueled by the addition of more owned Southern Tide retail stores in future years, as well as continued growth in our Southern Tide e-commerce operations. We opened the first owned Southern Tide retail store in the Fourth Quarter of Fiscal 2019, and as of January 29, 2022, had four retail stores, all located in Florida, with an average of 1,800 square feet per store.

We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Southern Tide brand. While we believe that these investments will generate long-term benefits, the investments, including retail store operating costs, may have a short-term, negative impact on Southern Tide’s operating margin given the current size of the Southern Tide business.

Wholesale Operations

At this time, 67% of Southern Tide’s business is a wholesale business with sales to independent specialty stores, department stores and Southern Tide Signature Stores. Southern Tide’s wholesale operations provide an opportunity to grow our business and have access to a large base of consumers. During Fiscal 2021, approximately 19% and 8% of Southern Tide’s sales were to department stores and Southern Tide Signature Stores, respectively. Southern Tide’s net sales to its 10 largest wholesale customers represented 32% of Southern Tide’s net sales in Fiscal 2021, with its largest customer representing 16% of Southern Tide’s net sales.

A component of Southern Tide’s wholesale distribution is sales to Signature Stores. For Signature Stores, we enter into license agreements whereby we grant the other party the right to independently operate one or more stores as a Southern Tide Signature Store, subject to certain conditions, including designating substantially all floor space specifically for Southern Tide products and adhering to certain trademark usage requirements. We sell products to these Southern Tide Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of January 29, 2022, there were 14 Signature Stores including stores in Florida, South Carolina, Massachusetts, Georgia and Connecticut. We anticipate some additional Signature Stores opening in the future. In addition, we believe there is opportunity for wholesale growth for Southern Tide in women’s apparel, which represented 18% of Southern Tide’s net sales in Fiscal 2021.

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

In Fiscal 2019, we opened our first owned Southern Tide retail store in Jacksonville, Florida. In Fiscal 2020, we opened retail stores in Fort Lauderdale and Miramar Beach, Florida, and in Fiscal 2021, we opened a store in Islamorada, Florida. In Fiscal 2022, we plan to open stores in Cary, North Carolina, in Estero, Florida and on 30A on the Florida panhandle. We continue to look at additional opportunities for new store locations.

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

Lanier Apparel

In Fiscal 2020, we decided to exit our Lanier Apparel business. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic. The exit of the Lanier Apparel business was completed in Fiscal 2021.

In Fiscal 2021, Lanier Apparel’s net sales were $25 million and represented 2% of our consolidated net sales. In Fiscal 2020, Lanier Apparel’s net sales were $39 million and represented 5% of our consolidated net sales. In connection with the exit of the Lanier Apparel business, we recorded pre-tax charges of $13 million in the Lanier Apparel operating group during Fiscal 2020 and a pre-tax benefit of $2 million in Fiscal 2021. The Lanier Apparel exit charges are discussed in Note 11 in our consolidated financial statements included in this report. We do not expect any revenues, or additional exit charges related to the Lanier Apparel business after Fiscal 2021.

Lanier Apparel designed, sourced and distributed branded and private label men’s apparel, primarily consisting of tailored clothing and casual pants, across a wide range of price points, but primarily at moderate price points. The moderate price point tailored clothing market has been an extremely competitive sector for years, with significant retail competition as well as increasing gross margin pressures due to retail sales price pressures and production cost increases. The majority of our Lanier Apparel products were historically sold under certain trademarks licensed to us by third parties including Kenneth Cole®, Dockers®, Cole Haan® and Nick Graham®. Additionally, we designed and marketed certain products for brands owned by us and private label apparel products for customers. Lanier Apparel products were sold through large retailers including department stores, discount and off-price retailers, warehouse clubs, national chains, specialty retailers, multi-branded e-commerce retailers and others.

Corporate and Other

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and any other items that are not allocated to the operating groups including LIFO accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our four operating groups. The operations of TBBC, Duck Head and our Lyons, Georgia distribution center are included in Corporate and Other. TBBC designs, sources, markets and distributes premium childrenswear including bonnets, hats, apparel, swimwear and accessories through the TBBC e-commerce website, thebeaufortbonnetcompany.com, as well as wholesale specialty retailers and its first retail store which opened in January 2022. Duck Head designs, sources, markets and distributes premium men’s apparel including pants, shorts and tops through wholesale specialty retailers and the Duck Head e-commerce website, duckhead.com.

TRADEMARKS

We own trademarks, many of which are very important and valuable to our business, including Tommy Bahama®, Lilly Pulitzer®, Southern Tide®, The Beaufort Bonnet Company® and Duck Head®. Generally, our trademarks are subject to registrations and pending applications throughout the world for use on apparel and, in some cases, apparel-related products, accessories, home furnishings and beauty products, as well as in connection with retail services. We continue to evaluate our worldwide usage and registration of our trademarks. In general, trademarks remain valid and enforceable as long as the trademarks are used in connection with our products and services in the relevant jurisdiction and the required registration renewals are filed. Important factors relating to risks associated with our trademarks include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

ADVERTISING AND MARKETING

During Fiscal 2021, we incurred $60 million, or 5% of net sales, of advertising expense. Advertising and marketing are an integral part of the long-term strategy for our lifestyle brands, and we therefore devote significant resources to these efforts. Thus, we believe that it is very important that our brands communicate regularly with consumers about product offerings or other brand events in order to maintain and strengthen connections with consumers. Our advertising emphasizes the respective brand’s image and lifestyle and attempts to engage individuals within the target consumer demographic and guide them on a regular basis to our e-commerce websites, retail stores or wholesale customers’ stores and websites in search of our products.

We increasingly utilize digital marketing, social media and email, as well as traditional direct mail communications, to interact with consumers. Our marketing may also include sponsorships, collaborations, and co-branding initiatives, which may be for a particular cause or non-profit organization that is expected to resonate with target consumers.

We vary our engagement tactics to elevate the consumer experience as we attract new consumers, drive conversion, build loyalty, activate consumer advocacy and address the transformation of consumer shopping behaviors. Our creative marketing teams design and produce imagery and content, social media strategies, email and print campaigns designed to drive traffic to our direct to consumer locations and websites as well as to increase influencer amplification. We attempt to increase our brand awareness through a strategic emphasis on technology and the elevation of our digital presence which encompasses e-commerce, mobile e-commerce, digital media, social media and influencer marketing. We are also investing in analytical capabilities to promote a more personalized experience across our distribution channels. We continue to innovate to better meet consumer online shopping preferences (e.g. loyalty, ratings and reviews and mobile phone applications) and build brand equity. The COVID-19 pandemic has had a significant impact on consumer behaviors and has accelerated the trend for a digital first consumer. This provided a catalyst for accelerating the implementation of new direct to consumer business models and consumer engagement programs, such as selling through social media.

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

We believe that highly visible full-price retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers to visit and buy merchandise. We believe that full-price retail stores attract new consumers and enhance the shopping experience of our existing customers, which will increase consumer brand loyalty, our net sales and sales of our products by our wholesale customers.

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

Although we place a high value on long-term relationships with our suppliers of apparel and related products and have used many of our suppliers for a number of years, we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. Thus, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with the greatest flexibility in identifying the appropriate manufacturers while considering quality, cost, timing of product delivery and other criteria. During Fiscal 2021, we purchased our products from approximately 250 suppliers, with a significant concentration of suppliers in Asia, with the 10 largest suppliers providing approximately 30% of our product purchases. During Fiscal 2021, no individual third party manufacturer, licensee or other supplier provided more than 10% of our product purchases in total or for our Tommy Bahama and Lilly Pulitzer operating groups. We generally acquire products sold in our restaurant operations from various third party domestic suppliers, with a particular emphasis on procuring sustainably sourced food and locally grown produce.

During Fiscal 2021 approximately 38%, 23%, and 11% of our apparel and related products acquired directly by us or via buying agents, were from producers located in China, Vietnam and Peru, respectively, with no other country representing more than 10% of such purchases. For Fiscal 2021, the percentage of products sourced from China for our Tommy Bahama and Lilly Pulitzer operating groups were 49% and 23%, respectively. We expect that the percentage of our products sourced from producers located in China will decrease in the future. While we are working to diversify our supplier base and reduce the concentration of manufacturing from China in the future, the majority of fibers included in our apparel and other products currently originate in China even if the products are manufactured elsewhere.

We purchase substantially all of our apparel and related products from third party producers as package purchases of finished goods, which are manufactured with oversight by us or our third party buying agents and to our design and fabric specifications. The use of contract manufacturers reduces the amount of capital investment required by us, as operating manufacturing facilities requires a significant amount of capital investment, labor and oversight. We depend on third party producers to secure a sufficient supply of specified raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. We believe that purchasing substantially all of our products as package purchases allows us to reduce our working capital requirements as we are not required to purchase, or finance the purchase of, the raw materials or other production costs related to our apparel and related product purchases until we take ownership of the finished goods, which typically occurs when the goods are shipped by the third party producers.

As the manufacture and transportation of apparel and related products for our brands may take as many as six months for each season, we typically make commitments, and our wholesale accounts place orders with us, months in advance of when products will arrive in our retail stores or our wholesale customers’ stores. We continue to seek ways to reduce the time required from design and ordering to bringing products to our customers. As our merchandising departments must estimate our requirements for finished goods purchases for our own retail stores and e-commerce sites based on historical product demand data and other factors, and as purchases for our wholesale accounts must be committed to prior to the receipt of customer orders, we carry the risk that we have purchased more inventory than will ultimately be desired or that we will not have purchased sufficient inventory to satisfy demand, resulting in lost sales opportunities.

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

On an ongoing basis we assess vendors’ compliance with the applicable code of conduct and applicable laws and regulations through audits performed by either our employees or our designated agents. We periodically review each tier 1 supplier’s compliance with our requirements and conduct social compliance audits more frequently depending on the severity of issues identified and the cooperation received during remediation. In Fiscal 2021, we conducted 138 risk assessments (including 80 surveys targeting forced labor risks) and 63 onsite audits of our tier 1 suppliers (including 40 full audits and 23 follow-up audits). Approximately 30% of onsite audits in Fiscal 2021 were conducted by a third party auditor. In the event we determine that a vendor is not abiding by our required standards, we work with the vendor to remediate the violation. If the violation is not satisfactorily remediated, we will discontinue use of the vendor.

CORPORATE SOCIAL RESPONSIBILITY

We believe that as a leading apparel company, we have a responsibility to reduce our environmental impact and make the world a better place for all people. Our Board is ultimately charged with overseeing the risks to our business on behalf of our shareholders, and we believe that our Board’s active involvement in oversight of environmental, social and governance (“ESG”) initiatives affords us tremendous benefits. We report routinely to our Board and/or various Board committees about ESG risks and strategies and communicate insights provided by our directors to our brands to assist in formulating ESG goals and initiatives. Within our Corporate team, we have a cross-functional steering committee comprised of our Vice President of Operations, our Vice President of Human Resources, our General Counsel, and our Senior Director of Strategic Planning and Business Development who, with input from our Executive Leadership Team, assess ESG opportunities within our industry and collaborate with our brands on potential opportunities to execute brand-specific ESG initiatives.

Reducing our Footprint

Our business operations – throughout the value chain – impact the environment, and we are committed to identifying and executing commercially viable environmental sustainability initiatives to further a safer, more sustainable world for the generations that follow us. Our brands are continuously working to improve sustainability in store and restaurant design and operations, and we have also undertaken efforts to implement sustainability measures at our offices and distribution centers. For example, we have made targeted efforts to ensure that new store buildouts are more sustainable and replaced all sales floor lighting with LED lighting in our Tommy Bahama and Lilly Pulitzer retail stores. Within Tommy Bahama, we have eliminated metal clips, eliminated tissue use and transitioned to packaging materials that contain a minimum of 40% recycled content. Each of our corporate offices and distribution centers implements recycling programs for materials such as paper, plastic, glass and aluminum.

Increasing our use of sustainable materials is and will continue to be a key priority, and we are excited to introduce products crafted from sustainable materials. For example, this Spring, we launched the Tommy Bahama Palm ModernTM line of women’s swimwear, made with 75% recycled nylon. At Southern Tide, we reintroduced the Shoreline shorts, beloved by customers for their versatility and comfort, in 100% recycled materials. Within our businesses, we also seek to use preferred materials that are more environmentally responsible than their conventional counterparts like LENZINGTM, ECOVEROTM Viscose and TENCELTM Modal and raw materials that are certified to the Global Organic Textile Standard or Global Recycled Standard.

Our operating groups also maintain and enforce restricted substances lists, which are informed by the American Apparel & Footwear Association Environmental Task Force restricted substances list, to ensure that the use of chemicals in our products complies with all applicable legal and safety requirements.

We participate in various trade initiatives and organizations to better inform ourselves about risks, opportunities and best practices. We are a proud member of the American Apparel & Footwear Association (AAFA), and all of our brands are signatories to the “Commitment to Responsible Recruiting” sponsored by the AAFA and the Fair Labor Association. Our Tommy Bahama business is a member of the Sustainable Apparel Coalition, and within our organization, we have membership in Better Cotton and partnerships with the Forest Stewardship Council (FSC) and FSC-certified suppliers.

Empowering our People

We believe that our long-term success as an organization relies on recruiting, developing, promoting and rewarding the best and most talented people within our industry. Diversity and inclusion are key components of our corporate responsibility framework, and we are committed to creating a culture where people have a sense of belonging and purpose to maximize their fullest potential. For more information about our workforce and diversity and inclusion initiatives, please refer to Part I, Item 1, Business—Human Capital Management.

Enriching our Communities

Since our founding in 1942, we have prided ourselves on being model citizens for the communities in which we operate. We focus our community initiatives on programs that can impact a broad set of constituents where we operate. Our community partners include the United Way of Greater Atlanta, the Woodruff Arts Center and Grady Hospital, and each of our operating groups partners with organizations improving quality of life in the communities where our customers and employees live and work, such as the Garden of Hope and Courage, the Breast Cancer Research Foundation, Folds of Honor and the Kentucky Children’s Hospital.

In 2020, we announced the launch of the Oxford Educational Access Initiative to further our goal of reducing economic and racial inequality through access to education. We believe that every child, regardless of race or economic circumstance, deserves the chance to learn and be successful. Over the course of four years beginning in 2021, we will give $1 million to community organizations with innovative program models that address a broad spectrum of educational challenges that children in underserved communities face. Each of our brands has selected recipient organizations that are working to address disparities in educational access and barriers to success for children in our local communities.

IMPORT RESTRICTIONS AND OTHER GOVERNMENT REGULATIONS

We are exposed to certain risks as a result of our international operations as substantially all of our merchandise, as well as the products purchased by our licensing partners, is manufactured by foreign suppliers. During Fiscal 2021, approximately 38%, 23% and 11% of our apparel and related products acquired directly by us or via buying agents, were from producers located in China, Vietnam and Peru, respectively, with no other country representing more than 10% of such purchases. Products imported by us, or imported by others and ultimately sold to us, are subject to customs, trade and other laws and regulations governing their entry into the United States and other countries where we sell our products, including various federal, state and local laws and regulations that govern any of our activities that may have adverse environmental, health and safety effects. Noncompliance with these laws and regulations may result in significant monetary penalties.

Substantially all of the merchandise we acquire is subject to certain duties which are assessed on the value of the imported product. These amounts represent a component of the inventories we sell and are included in cost of goods sold in our consolidated statements of operations. We paid total duties of more than $35 million on products imported into the United States directly by us in Fiscal 2021, with the average duty rate on those products of approximately 17% of the value of the imported product in Fiscal 2021. Duty rates vary depending on the type of garment, fiber content and country of origin and are subject to change in future periods. In addition, while the World Trade Organization’s member nations have eliminated quotas on apparel and textiles, the United States and other countries into which we import our products are still allowed in certain circumstances to unilaterally impose "anti-dumping" or "countervailing" duties in response to threats to their comparable domestic industries.

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

In addition, apparel and other related products sold by us are subject to stringent and complex product performance and security and safety standards, laws and other regulations. These regulations relate principally to product labeling, certification of product safety and importer security procedures. We believe that we are in material compliance with those regulations. Our licensed products and licensing partners are also generally subject to such regulations.

Important factors relating to risks associated with government regulations include those described in Part I, Item 1A. Risk Factors.

DISTRIBUTION CENTERS

We operate three distribution centers, with each operating group generally serviced by one distribution center. Our Auburn, Washington, and King of Prussia, Pennsylvania distribution centers serve our Tommy Bahama and Lilly Pulitzer operating groups, respectively. Our Lyons, Georgia distribution center provides primary distribution services for our smaller Southern Tide, TBBC and Duck Head businesses, as well as certain distribution services for our Lilly Pulitzer and Tommy Bahama businesses. In Fiscal 2021, we sold our Toccoa, Georgia distribution center, which previously serviced our Lanier Apparel operating group, which we exited in Fiscal 2021.

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

In Fiscal 2021, 80% of our net sales were direct to consumer sales, which are filled on a current basis; accordingly, an order backlog is not material to our business.

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

LICENSING AGREEMENTS

We license the Tommy Bahama, Lilly Pulitzer and Southern Tide trademarks to licensees in categories beyond our brands’ core product categories. We believe licensing is an attractive business opportunity for our larger lifestyle brands. Once a brand is more fully established, licensing typically requires modest additional investment but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a licensee for our brands, we consider the candidate’s experience, financial stability, sourcing expertise and marketing ability. We also evaluate the marketability and compatibility of the proposed licensed products with our own products.

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

In addition to our license arrangements for the specific product categories listed above, we may enter into certain international distributor agreements which allow those parties to distribute apparel and other products on a wholesale and/or retail basis within certain countries or regions. As of January 29, 2022, we have agreements for the distribution of Tommy Bahama products in the Middle East and parts of Latin America. The products sold by the distributors generally are identical to the products sold in our own Tommy Bahama stores. In addition to selling Tommy Bahama goods to wholesale accounts, the distributors may, in some cases, operate a limited number of their own retail stores. None of these international distributor agreements are expected to generate growth that would materially impact our operating results in the near term.

SEASONAL ASPECTS OF BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has the lowest net sales and net earnings compared to other quarters. Further, the impact of the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next. Therefore, we do not believe that net sales or operating income by quarter in Fiscal 2021 are necessarily indicative of the expected distribution in Fiscal 2022 or future periods, in light of, among other things, the COVID-19 pandemic’s more significant negative impact on the first quarter in Fiscal 2021.

HUMAN CAPITAL MANAGEMENT

Our key strategy is to own brands that make people happy, and we recognize that successful execution of our strategy starts with people. We believe treating people fairly and with respect is key to long-term success and, more importantly, is simply the right thing to do.

As of January 29, 2022, we employed approximately 4,700 individuals globally, more than 95% of whom were in the United States. Approximately 70% of our employees were retail store and restaurant employees. Our employee base fluctuates during the year, as we typically hire seasonal employees to support our retail store and restaurant operations, primarily during the holiday selling season. None of our employees as of January 29, 2022 was represented by a union.

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

Commitment to Human Rights and our Code of Conduct

We are committed to respecting human rights in our business operations, including throughout our supply chain and product life cycle. As part of our supplier audit processes, we conduct human rights due diligence to identify risks and work to mitigate them, and our supplier codes of conduct set forth minimum social responsibility requirements to ensure that the human rights of all people in our value chain are respected. We do not tolerate harassment, discrimination, violence or retaliation of any kind.

Our Code of Conduct applies to all employees, officers and directors in our organization and addresses, among other topics, compliance with laws, avoiding conflicts of interest, gifts and entertainment, bribery and kickbacks, anti-discrimination and anti-harassment and reporting misconduct. Our General Counsel takes responsibility for reviewing and refreshing our Code of Conduct; educating our team members about our expectations; and, as applicable, enforcing the Code of Conduct. All employees at the time of hire are required to read and certify compliance with the Code of Conduct and are given an opportunity to ask questions. In addition, our General Counsel targets live trainings with management-level employees about the expectations and requirements set forth in our Code of Conduct at least every three years.

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

In 2018, we launched an ongoing initiative to assess how well we are doing in managing performance, developing our people and putting our talent to its highest and best use across our company. Our aim is greater employee engagement and ultimately a more effective organization. As part of our commitment to our people, throughout our brands and businesses, we provide employees with training, growth and development opportunities, including on-the-job training, learning and development programs, and other educational programs. Outside of the United States, we work with outside partners familiar with the local markets and laws to ensure our rewards are competitive within that jurisdiction and support employee well-being.

Health and Safety

We are committed to maintaining a clean, safe and healthy work environment for all of our employees. We continue to carefully monitor guidelines published by the Center for Disease Control and Prevention with respect to COVID-19 and have continued to implement safety protocols consistent with applicable guidance and local requirements. We continue to review, monitor and revise our protocols, as appropriate.

Diversity & Inclusion

Our ongoing commitment to having the best people includes a commitment to equal opportunity. We believe in a diverse and inclusive workplace that respects and invites differing ideas and perspective. We have a number of initiatives to ensure that our hiring, retention and advancement practices promote fair and equal opportunities across our workforce and ensure that we will have the best people in the industry to support our businesses going forward.

Our diversity and inclusion strategies begin at the recruiting stage, where we seek to attract and hire the most qualified candidates possible, without regard to race, ethnicity, national origin, gender, age, sexual orientation, genetics or other protected characteristics. We reinforce our values and goals through our Code of Conduct and other workplace policies, with an anonymous, confidential ethics hotline that allows our employees to voice concerns. We also seek to ensure that our pay and rewards programs and advancement opportunities are consistent with our culture of equality.

As of January 29, 2022, our domestic workforce, which comprised over 95% of our employee population, was self-disclosed as 38% male, 62% female and less than 1% undisclosed or choosing not to identify. Among our management employees, who comprise approximately 17% of our workforce, the self-disclosed figures were 32% male, 68% female and less than 1% undisclosed or choosing not to identify. As of January 29, 2022, the self-disclosed ethnicity of our workforce was 61% white (not Hispanic or Latino) and 39% non-white, whereas for management employees, the self-disclosed ethnicity figures were 76% white (not Hispanic or Latino) and 24% non-white.

Notably, while our overall headcount increased from the end of Fiscal 2020 to the end of Fiscal 2021, our total population of non-white employees increased year-over-year by 24% relative to a 16% increase in white employees. Similarly, we saw an 11% increase in non-white management employees over the course of Fiscal 2021 relative to a 2% increase in white management employees.

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

Risks Related to our Industry and Macroeconomic Conditions

The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our business, revenues, financial condition and results of operations.

Since 2020, the COVID-19 pandemic has created tremendous uncertainty in the global economy, disrupted consumer spending and global supply chains and has had an adverse impact on our business, revenues and results of operations. In Fiscal 2020, we experienced a net sales decline of 33% from Fiscal 2019 and incurred a net loss of $96 million.

At various points during Fiscal 2020, all of our stores and restaurants were closed temporarily, as were all of the stores operated by our wholesale customers. Even after reopening, these physical locations were impacted by state and local government restrictions on occupancy levels, indoor dining and health and safety measures, which negatively impacted customer traffic to our locations.

The continued operation of our stores and restaurants, as well as many of our business activities, is dependent on, among other things, our personnel who work at these and other designated locations. In the event that an employee tests positive for COVID-19, we have had to, and may in the future have to, temporarily close one or more stores, restaurants, offices or distribution centers for cleaning and/or due to the unavailability of impacted employees, which could negatively impact our operations.

We also rely on suppliers outside of the United States to manufacture our products. As a result of COVID-19 and the measures designed to contain the spread of the virus, our third party suppliers, who are concentrated in Asia, have been, and may in the future be, impacted by materials, capacity, capability or labor constraints. The failure to timely deliver products to us in accordance with our specifications negatively impacts our inventory levels and our ability to have fresh, in-season product available for sale, which may adversely impact our revenues. In addition, we engage freight forwarders, logistics providers and third party shipping vendors to deliver products to us, our retail locations and/or our customers. Service delays or disruptions, restrictions on services available to us or price increases imposed by these vendors due to increased demand or operational challenges has and will continue to exacerbate these challenges, which could also result in lost sales, returns, requests for refunds, cancellation of orders or lost sales, any or all of which could harm our reputation and relationships with our customers.

The full extent of the impact of the COVID-19 pandemic on our business will depend on future developments, which remain highly uncertain and difficult to predict, including the duration, severity and sustained geographic spread of the pandemic, additional waves of increased infections, the virulence and spread of different strains of the virus, and the extent to which associated prevention, containment, remediation and treatment efforts, including global vaccination programs and vaccine acceptance, are successful.

Further, even after containment of the virus, any prolonged reduction in consumer traffic, consumer willingness to visit malls, shopping centers or domestic resort areas or levels of consumer discretionary spending would result in a further loss of revenues. Any of the negative impacts of the COVID-19 pandemic, alone or in combination with others, could exacerbate many of the other risk factors discussed in this report. Although we did see a rebound in consumer spending and customer traffic to our physical locations during Fiscal 2021, the full extent to which the COVID-19 pandemic will negatively affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted.

Our business and financial condition are heavily influenced by general economic and market conditions which are outside of our control.

We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns, particularly in the United States. The demand for apparel products changes as regional, domestic and international economic conditions change and may be significantly impacted by trends in consumer confidence and discretionary consumer spending patterns. These trends may be influenced by employment levels; recessions; increases in inflation and interest rates; fuel and energy costs; tax rates; personal debt levels; savings rates; stock market and housing market volatility; shifting social ideology; and general uncertainty about the future. The factors impacting consumer confidence and discretionary consumer spending patterns are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy. In addition, as the growth in our direct to consumer operations continues to outpace our other operations, we may have increased exposure to certain risks associated with a volatile and unpredictable economic environment. Any decline in consumer confidence or change in discretionary consumer spending patterns could reduce our sales, increase our inventory levels, result in more promotional activities and/or lower our gross margins, any or all of which may adversely affect our business and financial condition.

We operate in a highly competitive industry with significant pricing pressures and heightened customer expectations.

We operate in a highly competitive industry in which the principal competitive factors are the reputation, value and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. The highly competitive apparel industry is characterized by low barriers to entry, with new competition entering the marketplace regularly. There are numerous domestic and foreign apparel designers, distributors, importers, licensors and retailers, some of whom are also our customers. Some of these companies may be significantly larger or more diversified than us and/or have significantly greater financial resources than we do.

Competition in the apparel industry is particularly enhanced in the digital marketplace for our rapidly growing e-commerce businesses, where there are new entrants in the market, greater pricing pressure and heightened customer expectations and competitive pressure related to, among other things, customer engagement, delivery speed, shipping charges and return privileges. In addition, fast fashion, value fashion and off-price retailers have shifted customer expectations of pricing for well-known brands and have contributed to additional promotional pressure in recent years.

These and other competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.

Failure to anticipate and adapt to changing fashion trends and consumer preferences could harm our reputation and financial performance.

We believe that our ability to compete successfully is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers when and where they seek it. Although certain of our products carry over from season to season, the apparel industry is subject to rapidly changing fashion trends and shifting consumer expectations, as evidenced by the recent acceleration of casualization trends in the apparel industry. The increasing shift to digital brand engagement and social media communication, as well as the attempted replication of our products by competitors, presents emerging challenges for our business. The apparel industry is also impacted by changing consumer preferences regarding spending categories generally, including shifts away from traditional consumer product spending and towards “experiential” spending and sustainable products. There can be no assurance that we will be able to successfully evaluate and adapt our products to align with evolving consumer preferences and changes in consumer demographics. Any failure on our part to develop and market appealing products could harm the reputation and desirability of our brands and products and/or result in weakened financial performance.

Our operations and those of our suppliers, vendors and wholesale customers may be affected by changes in weather patterns, natural or man-made disasters, public health crises, war, terrorism or other catastrophes.

Our sales volume and operations and the operations of third parties on whom we rely, including our suppliers, vendors, licensees and wholesale customers, may be adversely affected by unseasonable or severe weather conditions, natural or man-made disasters, public health crises, war, terrorist attacks, including heightened security measures and responsive military actions, or other catastrophes which may cause consumers to alter their purchasing habits or result in a disruption to our operations. Our business may also be adversely affected by instability, disruption or destruction, regardless of cause. These events may result in closures of our retail stores, restaurants, offices or distribution centers and/or declines in consumer traffic, which could have a material adverse effect on our business, results of operations or financial condition. Because of the seasonality of our business, the concentration of a significant proportion of our retail stores and wholesale customers in certain geographic regions, including a resort and/or coastal focus for most of our lifestyle brands, and the concentration of our sourcing and distribution center operations, the occurrence of such events could disproportionately impact our business, financial condition and operating results.

The Russian invasion of Ukraine in February 2022 and the financial and economic sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response is creating, and may continue to create, market disruption and volatility and instability in the geopolitical environment. The extent to which this conflict escalates to other countries and the resulting impact on the global market, including consumer confidence and spending in the United States, remains uncertain. We cannot predict if this situation will result in broader economic and security concerns or in material implications for our business. This event could have a material adverse effect on our business and operations.

Risks Related to our Business Strategy and Operations

Failure to maintain the reputation or value of our brands could harm our business operations and financial condition.

Our success depends on the reputation and value of our brand names. The value of our brands could be diminished by actions taken by us or by our licensees, wholesale customers or others who have an interest in our brands. Actions that could cause harm to our brands include failing to respond to emerging fashion trends or meet consumer quality expectations; selling products bearing our brands through distribution channels that are inconsistent with customer expectations; becoming overly promotional; or setting up consumer expectations for promotional activity for our products. In addition, social media is a critical marketing and customer acquisition strategy in today’s technology-driven retail environment, and the value of our brands could be adversely affected if we do not effectively communicate our brand message through social media vehicles, including with respect to our social responsibility and sustainability initiatives. The significant concentration in our portfolio heightens the risks we face if one of our larger brands is adversely impacted by actions we or third parties take with respect to that brand.

The improper or detrimental actions of a licensee or wholesale customer, including a third party distributor in an international market, could also significantly impact the perception of our brands. While we enter into comprehensive license and similar collaborative agreements with third party licensees covering product design, product quality, brand standards, sourcing, social compliance, distribution, operations, manufacturing and/or marketing requirements and approvals, there can be no guarantee our brands will not be negatively impacted through our association with products or concepts outside of our core apparel products and by the market perception of the third parties with whom we associate. In addition, we cannot always control the marketing and promotion of our products by our wholesale customers, and actions by such parties that adversely affect the appeal of our products could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales, gross margins and business operations.

The appeal of our brands may also depend on the perceived success of our environmental, social and governance (“ESG”) initiatives and our commitments to operating our business in a socially responsible fashion. ESG risks include increased stakeholder focus on environmental sustainability matters, including packaging and waste, animal welfare and land use. ESG risks may also include increased pressure to expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. The metrics we disclose may not meet stakeholder expectations and may impact our reputation and the value of our brands, and a failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business and financial performance.

Our inability to execute our direct to consumer and portfolio-level strategies in response to shifts in consumer shopping behavior could adversely affect our financial results and operations.

One of our key long-term initiatives over the last several years has been to grow our branded businesses through distribution strategies that allow our consumers to access our brands whenever and wherever they choose to shop. Our ability to anticipate and transform our business in response to the manner in which consumers seek to transact business and access products requires us to introduce new retail, restaurant and other concepts in suitable locations; anticipate and implement innovations in sales and marketing technology to align with our consumers’ shopping preferences; invest in appropriate digital and other technologies; establish the infrastructure necessary to support growth; maintain brand specific websites and mobile applications that offer the functionality and security customers expect; and effectively enhance our advertising and marketing activities, including our social media presence, to maintain our current customers and attract and introduce new consumers to our brands and offerings.

Even prior to the emergence of the COVID-19 pandemic, the retail apparel market was evolving very rapidly in ways that are disruptive to traditional fashion retailers. These changes included sustained declines in bricks and mortar retail traffic; entry into the fashion retail space by large e-commerce retailers and others with significant financial resources and enhanced distribution capabilities; increased costs to attract and retain consumers; increased investment in technology and multi-channel distribution strategies by large, traditional bricks and mortar and big box retailers; ongoing emphasis on off-price and fast fashion channels of distribution, in particular those who offer brand label products at clearance; and increased appeal for consumers of products that incorporate sustainable materials and processes in the supply chain and/or otherwise reflect their social or personal values. In response, fashion retailers and competing brands have increasingly offered greater transparency for consumers in product pricing and engaged in increased promotional activities, both online and in-store. These trends accelerated during the COVID-19 pandemic and are likely to continue to evolve in ways that may not yet be evident.

In response to these evolving and rapidly changing trends in consumer shopping behavior, we have made and expect to continue to make significant capital investments in expanding our digital capabilities and technologies in three key areas: mobile technology; digital marketing; and the digital customer experience. Although we experienced significant growth in our e-commerce businesses during both Fiscal 2020 and Fiscal 2021, there is no assurance that we will realize a return on these investments or be successful in continuing to grow our e-commerce businesses over the long term.

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

A key component of our business strategy is organic growth in our brands. Organic growth may be achieved by, among other things, increasing sales in our direct to consumer channels; selling our products in new markets; increasing our market share in existing markets; expanding the demographic appeal of our brands; expanding our margins through product cost reductions, price increases or otherwise; expanding the customer reach of our brands through new and enhanced advertising initiatives; and increasing the product offerings and concepts within our various operating groups, such as the opening of additional Marlin Bars at Tommy Bahama and owned retail stores at Southern Tide and TBBC. Successful growth of our business is also subject to our ability to implement plans for expanding and/or maintaining our existing businesses at satisfactory levels. We may not be successful in achieving suitable organic growth, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Growth of our business through acquisitions of lifestyle brands that fit within our business model is a component of our long-term business strategy. The competitive climate for desirable acquisition candidates drives higher market multiples, and we may pay more to consummate an acquisition than the value we ultimately derive from the acquired business. Acquisitions may cause us to incur debt or make dilutive issuances of our equity securities, and may result in certain impairment or amortization charges in our statements of operations. In addition, we may not complete a potential acquisition for a variety of reasons but still incur material, unrecoverable costs in the preliminary stages of evaluating and pursuing an acquisition. Additionally, as a result of acquisitions, we may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence.

In addition, the benefits of an acquisition may not materialize to the extent or within the time periods anticipated. Integrating acquired businesses is a complex, time-consuming and expensive process. The integration process for newly acquired businesses could create a number of challenges and adverse consequences for us associated with the integration of product lines, support functions, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired business and our existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; operating a business in new geographic territories; diversion of the attention of our management from other areas of our business; and the impairment of relationships with customers of the acquired and existing businesses. Furthermore, certain acquisitions may also be structured utilizing contingent consideration based on the acquired business’ post-acquisition results, and the principals from whom we acquired such a business, many of whom may continue to operate the business as our employees, may have differing interests than those of our shareholders because of such arrangements.

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

The divestiture or discontinuation of businesses and product lines could result in unexpected liabilities and adversely affect our financial condition, cash flows and results of operations.

From time to time, we may also divest or discontinue businesses, product lines and/or wholesale relationships that do not align with our strategy or provide the returns that we expect or desire, such as our Fiscal 2021 exit of the Lanier Apparel business. Such dispositions and/or discontinuations may result in underutilization of our retained resources if the exited operations are not replaced with new lines of business, either internally or through acquisition. In addition, we may become responsible for unexpected liabilities, which could adversely affect our financial condition and results of operations.

Our business could be harmed if we fail to maintain proper inventory levels.

Many factors, such as economic conditions, fashion trends, consumer preferences, the financial condition of our wholesale customers and weather, make it difficult to accurately forecast demand for our products. In order to meet the expected demand for our products in a cost-effective manner, we make commitments for production several months prior to our receipt of goods and typically without firm commitments from our customers. Depending on the demand for our products, we may be unable to sell the products we have ordered or that we have in our inventory, which may result in inventory markdowns, costs incurred to cancel inventory purchases or the sale of excess inventory at discounted prices and through off-price channels. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate the timing or extent of demand for our products or if we are unable to access our products when we need them, for example due to a third party manufacturer’s inability to source materials or produce goods in a timely fashion or as a result of delays in the delivery of products to us, issues which have been exacerbated by the COVID-19 pandemic, we may experience inventory shortages, which might result in lost sales, unfilled orders, negatively impacted customer relationships, and diminished brand loyalty, any of which could harm our business. These risks relating to inventory may also escalate as our direct to consumer sales, for which we do not have any advance purchase commitments, continue to increase as a proportion of our consolidated net sales.

We are subject to risks associated with leasing real estate for our retail stores and restaurants.

We lease all of our retail store and restaurant locations. Successful operation of our retail stores and restaurants depends, in part, on our ability to identify desirable, brand appropriate locations; the overall ability of the location to attract a consumer base sufficient to make sales volume profitable; our ability to negotiate satisfactory lease terms and employ qualified personnel; and our ability to timely construct and complete any build-out and open the location in accordance with our plans, which could be delayed due to supply chain constraints and/or labor or materials shortages. A decline in the volume of consumer traffic at our retail stores and restaurants, due to economic conditions, shifts in consumer shopping preferences or technology, a decline in the popularity of malls or lifestyle centers in general or at those in which we operate, the closing of anchor stores or other adjacent tenants or otherwise, all of which were exacerbated by the COVID-19 pandemic, could continue to have a negative impact on our sales, gross margin and results of operations. Our growth may be limited if we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level or the local market reception to a new retail store opening is inconsistent with our expectations.

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

Furthermore, a deterioration in the financial condition of shopping center operators or developers could, for example, limit their ability to invest in improvements and finance tenant improvements for us and other retailers and lead consumers to view these locations as less desirable. In addition, if our e-commerce businesses continue to grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online through our websites rather than from our physical stores, thereby reducing the financial performance of our bricks-and-mortar operations, which could have a material adverse effect on our results of operations or financial condition.

We may make use of debt to finance our operations, which could expose us to risks that adversely affect our business, financial position and operating results.

Our cash requirements vary as a result of the seasonality of our business, investments in our operations and working capital needs. The continued growth of our business depends on our access to sufficient funds. If the need arises in the future to finance expenditures in excess of those supported by our U.S. Revolving Credit Agreement, we may need to seek additional funding through debt or equity financing. Our ability to obtain that financing will depend on many factors, including prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. The terms of any such financing or our inability to secure such financing could adversely affect our ability to execute our strategies, and the negative covenants in our debt agreements, now or in the future, may increase our vulnerability to adverse economic and industry conditions and/or limit our flexibility in carrying out our business strategy and plans.

In addition, we have interest rate risk on indebtedness under our variable rate U.S. Revolving Credit Agreement. Our exposure to variable rate indebtedness may increase in the future, based on our debt levels and/or the terms of future financing arrangements. Further, an anticipated increase in the interest rate environment would require us to pay a greater amount towards interest if and when we access capital under our U.S. Revolving Credit Agreement or other financing arrangements.

The loss of one or more of our key wholesale customers, or a significant adverse change in a customer’s financial position, could negatively impact our net sales and profitability.

We generate a material percentage of our wholesale sales, which was 20% of our net sales in Fiscal 2021, from a few key customers. In Fiscal 2021, our largest customer represented 4% of our consolidated net sales. Over the last several years, department stores and other large retailers have faced increased competition from online competitors, declining sales and profitability and tightened credit markets, resulting in store closures, bankruptcies and financial restructurings. These challenges were exacerbated by the COVID-19 pandemic and resulting economic downturn. Restructuring of our customers’ operations, continued store closures or increased direct sourcing by customers could negatively impact our net sales and profitability.

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

Despite our implementation of security measures, if an actual or perceived data security breach occurs, whether as a result of cybersecurity attacks, computer viruses, vandalism, ransomware, human error or otherwise, or if there are perceived vulnerabilities in our systems, the image of our brands and our reputation and credibility could be damaged, and, in some cases, our continued operations may be impaired or restricted. Ongoing and increasing costs to enhance cybersecurity protection and prevent, eliminate or mitigate vulnerabilities and comply with required security or other measures under state, federal and international laws, which may include deploying additional personnel and protection technologies, training employees and engaging third party experts and consultants, are significant. Although we have business continuity plans and other safeguards in place, our operations may be adversely affected by an actual or perceived data security breach. Costs to resolve any litigation or to investigate and remediate any actual or perceived breach could result in significant financial losses and expenses, as well as lost sales. While we continue to evolve and modify our business continuity plans, there can be no assurance in an escalating threat environment that they will be effective in avoiding disruption and business impacts.

As part of our routine operations, we also contract with third party service providers to store, process and transmit personal information of our customers and employees. Although we may contractually require that these providers implement reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur at their location or within their systems. Privacy breaches of confidential information stored or used by our third party service providers or disruptions in their systems may expose us to the same risks as a breach of our own systems, including negative publicity, potential out-of-pocket costs and adverse effects on our business and customer relationships.

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

We similarly rely on the information technology resources of third parties, including logistics providers. In February 2022, Expeditors International of Washington Inc. announced that it was the subject of a targeted cyberattack, which resulted in a shutdown of its ability to conduct operations, resulting in a delay in the delivery of our products. In light of the current geopolitical environment, there are heightened risks that our information technology systems, as well as those of third parties on whom we rely in order to conduct our operations, could be compromised by threat actors.

Reliance on outdated technology or failure to upgrade our information technology systems and capabilities could impair the efficient operation of our business and our ability to compete.

Any failure to timely upgrade our technology systems and capabilities may impair our ability to market, sell and deliver products to our customers, efficiently conduct our operations, facilitate customer engagement in today’s digital marketplace and/or meet the needs of our management. We regularly evaluate upgrades or enhancements to our information systems to more efficiently and competitively operate our businesses, including periodic upgrades to digital commerce and marketing, warehouse management, guest relations, omnichannel and/or enterprise order management systems in our businesses. Digital commerce and marketing have continued to increase in importance to our business, and we have invested and will continue to invest significant capital in the digital strategies, systems, expertise and capabilities necessary for us to compete effectively in this arena. Upgrades to our systems may be expensive undertakings, may not be successful and/or could be abandoned, as we did in the Fourth Quarter of Fiscal 2020 with a Tommy Bahama information technology project. We may also experience difficulties during the implementation, upgrade or subsequent operation of our systems, including the risk of introducing cybersecurity vulnerabilities into our systems or the loss of certain functionality, information from our legacy systems and/or efficient interfaces with third party and continuing systems. Temporary processes or solutions, including manual operations, which may be required to be instituted in the short term could also significantly increase the risk of loss or corruption of data and information.

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

We source substantially all of our products from non-exclusive, third party producers located in foreign countries. Although we place a high value on long-term relationships with our suppliers, we do not have long-term supply contracts but instead conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We also depend on the ability of these third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity, and in some cases, the products we purchase and the raw materials that are used in our products are available only from one source or a limited number of sources. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of available production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. In addition, we may experience disruptions in our supply chain as we continue to diversify the jurisdictions from which we source products. Any such difficulties may impact our ability to deliver quality products to our customers on a timely basis, increase our costs, negatively impact our customer relationships and result in lower net sales and profits.

Our operations are dependent on the global supply chain, and the impact of supply chain constraints may adversely impact our business and operating results.

Starting in the latter part of Fiscal 2020 and continuing into the early part of Fiscal 2022, our operations have been, and are expected to be, impacted by supply chain constraints, labor shortages and raw material shortages, resulting in increased costs for raw materials, longer lead times, port congestion and increased freight costs caused, in part, by the COVID-19 pandemic, increased consumer demand, the uncertain economic environment, and other macroeconomic trends. As a result of these factors within the global supply chain, our gross margins were negatively impacted during Fiscal 2021. We also rely on logistics providers to transport our products to our distribution centers in the United States. During Fiscal 2021, international shipping to the United States was disrupted and delayed. Continued or additional delays in shipping may cause us to have to use more expensive air freight or other more costly methods to ship our products. Failure to adequately produce and timely ship our products to customers could lead to increased costs and lost sales, negatively impact our relationships with customers, and adversely impact our brand reputation.

Any disruption or failure in our primary distribution facilities may materially adversely affect our business or operations.

We rely on our primary distribution facilities in order to support our direct to consumer and wholesale operations, meet customer fulfillment expectations, manage inventory, complete sales and achieve operating efficiencies. We may have a greater risk than our peers due to the concentration of our distribution facilities, as substantially all of our products for each operating group are distributed through one or two principal distribution centers. The primary distribution facilities that we operate are as follows: a distribution center in Auburn, Washington dedicated to our Tommy Bahama products; a distribution center in King of Prussia, Pennsylvania dedicated to our Lilly Pulitzer products; and a distribution center in Lyons, Georgia primarily dedicated to supporting all of our brands. Although we continue to enhance our enterprise order management capabilities to deliver products from other physical locations, our ability to effectively support our direct to consumer and wholesale operations, meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of these distribution facilities, each of which manages the receipt, storage, sorting, packing and distribution of finished goods.

If any of our primary distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, including as a result of natural or man-made disasters, pandemics or epidemics (including, for example, the COVID-19 pandemic), human error, or cybersecurity attacks or computer viruses, or if we are unable to receive or ship the goods in a distribution center, as a result of a technology failure, labor shortages or otherwise, we could experience a substantial loss of inventory, a reduction in sales, higher costs, insufficient inventory at our retail stores to meet consumer expectations and longer lead times associated with the distribution of our products. In addition, for the distribution facilities that we operate, there are substantial fixed costs associated with these large, highly automated distribution centers, and we could experience reduced operating and cost efficiencies during periods of economic weakness. Any disruption to our distribution facilities or in their efficient operation could negatively affect our operating results and our customer relationships.

Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.

We and our third party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. The cost of the materials and components that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, can fluctuate. We historically have not entered into any futures contracts to hedge commodity prices. In Fiscal 2021 and the early part of Fiscal 2022, the costs of raw materials, including cotton and oil, have rapidly increased, and we expect this inflationary pressure to continue during Fiscal 2022. These price increases could continue in future years.

Employment costs represented more than 40% of our consolidated SG&A in Fiscal 2021, and we have seen increases in the cost of labor in our retail, restaurant and distribution center operations as well as at many of our suppliers in recent years, which intensified during Fiscal 2021. Employment costs are affected by labor markets, as well as various federal, state and foreign laws governing matters such as minimum wage rates, overtime compensation and other requirements. In addition, in recent years, there has been significant political pressure and legislative action to increase the minimum wage rate in many of the jurisdictions in which we operate. We have also experienced increases in freight costs and distribution and logistics functions as a result of the COVID-19 pandemic and other factors and may continue to see such cost and capacity pressures, including as a result of the recent Russian invasion of Ukraine and related economic sanctions, which is expected to impact energy costs. Although we attempt to mitigate the effect of increases in our cost of goods sold, labor costs, occupancy costs, other operational costs and SG&A items through sourcing initiatives and by selectively increasing the prices of our products, we may be unable to fully pass on these costs to our customers, and material increases in our costs may reduce the profitability of our operations and/or adversely impact our results of operations.

Labor-related matters, including labor disputes, may adversely affect our operations.

We may be adversely affected as a result of labor disputes in our own operations or in those of third parties with whom we work. Our business depends on our ability to source and distribute products in a timely manner, and our new retail store and restaurant growth is dependent on timely construction of our locations. While we are not subject to any organized labor agreements and have historically enjoyed good employee relations, there can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees. In addition, potential labor disputes at independent factories where our goods are produced, shipping ports or transportation carriers create risks for our business, particularly if a dispute results in work slowdowns, lockouts, strikes or other disruptions during our peak manufacturing, shipping and selling seasons. Further, we plan our inventory purchases and forecasts based on the anticipated timing of retail store and restaurant openings, which could be delayed as a result of a number of factors, including labor disputes among contractors engaged to construct our locations or within government licensing or permitting offices or the unavailability of qualified contractors due to labor shortages. Any potential labor dispute, either in our own operations or in those of third parties on whom we rely, could materially affect our costs, decrease our sales, harm our reputation or otherwise negatively affect our operations.

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

Our operations and retail and restaurant locations are heavily concentrated in the United States and certain geographic areas within the United States, including Florida, California, Texas and Hawaii for our Tommy Bahama operations; Florida for our Lilly Pulitzer operations; and Florida for our Southern Tide operations, where six of seven total retail stores are anticipated to be open by the end of Fiscal 2022. Additionally, the wholesale sales for each of Tommy Bahama, Lilly Pulitzer and Southern Tide are also geographically concentrated, including in geographic areas where we have concentrations of our own retail store locations. Due to these concentrations, as well as our brands’ association with the resort lifestyle and destinations, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, public health crises, changing demographics and other factors.

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

In November 2021, the Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard (“ETS”) regulation requiring that all large employers, including us, require their employees to be fully vaccinated or tested for COVID-19 weekly. Certain local jurisdictions within the United States imposed similar requirements during Fiscal 2021 in response to the COVID-19 pandemic. Although OSHA withdrew the ETS regulation in January 2022, there can be no assurances that OSHA or state or local agencies will not attempt to impose similar regulations as a result of any resurgence of the COVID-19 virus or variants. If any such regulations go into effect on a widescale basis, it is difficult to predict the disruptions we may experience due to employee attrition and increased labor costs, which could materially adversely affect our business and operations.

In addition, the regulatory environment governing our use of individually identifiable data is complex, and compliance with new and modified state, federal and international privacy and security laws, such as the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020 and similar laws being enacted in other states, may require us to modify our operations and/or incur costs to make necessary systems changes and implement new administrative processes. In addition, because we process and transmit payment card information, we are subject to the payment card industry data security standard and card brand operating rules, which provide for a comprehensive set of rules relating to the retention and/or transmission of payment card information. If we do not comply with the applicable standards, we may be subject to fines or restrictions on our ability to accept payment cards, which could have a material adverse effect on our operations.

Changes in international trade regulation could increase our costs and disrupt our supply chain.

Due to our international sourcing activities, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate. These risks include imposition of additional or new antidumping, countervailing or other duties, tariffs, taxes or quota restrictions; government-imposed restrictions as a result of public health issues, such as the COVID-19 pandemic; changes in customs procedures for importing apparel products; restrictions on the transfer of funds to or from foreign countries; and the issuance of sanctions and trade orders. Any of these factors may disrupt our supply chain, and we may be unable to offset any associated cost increases by shifting production to suitable manufacturers in other jurisdictions in a timely manner or at acceptable prices, and future regulatory actions or changes in international trade regulation may provide our competitors with a material advantage over us or render our products less desirable in the marketplace.

There have been periodic discussions, commentary and governmental actions regarding potentially significant changes to the United States’ trade policies and tariffs regarding China, from which we sourced 38% of our products in Fiscal 2021. It is unclear what changes might be considered or implemented, particularly in the current geopolitical environment, and what response to any such changes may be taken by other governments. Significant tariffs or other restrictions placed on Chinese imports and any related countermeasures that are taken by China could have an adverse effect on our financial condition or results of operations. In addition, the U.S. Customs and Border Protection has increasingly been enforcing laws related to the prevention of forced labor in importers’ supply chains, with a focus on commodities such as cotton, which is prevalent in our products. Any actions taken by customs officials to block products suspected of being manufactured with forced labor, whether or not accurate, could materially disrupt our supply chain, operations and financial results.

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

In Fiscal 2020 and Fiscal 2021, the U.S. Government issued withhold release orders in response to concerns regarding forced labor in the Xinjiang Uyghur Autonomous Region (the “XUAR”) of China. The XUAR is the source of significant amounts of cotton. Although we do not knowingly source any products from the XUAR and we have no known involvement with China’s Xinjiang Production and Construction Corporation (“XPCC”) or its affiliates, we could be subject to penalties, fines or sanctions if any of the factories from which we purchase goods is found or suspected to have dealings, directly or indirectly, with XPCC or entities with which it may be affiliated. Also, while we have diversified the jurisdictions from which we source products, our manufacturing operations remain concentrated in China, cotton is among the principal raw materials used in many of our goods and even the cotton used in our products manufactured outside of China largely originated in Chinese fabric mills. The presence or perception of forced labor in our supply chain in spite of our efforts to ensure that our third party manufacturers and vendors meet human rights and labor standards could result in adverse impacts on our business, including the detention of goods at U.S. points of entry, challenges in identifying replacement vendors and harm to our reputation.

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

As a multi-national apparel company, we may experience fluctuations in our tax liabilities and effective tax rate.

As a multi-national apparel company, we are subject to income taxes in the United States and various foreign jurisdictions. We record our income tax liability based on an analysis and interpretation of local tax laws and regulations, which requires a significant amount of judgment and estimation. In addition, we may from time to time modify our operations in an effort to minimize our consolidated income tax expense. Our effective income tax rate in any particular period or in future periods may be affected by a number of factors, including a shift in the mix of revenues, income and/or losses among domestic and international sources during a year or over a period of years; changes in tax laws and regulations and/or international tax treaties; the outcome of income tax audits in various jurisdictions; the difference between the income tax deduction and the previously recognized income tax benefit related to the vesting of equity-based compensation awards; and the resolution of uncertain tax positions, any of which could adversely affect our effective income tax rate and profitability.

Further, changes to U.S. and foreign tax laws and compliance with new tax laws could have a material adverse effect on our tax expense, cash flows and operations. There have been recent proposals to, among other things, increase the U.S. corporate income tax rate, increase the tax rate on certain earnings of foreign subsidiaries and impose a minimum tax on worldwide book income, any or all of which could have a material adverse effect on our tax expense and cash flows. In addition, the Organization for Economic Cooperation and Development has published action plans that, if adopted by countries where we do business, could materially impact our tax obligations in those countries.

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

The restaurant industry requires compliance with a variety of federal, state and local regulations. In particular, all of our Tommy Bahama restaurants and Marlin Bars serve alcohol and, therefore, maintain liquor licenses, which are becoming increasingly more expensive to obtain in various jurisdictions. Our ability to maintain our liquor licenses and other permits depends on our compliance with applicable laws and regulations. The loss of a liquor license or other critical permits would adversely affect the profitability of that restaurant. Additionally, as a participant in the restaurant industry, we face risks related to food quality, food-borne illness, injury, health inspection scores and labor relations. The negative impact of adverse publicity relating to allegations of actual or perceived violations at one of our restaurants may extend beyond the restaurant involved to affect some or all of our other restaurants, as well as the image of the Tommy Bahama brand as a whole.

General Risks

Our business depends on our senior management and other key personnel, and failure to successfully attract, retain and implement succession of our senior management and key personnel or to attract, develop and retain personnel to fulfill other critical functions may have an adverse effect on our operations and ability to execute our strategies.

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

In Fiscal 2021, in particular, the U.S. labor market experienced significant turnover, which has been commonly referred to as the Great Resignation. During Fiscal 2021, we experienced staffing shortages, higher turnover rates and challenges in recruiting and retaining qualified employees at all levels of our organization, which may continue in the future. Our inability or failure to recruit and retain personnel in key functions could adversely impact our business, financial performance, reputation, our ability to keep up with the needs of our customers and overall customer satisfaction.

In addition, we must attract, develop, and retain qualified field and distribution center personnel in order to operate our business efficiently. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels and prevailing wage rates. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, particularly with the current challenges in the labor market, we may not achieve our objectives and our results of operations could be adversely impacted.

We may be unable to protect our trademarks and other intellectual property.

We believe that our trademarks and other intellectual property rights have significant value and are important to our continued success and our competitive position due to their recognition by consumers and retailers. Substantially all of our consolidated net sales are attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree on our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. We have also experienced inherent, expanding challenges with enforcing our intellectual property rights on third party e-commerce websites, especially those based in foreign jurisdictions. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.

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

Additionally, there can be no assurance that the actions that we have taken will be adequate to prevent others from seeking to block sales of our products as violations of proprietary rights. As we extend our brands into new product categories and new product lines and expand the geographic scope of the sourcing, distribution and marketing of our brands’ products, we could become subject to litigation or challenge based on allegations of the infringement of intellectual property rights of third parties, including by various third parties who have acquired or claim ownership rights in some of our trademarks internationally. In the event a claim of infringement against us is successful or would otherwise affect our operations, we may be required to pay damages, royalties, license fees or other costs to continue to use intellectual property rights that we had been using, or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Litigation and other legal action of this type, regardless of whether it is successful, could result in substantial costs to us and diversion of the attention of our management and other resources.

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

Our common stock, which is currently listed on the New York Stock Exchange, may be subject to extreme and unpredictable fluctuations in price. The market price of our common stock may decline if the results of our operations or projected results do not meet the expectations of securities analysts or our shareholders, investors are unreceptive to an announcement of changes in our business or our strategic initiatives or securities analysts who follow our company change their ratings or estimates of our future performance. Our stock price may also change suddenly as a result of other factors beyond our control, including general economic conditions, new or modified legislation impacting our industry, announcements by our competitors, or sales of our stock by existing shareholders.

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

In December 2021, our Board of Directors approved a $150 million share repurchase authorization. Pursuant to that authorization, we entered into a share repurchase plan that commenced during the latter part of the Fourth Quarter of Fiscal 2021. There can be no assurance that a share repurchase will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of common stock, and short-term stock price fluctuations could reduce the plan’s effectiveness. Any failure to pay dividends or conduct share repurchases at expected levels, may negatively impact our reputation, investor confidence in us and negatively impact the price of our common stock.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

We lease and own space for our direct to consumer locations, distribution centers, and sales/administration offices in various locations. We believe that our existing properties are well maintained, are in good operating condition and will be adequate for our present level of operations. We also own one property located in Merida, Mexico that was previously used in our Lanier Apparel manufacturing operations.

In the ordinary course of business, we enter into lease agreements for our direct to consumer operations, including leases for retail, restaurant and Marlin Bar space. The leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement, among other terms and conditions. At times, we may determine that it is appropriate to close certain direct to consumer or other locations that no longer meet our investment criteria, by either not renewing the lease, exercising an early termination option, negotiating an early termination or otherwise. For existing leases in desirable locations, we anticipate that we will be able to extend our leases, to the extent that they expire in the near future, on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms. The terms and conditions of lease renewals or relocations may not be as favorable as existing leases.

Details of the principal administrative, sales, distribution and manufacturing facilities used in our operations, including approximate square footage, are as follows:

			Square	Lease
Location	Primary Use	Operating Group	Footage	Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	125,000	2026
Auburn, Washington	Distribution center	Tommy Bahama	335,000	2025
King of Prussia, Pennsylvania	Sales/administration and distribution center	Lilly Pulitzer	160,000	Owned
Greenville, South Carolina	Sales/administration	Southern Tide	14,000	2024
Atlanta, Georgia	Sales/administration	Corporate/Other	30,000	2024
Lyons, Georgia	Distribution center	Various	420,000	Owned

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 28, 2022, there were 274 record holders of our common stock.

On March 21, 2022, our Board of Directors approved a cash dividend of $0.55 per share payable on April 29, 2022 to shareholders of record as of the close of business on April 14, 2022. This dividend is a 31% increase over the dividend paid in the Fourth Quarter of Fiscal 2021. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during Fiscal 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the Fourth Quarter of Fiscal 2021, we repurchased the following shares of our common stock:

			Total Number of	Dollar Value
			Shares	(000s) of Shares
		Average	Purchased as	That May Yet be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased	Share	or Programs	Programs
November (10/31/21 - 11/27/21)	-	$-	-	$ 31,947
December (11/28/21 - 1/1/22)	-	$-	-	$ 150,000
January (1/2/22 - 1/29/22)	90,879	$91.98	90,879	$ 141,641
Total	90,879	$91.98	90,879	$ 141,641

As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2021, on December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. Pursuant to the Board of Directors’ authorization, we entered into a $100 million open market stock repurchase program (Rule 10b5-1 plan) to acquire shares of our stock, under which 91,000 shares of our stock were repurchased for $8 million in the Fourth Quarter of Fiscal 2021. As of January 29, 2022, $142 million of the authorization remained available for future repurchases of our common stock.

Additionally, subsequent to January 29, 2022 and through March 28, 2022, we repurchased an additional 343,000 shares of our common stock for $29 million under the same open market stock repurchase program resulting in $62 million remaining under the open market repurchase program and $112 million remaining under the Board of Directors’ authorization as of March 28, 2022.

Also, we have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. No shares were repurchased from employees during the Fourth Quarter of Fiscal 2021.

Stock Price Performance Graph

The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years, beginning January 28, 2017 and ending January 29, 2022, of (1) The S&P SmallCap 600 Index and (2) The S&P 500 Apparel, Accessories and Luxury Goods.

Comparison of Cumulative Total Return
250
200
150
100
50
0
DOLLARS
Oxford Industries, Inc.
S&P SmallCap 600 Index
S&P 500 Apparel, Accessories & Luxury Goods
1/28/17
2/3/18
2/2/19
2/1/20
1/30/21
1/29/2022

	INDEXED RETURNS
	Base Period	Years Ended
Company / Index	1/28/17	2/3/18	2/2/19	2/1/20	1/30/21	1/29/22
Oxford Industries, Inc.	100	149.00	147.79	135.47	130.07	164.22
S&P SmallCap 600 Index	100	114.08	114.48	122.07	150.36	162.87
S&P 500 Apparel, Accessories & Luxury Goods	100	127.65	118.97	109.61	107.20	105.59

Item 6.  Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, cash flows, liquidity and capital resources compares Fiscal 2021 to Fiscal 2020, as well as Fiscal 2019 for some line items due to the significant negative impact of the COVID-19 pandemic on Fiscal 2020 and the significant recovery in Fiscal 2021, and should be read in conjunction with our consolidated financial statements contained in this report.

The results of operations, cash flows, liquidity and capital resources for Fiscal 2020 compared to Fiscal 2019 are not included in this report on Form 10-K. For a discussion of our results of operations, cash flows, liquidity and capital resources for Fiscal 2020 compared to Fiscal 2019 and certain other financial information related to Fiscal 2020 and Fiscal 2019, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our 2020 Annual Report on Form 10-K, filed with the SEC on March 29, 2021, which is available on the SEC’s website at www.sec.gov and under the Investor Relations section of our website at www.oxfordinc.com.

OVERVIEW

Business Overview

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer, Southern Tide, TBBC and Duck Head lifestyle brands. Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection can command greater loyalty and higher price points and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them. We believe the principal competitive factors in the apparel industry are the reputation, value, and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.

Tommy Bahama and Lilly Pulitzer, in the aggregate, represented 90% of our consolidated net sales in Fiscal 2021. During Fiscal 2021, 80% of our consolidated net sales were through our direct to consumer channels of distribution, which consists of our brand specific full-price retail stores and e-commerce websites, Tommy Bahama food and beverage operations and Tommy Bahama outlets. The remaining 20% of our net sales was generated through our wholesale distribution channels. Our wholesale operations consist of net sales of products bearing our lifestyle brands, which complement our direct to consumer operations and provide access to a larger base of consumers, and the net sales of our Lanier Apparel operating group, which we exited in Fiscal 2021.

For additional information about our business and each of our operating groups, see Part I, Item 1. Business included in this report. Important factors relating to certain risks which could impact our business are described in Part I, Item 1A. Risk Factors of this report.

Industry Overview

We operate in a highly competitive apparel market that continues to evolve rapidly with the expanding application of technology to fashion retail. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries. Also, in recent years prior to the COVID-19 pandemic consumers have chosen to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories.

The competitive and evolving environment requires that brands and retailers approach their operations, including marketing and advertising, very differently than historical practices and may result in increased operating costs and capital investments to generate growth or even maintain sales levels. While the competition and evolution presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment.

Many of the changes in the industry noted above were accelerated or exacerbated by the COVID-19 pandemic. Additionally, in Fiscal 2021 the United States economy, as well as the apparel retail industry and our own business operations, began experiencing very strong growth in consumer demand and also began encountering various challenges including labor shortages, supply chain disruptions and product and operating cost increases. These items have continued to impact the apparel retail industry and our business into Fiscal 2022. We, as well as others in our industry, have increased prices to attempt to offset these significant inflationary pressures.

We believe our lifestyle brands have true competitive advantages in this new retailing paradigm, and we continue to invest in and leverage technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long term while managing the various challenges facing our industry.

COVID-19 Pandemic

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations in Fiscal 2020 and Fiscal 2021.

In Fiscal 2020, due to the COVID-19 pandemic, we temporarily closed all our retail and restaurant locations, resulting in a reduction in net sales and a significant net loss after many years of profitable operating results. We began reopening our stores and restaurants in the Second Quarter of Fiscal 2020 in a phased approach in accordance with local government guidelines and with additional safety protocols. After reopening many of our locations, we continued to experience reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations to varying degrees. There can be no assurance that additional closures will not occur in the future as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. In addition, the shift from in-store shopping to online shopping accelerated in Fiscal 2020 resulting in strong growth in our e-commerce businesses.

During Fiscal 2020, we took several actions to mitigate the impact of the COVID-19 pandemic on our business, operations and liquidity, including furloughs, salary reductions, modifying arrangements with suppliers and wholesale customers, renegotiating rental arrangements with landlords, reducing our dividend and taking advantage of government relief programs.

In Fiscal 2021, the economic environment improved significantly with a significant rebound in retail traffic. This improved environment and exceptionally strong consumer demand drove record net earnings. There can be no assurance that these trends will continue for our business or the broader retail apparel market. There remains significant uncertainty as to the duration and severity of the pandemic as well as the associated impact of changes in consumer discretionary spending habits, supply chain and other business disruptions, operating cost increases and inflationary pressures, general economic conditions and restrictions on our ongoing operations that result from the COVID-19 pandemic. Thus, the ultimate impact of the pandemic on our business remains uncertain at this time.

Lanier Apparel Exit

In Fiscal 2020, we decided to exit our Lanier Apparel business, a business which had been focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic. The exit of the Lanier Apparel business was completed in Fiscal 2021. In connection with the exit of the Lanier Apparel business, we recorded pre-tax charges of $13 million in the Lanier Apparel operating group during Fiscal 2020 and a pre-tax benefit of $2 million in Fiscal 2021. The Lanier Apparel exit charges are discussed in Note 11 in our consolidated financial statements included in this report.

In Fiscal 2021, Lanier Apparel’s net sales were $25 million and represented 2% of our consolidated net sales. In Fiscal 2020, Lanier Apparel’s net sales were $39 million and represented 5% of our consolidated net sales. We do not expect any revenues, or additional exit charges related to the Lanier Apparel business after Fiscal 2021.

Key Financial Information

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net sales	$1,142,079	$748,833	$1,122,790
Operating income (loss)	$165,503	$(123,849)	$93,675
Net earnings (loss)	$131,321	$(95,692)	$68,493
Net earnings (loss) per diluted share	$7.78	$(5.77)	$4.05
Weighted average shares outstanding - diluted	16,869	16,576	16,914

Earnings per share were $7.78 in Fiscal 2021 compared to a loss per share of $5.77 in Fiscal 2020. The higher earnings per share were primarily a result of (1) improved operating results in each of our operating groups as our operations continued to recover from the unfavorable impact the COVID-19 pandemic had on Fiscal 2020, (2) the absence of impairment charges related to goodwill and intangible assets in Fiscal 2021 after recognizing $60 million of impairment charges related to goodwill and intangible assets in Southern Tide in Fiscal 2020, (3) the absence of information technology project impairment charges in Fiscal 2021 after recognizing $15 million of such charges in Fiscal 2020, and (4) the $15 million favorable change from the impact of exit charges in Lanier Apparel. These favorable items were partially offset by (1) a larger operating loss in Corporate and Other, which in Fiscal 2021 included the net impact of a LIFO accounting charge of $16 million and a gain on sale of an unconsolidated entity of $12 million and (2) a lease termination charge of $5 million in Tommy Bahama in Fiscal 2021.

Earnings per share were $7.78 in Fiscal 2021 compared to earnings per share of $4.05 in Fiscal 2019. The higher earnings per share were primarily a result of (1) increased operating income in each of our Tommy Bahama, Lilly Pulitzer, Southern Tide and Lanier Apparel operating groups, and (2) a lower effective tax rate. These items were partially offset by (1) a larger operating loss in Corporate and Other, which in Fiscal 2021 included the net impact of LIFO accounting charge of $16 million and a gain on sale of an unconsolidated entity of $12 million and (2) a lease termination charge of $5 million in Tommy Bahama in Fiscal 2021.

During Fiscal 2021 and Fiscal 2020, we generated $198 million and $84 million of cash flows from operations, respectively, which exceeded our cash used for investing and financing activities resulting in cash and short-term investments of $210 million, and no outstanding debt, as of January 29, 2022. Our history of strong positive cash flows from operations, and our strong balance sheet provide adequate liquidity and position us very well to thrive in the post-pandemic retail environment.

OPERATING GROUPS

We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Our business has historically been operated primarily through our Tommy Bahama, Lilly Pulitzer, Southern Tide and Lanier Apparel reportable operating groups. Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories. For a more extensive description of our reportable operating groups and Corporate and Other, see Part I, Item 1. Business and Note 2 to our consolidated financial statements, both included in this report.

STORE COUNT

The table below provides store count information for our brands as of the dates specified. The store count includes our permanent locations and excludes any pop-up or temporary store locations which have an initial lease term of 12 months or less.

	January 29,	January 30,	February 2,	February 3,
	2022	2021	2020	2019
Tommy Bahama retail stores	102	105	111	113
Tommy Bahama retail-restaurant locations	21	20	16	17
Tommy Bahama outlets	35	35	35	37
Total Tommy Bahama locations	158	160	162	167
Lilly Pulitzer retail stores	58	59	61	62
Southern Tide retail stores	4	3	1	—
TBBC retail stores	1	—	—	—
Total Oxford locations	221	222	224	229

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

	Fiscal 2021		Fiscal 2020		Fiscal 2019
Net sales	$1,142,079	100.0%	$748,833	100.0%	$1,122,790	100.0%
Cost of goods sold	435,861	38.2%	333,626	44.6%	477,823	42.6%
Gross profit	706,218	61.8%	415,207	55.4%	644,967	57.4%
SG&A	573,636	50.2%	492,628	65.8%	566,149	50.4%
Impairment of goodwill and intangible assets	—	—%	60,452	8.1%	—	—%
Royalties and other operating income	32,921	2.9%	14,024	1.9%	14,857	1.3%
Operating income (loss)	165,503	14.5%	(123,849)	(16.5)%	93,675	8.3%
Interest expense, net	944	0.1%	2,028	0.3%	1,245	0.1%
Earnings (loss) before income taxes	164,559	14.4%	(125,877)	(16.8)%	92,430	8.2%
Income taxes	33,238	2.9%	(30,185)	(4.0)%	23,937	2.1%
Net earnings (loss)	$131,321	NM	$(95,692)	NM	$68,493	NM

Net earnings (loss) per share	$7.78		$(5.77)		$4.05

Weighted average shares outstanding - diluted	16,869		16,576		16,914

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Retail	39%	27%	39%
E-commerce	32%	43%	23%
Restaurant	8%	6%	8%
Wholesale	20%	23%	30%
Total	100%	100%	100%

FISCAL 2021 COMPARED TO FISCAL 2020

The discussion and tables below compare certain line items included in our consolidated statements of operations for Fiscal 2021 to Fiscal 2020, except where indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$724,305	$419,817	$304,488	72.5%
Lilly Pulitzer	298,995	231,078	67,917	29.4%
Southern Tide	54,050	34,664	19,386	55.9%
Lanier Apparel	24,858	38,796	(13,938)	(35.9)%
Corporate and Other	39,871	24,478	15,393	62.9%
Consolidated net sales	$1,142,079	$748,833	$393,246	52.5%

Consolidated net sales were $1.142 billion in Fiscal 2021 compared to net sales of $749 million in Fiscal 2020. The 53% increase included increases in Tommy Bahama, Lilly Pulitzer, Southern Tide and Corporate and Other partially offset by a decrease in Lanier Apparel. In Fiscal 2021, our operations continued to recover from the impact of the COVID-19 pandemic, which resulted in temporary store closures and reduced traffic in Fiscal 2020, as consumers become increasingly more comfortable returning to physical shopping in both our direct to consumer locations and those of our wholesale accounts. The increase in net sales included increases in (1) full-price retail sales of $216 million, or 127%, (2) sales of our non-Lanier Apparel wholesale businesses of $72 million, or 54%, (3) full-price e-commerce sales of $63 million, or 23%, (4) restaurant sales of $48 million, or 99%, and (5) outlet sales of $25 million, or 79%. These increases were partially offset by (1) a decrease in e-commerce flash clearance sales of $17 million, or 35%, as the strong full-price selling in Fiscal 2021 resulted in less inventory available for e-commerce flash clearance sales, and (2) a decrease in Lanier Apparel sales of $14 million. The changes in net sales for each operating group and distribution channel were primarily driven by increased volume. The changes in net sales by operating group are discussed below.

Consolidated net sales were $1.142 billion in Fiscal 2021 compared to net sales of $1.123 billion in Fiscal 2019. Net sales increased in Tommy Bahama, Lilly Pulitzer, Southern Tide and Corporate and Other partially offset by the lower net sales in Lanier Apparel. The higher net sales, even with a $70 million decrease in Lanier Apparel, were primarily due to increases in our full-price direct to consumer businesses partially offset by reductions in our wholesale businesses, as wholesale accounts were conservative on initial inventory purchases for Fiscal 2021 and a reduction in Spring 2022 orders that shipped before the end of Fiscal 2021 as compared to Spring 2020 orders that shipped before the end of Fiscal 2019. The higher net sales relative to Fiscal 2019 included increases in (1) full-price e-commerce sales of $123 million, or 58%, with increases in each of our brands, (2) restaurant sales of $12 million, or 15%, resulting from the sales at additional Tommy Bahama Marlin Bars and increased sales in existing Tommy Bahama food and beverage locations and (3) full-price retail sales of $3 million, or 1%, with increases in Tommy Bahama and Southern Tide partially offset by a reduction in Lilly Pulitzer. These increases were partially offset by decreases in (1) Lanier Apparel sales of $70 million, (2) sales of our non-Lanier Apparel wholesale businesses of $32 million, or 14%, with reductions in Tommy Bahama, Lilly Pulitzer and Southern Tide partially offset by increases in our TBBC and Duck Head brands, (3) e-commerce flash clearance sales of $16 million, or 33%, and (4) outlet sales of $1 million, or 1%.

Tommy Bahama:

Tommy Bahama net sales increased $304 million, or 73%, in Fiscal 2021, with an increase in each channel of distribution, after a significant net sales decrease in Fiscal 2020 due to the COVID-19 pandemic. The increase in net sales in Tommy Bahama included increases in (1) full-price retail sales of $159 million, or 130%, (2) restaurant sales of $48 million, or 99%, including higher sales at our additional Tommy Bahama Marlin Bar locations as well as existing locations, (3) wholesale sales of $38 million, or 56%, (4) e-commerce sales of $34 million, or 23%, and (5) outlet sales of $25 million, or 81%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented.

	Fiscal 2021	Fiscal 2020
Retail	47%	37%
E-commerce	25%	36%
Restaurant	13%	11%
Wholesale	15%	16%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $68 million, or 29%, in Fiscal 2021 after a net sales decrease in Fiscal 2020 due to the COVID-19 pandemic. The increase in net sales in Lilly Pulitzer included increases in (1) retail sales of $54 million, or 116%, (2) full-price e-commerce sales of $20 million, or 20%, and (3) wholesale sales of $12 million, or 31%. These increases were partially offset by a $17 million, or 35%, decrease in e-commerce flash clearance sales as Lilly Pulitzer did not have as much end of season inventory for e-commerce flash clearance sales in Fiscal 2021 due to strong full-price sellthroughs during the year. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented.

	Fiscal 2021	Fiscal 2020
Retail	34%	20%
E-commerce	50%	64%
Wholesale	16%	16%
Total	100%	100%

Southern Tide:

Southern Tide net sales increased $19 million, or 56%, in Fiscal 2021, with an increase in each channel of distribution, after a significant net sales decrease in Fiscal 2020 due to the COVID-19 pandemic. The increase in net sales in Southern Tide included increases in (1) wholesale sales of $14 million, or 62%, (2) e-commerce sales of $3 million, or 28%, and (3) retail sales of $2 million, primarily due to the sales of Southern Tide retail stores that opened during either Fiscal 2020 or Fiscal 2021. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented.

	Fiscal 2021	Fiscal 2020
Retail	7%	4%
E-commerce	26%	32%
Wholesale	67%	64%
Total	100%	100%

Lanier Apparel:

Lanier Apparel net sales decreased $14 million in Fiscal 2021. We sold our remaining Lanier Apparel inventory and exited the Lanier Apparel business in Fiscal 2021. We do not expect any future net sales for Lanier Apparel.

Corporate and Other:

Corporate and Other net sales increased $15 million, or 63%, in Fiscal 2021, including increased sales in each of our TBBC, Duck Head and Lyons, Georgia distribution center businesses.

Gross Profit

The tables below present gross profit by operating group and in total for Fiscal 2021 and Fiscal 2020, as well as the change between those two periods and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$459,575	$244,197	$215,378	88.2%
Lilly Pulitzer	201,145	137,962	63,183	45.8%
Southern Tide	29,041	11,810	17,231	145.9%
Lanier Apparel	12,256	303	11,953	NM %
Corporate and Other	4,201	20,935	(16,734)	NM %
Consolidated gross profit	$706,218	$415,207	$291,011	70.1%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$15,870	$(9,220)
Lanier Apparel exit charges in cost of goods sold	$(2,826)	$6,684

	Fiscal 2021	Fiscal 2020
Tommy Bahama	63.5%	58.2%
Lilly Pulitzer	67.3%	59.7%
Southern Tide	53.7%	34.1%
Lanier Apparel	49.3%	0.8%
Corporate and Other	NM %	NM %
Consolidated gross margin	61.8%	55.4%

The higher gross profit was primarily due to the higher net sales as well as improved gross margin, with gross margin improvement in each operating group. Gross margin was 61.8% in Fiscal 2021 compared to a gross margin of 55.4% in Fiscal 2020.

The improved consolidated gross margin in Fiscal 2021 was primarily due to (1) more full-price selling and fewer inventory markdowns, discounts, allowances and promotions, (2) a change in sales mix as full-price direct to consumer sales represented a larger proportion of net sales, while wholesale sales and e-commerce flash clearance sales represented a lower proportion of net sales, in Fiscal 2021, (3) improved initial product margins, and (4) the favorable impact of Lanier Apparel exit charges in cost of goods sold. These items that favorably impacted gross margin were partially offset by (1) a $25 million unfavorable impact of LIFO accounting, with Fiscal 2021 including a $16 million LIFO accounting charge compared to a $9 million LIFO accounting credit in Fiscal 2020, and (2) increased freight costs, including rate increases impacting inbound products and e-commerce shipping costs, as well as increased air freight on inbound products.

During Fiscal 2021, LIFO accounting had a $16 million unfavorable impact on gross profit, primarily due to (1) a $9 million reduction in inventory markdown reserves related to the sale of inventory marked down in prior years as well as a reduction of the Lanier Apparel inventory markdown reserves recognized in association with the announced Lanier Apparel exit, that were not required upon the ultimate disposal of the remaining Lanier Apparel inventory, and (2) a $7 million increase in the LIFO reserve in Fiscal 2021. In Fiscal 2020, LIFO accounting had a $9 million favorable impact on gross profit primarily due to the increase in inventory markdowns recognized in the operating groups that were deferred as part of LIFO accounting.

Gross margin was 61.8% in Fiscal 2021 compared to a gross margin of 57.4% in Fiscal 2019, with improved gross margins in each operating group. The improved consolidated gross margin in Fiscal 2021 compared to Fiscal 2019 was primarily due to (1) more full-price selling and fewer inventory markdowns, discounts, allowances and promotions, (2) a change in sales mix as full-price direct to consumer sales represented a larger proportion of net sales, while wholesale sales in our brands, Lanier Apparel sales and e-commerce flash clearance sales represented a lower proportion of net sales, in Fiscal 2021, (3) improved initial product margins and (4) the Fiscal 2021 reversal in cost of goods sold of previously recognized Lanier Apparel exit charges for estimated inventory markdowns. These items that favorably impacted gross margin were partially offset by (1) a $15 million unfavorable impact of LIFO accounting, with Fiscal 2021 including a $16 million LIFO accounting charge compared to a $1 million LIFO accounting charge in Fiscal 2019, and (2) increased freight costs, including rate increases impacting inbound products and e-commerce shipping costs, as well as increased air freight on inbound products.

Tommy Bahama:

The improved gross margin for Tommy Bahama was primarily due to (1) more full-price selling and fewer inventory markdowns, discounts and promotions, (2) a change in sales mix as full-price direct to consumer sales represented a larger proportion of net sales, and wholesale sales represented a lower proportion of net sales, and (3) improved initial product margins. These items that favorably impacted gross margin were partially offset by increased freight costs.

Lilly Pulitzer:

The improved gross margin for Lilly Pulitzer was primarily due to (1) more full-price selling and fewer inventory markdowns, discounts and promotions, (2) a change in sales mix as full-price direct to consumer sales represented a larger proportion of net sales, and e-commerce flash clearance sales represented a lower proportion of net sales, and (3) improved initial product margins. These items that favorably impacted gross margin were partially offset by increased freight costs.

Southern Tide:

The improved gross margin for Southern Tide was primarily due to (1) more full-price selling and fewer inventory markdowns, with the higher markdowns in the prior year more significantly impacting gross margin due to the much lower net sales in the prior period and (2) a change in sales mix as direct to consumer sales represented a larger proportion of net sales. These items that favorably impacted gross margin were partially offset by increased freight costs.

Lanier Apparel:

We exited the Lanier Apparel business in Fiscal 2021 and do not expect any gross profit related to the Lanier Apparel business in future periods. Fiscal 2021 included the net favorable impact of $3 million in cost of goods sold related to Lanier Apparel exit charges. These items included the net impact of a $4 million reduction in inventory markdowns as we disposed of the remaining Lanier Apparel inventory and $1 million of additional charges related to our Merida manufacturing facility. Fiscal 2020 included $7 million of Lanier Apparel exit charges including inventory markdowns and charges related to our Merida manufacturing facility. The recovery in the general retail environment in Fiscal 2021, which created significant unanticipated demand from Lanier Apparel’s wholesale customers, resulted in us being able to liquidate the remaining Lanier Apparel inventory in Fiscal 2021 at significantly better gross margins than we had previously estimated in Fiscal 2020. Refer to Note 11 in our consolidated financial statements included in this report for additional details about amounts related to the Lanier Apparel exit in Fiscal 2021 and Fiscal 2020.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the gross profit of TBBC, Duck Head and the Lyons, Georgia distribution center as well as the impact of LIFO accounting adjustments. The primary driver for the lower gross profit was the $25 million net unfavorable impact of LIFO accounting with a $16 million LIFO accounting charge in Fiscal 2021 and a $9 million LIFO accounting credit in Fiscal 2020. The $25 million net unfavorable impact of LIFO accounting was partially offset by the higher gross profit resulting from the increased net sales in Corporate and Other. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	Fiscal 2021	Fiscal 2020	$ Change	% Change
SG&A	$573,636	$492,628	$81,008	16.4%
SG&A (as a % of net sales)	50.2%	65.8%
Notable items included in amounts above:
Tommy Bahama lease termination charge	$4,850	$—
Tommy Bahama information technology project write-off	$—	$15,473
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$270
Amortization of Southern Tide intangible assets	$289	$288
Lanier Apparel exit charges in SG&A	$3,788	$6,342
TBBC change in fair value of contingent consideration	$1,188	$593

SG&A was $574 million in Fiscal 2021 compared to SG&A of $493 million in Fiscal 2020. The higher SG&A in Fiscal 2021 was primarily due to the impact the COVID-19 pandemic had on our operations in Fiscal 2020. The higher SG&A included (1) increased employment costs of $58 million, including increased incentive compensation totaling $19 million, (2) an $18 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions and other expenses, (3) an $11 million increase in advertising expense, (4) a $10 million increase in administrative expenses including professional fees, travel and other items, and (5) an $8 million increase in occupancy expense, primarily resulting from the Tommy Bahama office and showroom lease termination charge of $5 million. These increases were partially offset by (1) Fiscal 2020 including a $15 million charge for the write off of costs associated with a Tommy Bahama information technology project that was abandoned and will not be implemented, with no such charges in Fiscal 2021, (2) a $7 million decrease in estimated provisions for credit losses and other charges related to bankruptcies and credit exposure with respect to multiple customers and (3) a $2 million reduction in sample expense.

SG&A was $574 million in Fiscal 2021 compared to SG&A of $566 million in Fiscal 2019. The higher SG&A was primarily due to (1) a $14 million increase in incentive compensation, (2) an $8 million increase in advertising expense, (3) a $5 million Tommy Bahama office and showroom lease termination charge, (4) a $6 million increase in variable expenses, including credit card transaction fees, supplies, commissions, royalties, selling and shipping charges and other expenses, (5) a $6 million increase in administrative expenses including professional fees, travel and other items and (6) a $2 million increase in depreciation expense. These increases were partially offset by (1) an $18 million decrease in employment costs, excluding incentive compensation, resulting from employee headcount reduction and other initiatives implemented in Fiscal 2020 in response to the COVID-19 pandemic and the Lanier Apparel exit, (2) a $7 million reduction in occupancy expenses due to fewer stores and reduced occupancy amounts, (3) a $4 million reduction in travel expense, (4) a $2 million reduction in sample expense and (5) a $1 million reduction in estimated provisions for credit losses.

Impairment of goodwill and intangible assets

There were no impairment charges for goodwill or intangible assets in Fiscal 2021. However, in Fiscal 2020, impairment charges for goodwill and intangible assets totaling $60 million were recognized in Southern Tide. In addition, in Fiscal 2020, a small impairment charge was recognized in Lanier Apparel related to a trademark acquired in a prior year that was not deemed recoverable. Refer to Note 4 in the consolidated financial statements included in this report for additional discussion about the impairment charges recognized in Fiscal 2020.

Royalties and other operating income

	Fiscal 2021	Fiscal 2020	$ Change	% Change
Royalties and other operating income	$32,921	$14,024	$18,897	134.7%
Notable items included in amounts above:
Gain on sale of Lanier Apparel distribution center	$(2,669)	$—
Gain on sale of investment in unconsolidated entity	$(11,586)	$—

Royalties and other operating income in Fiscal 2021 included (1) a $12 million gain recognized on the sale of an interest in an unconsolidated entity and (2) a $3 million gain recognized on the sale of the Toccoa, Georgia distribution center which was previously utilized by the Lanier Apparel operating group. The remaining amounts included in royalties and other operating income in Fiscal 2021 and Fiscal 2020 primarily consist of income received from third parties from the licensing of our lifestyle brands. The increase in royalties to $18 million in Fiscal 2021 from $14 million in Fiscal 2020 was primarily due to higher royalty income in Tommy Bahama.

Operating income (loss)

	Fiscal 2021	Fiscal 2020	$ Change	% Change
Tommy Bahama	$111,733	$(53,310)	$165,043	NM	%
Lilly Pulitzer	63,601	27,702	35,899	129.6%
Southern Tide	9,968	(64,801)	74,769	NM	%
Lanier Apparel	4,888	(26,654)	31,542	NM	%
Corporate and Other	(24,687)	(6,786)	(17,901)	NM	%
Consolidated Operating Income (Loss)	$165,503	$(123,849)	$289,352	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$15,870	$(9,220)
Lanier Apparel exit charges in cost of goods sold	$(2,826)	$6,684
Tommy Bahama lease termination charge	$4,850	$—
Tommy Bahama information technology project write-off	$—	$15,473
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$270
Amortization of Southern Tide intangible assets	$289	$288
Southern Tide goodwill and intangible asset impairment charge	$—	$60,245
Lanier Apparel intangible asset impairment charge	$—	$207
Lanier Apparel exit charges in SG&A	$3,788	$6,342
Gain on sale of Lanier Apparel distribution center	$(2,669)	$—
Gain on sale of investment in unconsolidated entity	$(11,586)	$—
TBBC change in fair value of contingent consideration	$1,188	$593

Operating income was $166 million in Fiscal 2021 compared to an operating loss of $124 million in Fiscal 2020. The improved operating results were primarily due to (1) the improved operating results in each of our operating groups, (2) no impairment charges related to goodwill and intangible assets in Fiscal 2021 compared to $60 million of impairment charges related to goodwill and intangible assets in Fiscal 2020, (3) a decrease in Lanier Apparel exit charges in Fiscal 2021 compared to Fiscal 2020, and (4) Fiscal 2020 including the $15 million write off of an information technology project in Tommy Bahama, with no such charges in Fiscal 2021. These items were partially offset by (1) a higher operating loss of $18 million in Corporate and Other, including the net unfavorable impact of the LIFO accounting adjustments and a gain on sale of investment in unconsolidated entity, and (2) a $5 million lease termination charge in Tommy Bahama. Changes in operating income (loss) by operating group are discussed below.

Operating income was $166 million in Fiscal 2021 compared to $94 million in Fiscal 2019. The higher operating income was primarily due to higher gross margin, higher net sales, and the gain on the sale of our investment in an unconsolidated entity, partially offset by higher SG&A. Compared to Fiscal 2019, operating income in Tommy Bahama, Lilly Pulitzer, Southern Tide and Lanier Apparel each increased, while the operating loss of Corporate and Other increased. The higher operating income in Tommy Bahama, Lilly Pulitzer and Southern Tide each included higher gross margin and net sales, while the higher operating income in Lanier Apparel primarily resulted from the favorable impact in Fiscal 2021 of the Lanier Apparel exit in Fiscal 2021.

Tommy Bahama:

	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$724,305	$419,817	$304,488	72.5%
Gross profit	$459,575	$244,197	$215,378	88.2%
Gross margin	63.5%	58.2%
Operating income (loss)	$111,733	$(53,310)	$165,043	NM %
Operating income (loss) as % of net sales	15.4%	(12.7)%
Notable items included in amounts above:
Tommy Bahama lease termination charge	$4,850	$—
Tommy Bahama information technology project write-off	$—	$15,473

The improved operating results for Tommy Bahama were due to higher sales, improved gross margin and increased royalty income partially offset by increased SG&A. The increased SG&A was primarily due to (1) $44 million of increased employment costs, including $8 million of increased incentive compensation, (2) $12 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (3) $10 million of higher occupancy costs, including the lease termination charge of $5 million, with the remainder of the increase primarily resulting from increased costs for utilities, maintenance and related expenses as direct to consumer locations were open for the full period in Fiscal 2021, and (4) $4 million of increased advertising expense. These increases were partially offset by (1) Fiscal 2020 including a $15 million charge related to the write off of an information technology project in Tommy Bahama that was abandoned in Fiscal 2020, with no such charge in Fiscal 2021 and (2) lower provisions for credit losses.

Lilly Pulitzer:

	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$298,995	$231,078	$67,917	29.4%
Gross profit	$201,145	$137,962	$63,183	45.8%
Gross margin	67.3%	59.7%
Operating income	$63,601	$27,702	$35,899	129.6%
Operating income as % of net sales	21.3%	12.0%
Notable items included in amounts above:
Amortization of Lilly Pulitzer Signature Store intangible assets	$—	$270

The increased operating income for Lilly Pulitzer was primarily due to higher sales and improved gross margin partially offset by increased SG&A. The increased SG&A was primarily due to (1) $8 million of increased employment costs, including $3 million of increased incentive compensation, (2) $7 million of higher advertising expense, (3) $5 million of professional and other fees primarily related to various ongoing direct to consumer and brand initiatives, (4)

$4 million of variable expenses related to the higher net sales, including credit card transaction fees, supplies and other expenses, (5) $2 million of increased depreciation expense and (6) $1 million of higher occupancy expense costs. These increases were partially offset by lower provisions for credit losses.

Southern Tide:

	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$54,050	$34,664	$19,386	55.9%
Gross profit	$29,041	$11,810	$17,231	145.9%
Gross margin	53.7%	34.1%
Operating income (loss)	$9,968	$(64,801)	$74,769	NM %
Operating income (loss) as % of net sales	18.4%	(186.9)%
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$289	$288
Southern Tide goodwill and intangible asset impairment charge	$—	$60,245

The improved operating results for Southern Tide were primarily due to no impairment charges related to goodwill and intangible assets in Fiscal 2021 compared to $60 million of impairment charges in Fiscal 2020. Additionally, the operating results of Southern Tide improved due to higher net sales and higher gross margin, partially offset by increased SG&A. The increased SG&A included higher SG&A associated with the Southern Tide retail store operations, incentive compensation amounts, advertising expense and variable expenses partially offset by decreases in provisions for credit losses and sample expense.

Lanier Apparel:

	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$24,858	$38,796	$(13,938)	(35.9)%
Gross profit	$12,256	$303	$11,953	NM	%
Gross margin	49.3%	0.8%
Operating income (loss)	$4,888	$(26,654)	$31,542	NM	%
Operating income (loss) as % of net sales	19.7%	(68.7)%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$(2,826)	$6,684
Lanier Apparel intangible asset impairment charge	$—	$207
Lanier Apparel exit charges in SG&A	$3,788	$6,342
Gain on sale of Lanier Apparel distribution center	$(2,669)	$—

We sold our remaining inventory and exited the Lanier Apparel business in Fiscal 2021. The improved operating results for Fiscal 2021 were primarily due to (1) Fiscal 2020 including $13 million of initial charges associated with the decision to exit the Lanier Apparel business, primarily consisting of inventory markdowns, charges related to the Lanier Apparel manufacturing facility in Merida, Mexico, operating lease asset impairment charges, employee charges, and fixed asset impairment charges, compared to a $2 million net favorable impact of Lanier Apparel exit charges in Fiscal 2021, (2) lower SG&A of $10 million in Lanier Apparel, excluding the Lanier Apparel exit charges, during the wind down phase in 2021 and (3) Fiscal 2020 including $3 million of estimated provisions for credit losses and other charges related to bankruptcies and credit exposure with respect to multiple customers compared to a $1 million reduction of provisions for credit losses in Fiscal 2021. These favorable items were partially offset by the lower net sales in Fiscal 2021. The $2 million net favorable impact of Lanier Apparel exit charges in Fiscal 2021 primarily consists of (1) a $4 million reduction in inventory markdown charges and (2) a $3 million gain on sale of the Lanier Apparel distribution center, which were partially offset by (1) $4 million of Lanier Apparel exit charges included in SG&A and (2) $1 million of exit charges related to the Lanier Apparel manufacturing facility in Merida, Mexico included in cost of goods sold. The Lanier Apparel exit charges are discussed in Note 11 in the unaudited condensed consolidated financial statements included in this report.

Corporate and Other:

	Fiscal 2021	Fiscal 2020	$ Change	% Change
Net sales	$39,871	$24,478	$15,393	62.9%
Gross profit	$4,201	$20,935	$(16,734)	NM	%
Operating loss	$(24,687)	$(6,786)	$(17,901)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$15,870	$(9,220)
Gain on sale of investment in unconsolidated entity	$(11,586)	$—
TBBC change in fair value of contingent consideration	$1,188	$593

The lower operating results in Corporate and Other were primarily due to (1) the $25 million unfavorable impact of LIFO accounting resulting from a $16 million charge in Fiscal 2021 and a $9 million credit in Fiscal 2020 and (2) an increase in employment costs of $10 million, including higher incentive compensation of $7 million and additional employees at corporate and at our smaller brands. These unfavorable items were partially offset by (1) a $12 million gain on sale of our investment in an unconsolidated entity and (2) the gross profit impact of the higher net sales in Fiscal 2021.

Interest expense, net

	Fiscal 2021	Fiscal 2020	$ Change	% Change
Interest expense, net	$944	$2,028	$(1,084)	(53.5)%

The decreased interest expense in Fiscal 2021 was primarily due to the lack of debt outstanding in Fiscal 2021, while in Fiscal 2020, we had debt outstanding in order to maintain a certain level of cash on our balance sheet during the earlier stages of the COVID-19 pandemic. The interest expense in Fiscal 2021 primarily consisted of unused line fees and amortization of deferred financing fees associated with the U.S. Revolving Credit Agreement.

Income taxes

	Fiscal 2021	Fiscal 2020	$ Change	% Change
Income tax provision (benefit)	$33,238	$(30,185)	$63,423	NM	%
Effective tax rate	20.2%	24.0%

The income tax expense in Fiscal 2021 included the benefit of (1) the utilization of $3 million of benefits associated with certain capital losses to substantially offset a gain recognized on the sale of an unconsolidated entity in Fiscal 2021, (2) a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts during the year, (3) a $1 million benefit of certain net operating losses to offset current year income and (4) a $1 million favorable impact of the finalization of the Fiscal 2020 income tax returns. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes. The net impact of these items resulted in the 20% effective tax rate, which is lower than a more typical 24% to 25% annual effective tax rate.

The income tax benefit in Fiscal 2020 included (1) the benefit of the operating losses that were realized at a federal rate of 35% pursuant to the CARES Act provision allowing the carryback of the Fiscal 2020 loss amounts to pre-U.S. Tax Reform years and (2) as well as a favorable provision to return adjustment for our Fiscal 2019 returns. These favorable items were offset by (1) the non-deductibility of certain impairment charges which resulted in an estimated effective tax rate of 17% on the impairment charges, (2) the estimated book to tax timing differences and certain discrete non-deductible items, which reduced the amount of expenses expected to be deductible for income tax return purposes in

Fiscal 2020 (3) an increase to the reserve for uncertain tax positions and (4) the impact of restricted stock awards vesting at a price lower than the grant date value.

Refer to Note 10 in our consolidated financial statements included in this report for additional information about our income tax expense for Fiscal 2021 and income tax benefit for Fiscal 2020.

Net earnings

	Fiscal 2021	Fiscal 2020
Net sales	$1,142,079	$748,833
Operating income (loss)	$165,503	$(123,849)
Net earnings (loss)	$131,321	$(95,692)
Net earnings (loss) per diluted share	$7.78	$(5.77)
Weighted average shares outstanding - diluted	16,869	16,576

Earnings per share were $7.78 in Fiscal 2021 compared to a loss per share of $5.77 in Fiscal 2020. The higher earnings per share were primarily a result of (1) improved operating results in each of our operating groups as our operations continued to recover from the unfavorable impact the COVID-19 pandemic had on Fiscal 2020, (2) the absence of impairment charges related to goodwill and intangible assets in Fiscal 2021 after recognizing $60 million of impairment charges related to goodwill and intangible assets in Southern Tide in Fiscal 2020, (3) the absence of information technology project impairment charges in Fiscal 2021 after recognizing $15 million of such charges in Fiscal 2020, and (4) the $15 million favorable change from the impact of exit charges in Lanier Apparel. These favorable items were partially offset by (1) a larger operating loss in Corporate and Other, which in Fiscal 2021 included the net impact of a LIFO accounting charge of $16 million and a gain on sale of an unconsolidated entity of $12 million and (2) a lease termination charge of $5 million in Tommy Bahama in Fiscal 2021.

Earnings per share were $7.78 in Fiscal 2021 compared to earnings per share of $4.05 in Fiscal 2019. The higher earnings per share were primarily a result of (1) increased operating income in each of our Tommy Bahama, Lilly Pulitzer, Southern Tide and Lanier Apparel operating groups, and (2) a lower effective tax rate. These items were partially offset by (1) a larger operating loss in Corporate and Other, which in Fiscal 2021 included the net impact of LIFO accounting charge of $16 million and a gain on sale of an unconsolidated entity of $12 million and (2) a lease termination charge of $5 million in Tommy Bahama in Fiscal 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer, Southern Tide, TBBC and Duck Head lifestyle brands. We distribute our products to our customers via direct to consumer and wholesale channels of distribution.

Our primary uses of cash flow include the purchase of branded apparel products from third party contract manufacturers outside of the United States, as well as our operating expenses, including employee compensation and benefits, operating lease commitments and other occupancy-related costs, marketing and advertising costs, distribution costs, information technology costs, other general and administrative expenses and the periodic payment of interest, if any. Additionally, we use our cash to fund capital expenditures and other investing activities, dividends, share repurchases and repayment of indebtedness, if any. In the ordinary course of business, we maintain certain levels of inventory, extend credit to our wholesale customers and pay our operating expenses. Thus, we require a certain amount of ongoing working capital to operate our business. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs depend on many factors including the results of our operations and cash flows, future growth rates, the need to finance inventory levels and the success of our various products.

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities, as well as our $210 million of cash and short-term investments as of January 29, 2022, will provide sufficient cash over both the short and long term to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our lifestyle brands, direct to consumer initiatives, information technology projects and other strategic initiatives. Also, if cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement, subject to its terms, which is described below.

Key Liquidity Measures

	January 29,	January 30,
($ in thousands)	2021	2021	$ Change	% Change
Total current assets	$400,335	$258,316	$142,019	55.0%
Total current liabilities	$226,166	$196,252	29,914	15.2%
Working capital	$174,169	$62,064	$112,105	180.6%
Working capital ratio	1.77	1.32

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of January 29, 2022, increased from January 30, 2021, primarily due to our short-term investments and cash balances, which increased $144 million in the aggregate as a result of our strong cash flow from operations exceeding our cash requirements for capital expenditure and financing activities. Current liabilities as of January 29, 2022, increased from January 30, 2021 primarily due to higher accrued compensation, accounts payable and accrued expenses and other liabilities. Changes in current assets and current liabilities are discussed below.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of January 29, 2022 as compared to January 30, 2021.

Current Assets:

	January 29,	January 30,
	2021	2021	$ Change	% Change
Cash and cash equivalents	$44,859	$66,013	$(21,154)	(32.0)%
Short-term investments	164,890	—	164,890	100.0%
Receivables, net	34,550	30,418	4,132	13.6%
Inventories, net	117,709	123,543	(5,834)	(4.7)%
Income tax receivable	19,728	17,975	1,753	9.8%
Prepaid expenses and other current assets	18,599	20,367	(1,768)	(8.7)%
Total current assets	$400,335	$258,316	$142,019	55.0%

Cash and cash equivalents were $45 million as of January 29, 2022, compared to $66 million as of January 30, 2021. Short-term investments were $165 million as of January 29, 2022 with no short-term investments as of January 30, 2021. The increase in the short-term investments and cash, in the aggregate, was primarily due to our strong cash flows from operations exceeding our cash requirements for capital expenditures and financing activities.

The increase in receivables, net as of January 29, 2022 was primarily due to (1) reductions in wholesale accounts receivables allowances, with the decrease generally related to the exit of Lanier Apparel, (2) increased pre-payments for certain inventory, (3) increased credit card receivables and (4) reductions in provisions for credit losses. These items were partially offset by (1) lower wholesale trade receivables and (2) reductions in other receivables, including amounts due from landlords for certain tenant allowances.

Inventories, net, which is net of a $69 million and $62 million LIFO reserve in Fiscal 2021 and Fiscal 2020, respectively, decreased as of January 29, 2022 due to (1) lower inventories at Corporate and Other, primarily due to the impact of LIFO accounting, which deferred the recognition of markdowns previously recognized in the operating groups until the inventory was disposed in Fiscal 2021 and also included a $7 million increase in the LIFO reserve in Fiscal 2021, due to the current year inflation impact on LIFO accounting, (2) the disposal of the remaining Lanier Apparel inventory during Fiscal 2021 as we exited the business, and (3) lower inventory in Lilly Pulitzer. These decreases were partially offset by increased inventory in Tommy Bahama, TBBC, Southern Tide and Duck Head to support planned sales increases in Fiscal 2022. Inventory in transit as of January 29, 2022 increased significantly from January 30, 2021 due to the delayed receipt of certain product at our distribution centers, larger inventory purchases for Spring 2022 as compared Spring 2021 and the earlier Chinese New Year in 2022, which accelerated certain shipments. Sales in our operating groups generally outpaced inventory purchases during Fiscal 2021 due to exceptionally strong consumer demand.

Income tax receivable primarily relates to the income tax receivable associated with tax returns for Fiscal 2020, which included the carry back of operating losses to offset previous years taxable income, with the increase primarily due to the finalization of the Fiscal 2020 income tax returns.

Non-current Assets:

	January 29,	January 30,
	2021	2021	$ Change	% Change
Property and equipment, net	$152,447	$159,732	$(7,285)	(4.6)%
Intangible assets, net	155,307	156,187	(880)	(0.6)%
Goodwill	23,869	23,910	(41)	(0.2)%
Operating lease assets	195,100	233,775	(38,675)	(16.5)%
Other assets, net	30,584	33,714	(3,130)	(9.3)%
Total non-current assets	$557,307	$607,318	$(50,011)	(8.2)%

Property and equipment, net as of January 29, 2022 decreased primarily due to depreciation expense and impairment charges during Fiscal 2021, which exceeded capital expenditures for the year. Operating lease assets as of January 29, 2022 decreased primarily due to the recognition of amortization related to existing operating leases, the termination or reduced term of certain operating leases and the impairment of certain operating lease assets which exceeded the increased operating lease assets associated with any new or extended operating lease agreements. The decrease in other assets, net as of January 29, 2022 was primarily due to (1) a $3 million decrease in investment in unconsolidated entities due to the sale of our ownership interest in an unconsolidated entity, (2) a reduction in certain deposit payments, and (3) a reduction in non-current deferred tax assets. These decreases in other non-current assets were partially offset by an increase in assets set aside for potential deferred compensation obligations.

Liabilities:

	January 29,	January 30,
	2021	2021	$ Change	% Change
Total current liabilities	$226,166	$196,252	$29,914	15.2%
Long-term debt	—	—	—	—%
Non-current portion of operating lease liabilities	199,488	239,963	(40,475)	(16.9)%
Other non-current liabilities	21,413	23,691	(2,278)	(9.6)%
Deferred income taxes	2,911	—	2,911	100.0%
Total liabilities	$449,978	$459,906	$(9,928)	(2.2)%

Current liabilities increased as of January 29, 2022 primarily due to increases in (1) accrued compensation, which was primarily due to a $19 million increase in accrued incentive compensation after the annual bonus program was suspended in Fiscal 2020, partially offset by a $5 million reduction in FICA payable as the amounts allowed to be deferred pursuant to the CARES Act in the prior year were paid during Fiscal 2021 and a reduction in accrued compensation amounts associated with the exit from Lanier Apparel, (2) accounts payable, which was primarily due to increased payables associated with an increase in inventory in transit partially offset by reductions in other payables and outstanding ACH payments and checks, and (3) accrued expenses and other liabilities, which was primarily due to increases in estimated direct to consumer inventory returns, gift card liabilities, accrued percentage rent amounts, and the contingent consideration liability related to TBBC.

Non-current portion of operating lease liabilities as of January 29, 2022, decreased primarily due to the payment of operating lease liabilities and reductions in liabilities related to the termination or reduced term of certain operating leases, which exceeded operating lease liabilities associated with any new or extended operating lease agreements. Other non-current liabilities as of January 29, 2022 decreased primarily due to decreases in (1) uncertain tax positions and (2) non-current contingent consideration liabilities as all amounts are classified as current liabilities as of January 29, 2022, partially offset by an increase in deferred compensation liabilities. Deferred income taxes increased as of January 29, 2022 primarily due to timing differences associated with depreciation and amortization partially offset by timing differences associated with accrued compensation, other current liability amounts and inventories.

Statement of Cash Flows

The following table sets forth the net cash flows resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Cash provided by operating activities	$198,006	$83,850	$121,926
Cash used in investing activities	(181,572)	(34,651)	(37,421)
Cash used in financing activities	(38,175)	(35,848)	(41,298)
Net change in cash and cash equivalents	$(21,741)	$13,351	$43,207

Cash and cash equivalents and short-term-investments, in the aggregate, were $210 million and $66 million at January 29, 2022 and January 30, 2021, respectively. The increase in the aggregate cash and short-term investments balance was primarily due to our strong cash flows from operations exceeding our capital expenditure and financing activities cash requirements. Changes in cash flows in Fiscal 2021 and the Fiscal 2020 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In Fiscal 2021 and Fiscal 2020, operating activities provided $198 million and $84 million of cash, respectively. The cash flow from operating activities for each year primarily consisted of net earnings (loss) for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, impairment, equity-based compensation, gain on sale of our interest in an unconsolidated entity, and gain on sale of property and equipment, as well as the net impact of changes in deferred taxes and operating assets and liabilities. In both Fiscal 2021 and Fiscal 2020, changes in operating assets and liabilities had a significant net favorable impact on cash flow from operations.

In Fiscal 2021, changes in operating assets and liabilities were primarily due to an increase in current liabilities and a decrease in inventories, which increased cash flow from operations, partially offset by an increase in receivables, which decreased cash flow from operations. In Fiscal 2020, changes in operating assets and liabilities were primarily due to a decrease in inventories and receivables and an increase in current liabilities, which increased cash flow from operations, partially offset by an increase in income tax receivables and a decrease in deferred tax liabilities, which decreased cash flow from operations.

Investing Activities:

In Fiscal 2021 and Fiscal 2020, investing activities used $182 million and $35 million of cash, respectively. During Fiscal 2021, we converted $165 million of cash on hand into short-term investments. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $32 million and $29 million in Fiscal 2021 and Fiscal 2020, respectively. Additionally, in Fiscal 2021, we received $15 million of proceeds from the sale of our investment in an unconsolidated entity as well as $3 million of proceeds from the sale of Lanier Apparel’s Toccoa, Georgia distribution center, which is included in other investing activities. In Fiscal 2021 and Fiscal

2020, we used certain amounts of cash, which are included in other investing activities, for investments in unconsolidated entities, including minority ownership interests or loans.

On an ongoing basis, our cash flow used in investing activities is expected to primarily consist of our capital expenditure investments associated with investments in information technology initiatives, including e-commerce capabilities; direct to consumer locations, including opening, relocating and remodeling; and facilities enhancements for distribution centers and offices. Additionally, cash flow from investing activities will include any amounts contributed to or received from or short-term investment accounts, if any.

Financing Activities:

In Fiscal 2021 and Fiscal 2020, financing activities used $38 million and $36 million of cash, respectively, which primarily consists of returning amounts to shareholders through dividends and share repurchases. During Fiscal 2021, we used cash flow from operations to pay $28 million of dividends and repurchase $11 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and of equity awards in respect of employee tax withholding liabilities. During Fiscal 2020, we used cash flow from operations to pay $17 million of dividends and repurchase $20 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and of equity awards in respect of employee tax withholding liabilities. Both Fiscal 2021 and Fiscal 2020 included certain amounts related to (1) the issuance of equity pursuant to our employee stock purchase plan and (2) the payment of contingent consideration or other deferred acquisition payment amounts, which are included in other financing activities.

Liquidity and Capital Resources

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities, as well as our $210 million of cash and short-term investments as of January 29, 2022, will provide sufficient cash flows over both the short and long term to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our lifestyle brands, direct to consumer initiatives, information technology projects and other strategic initiatives. Our capital needs depend on many factors including the results of our operations and cash flows, future growth rates, the need to finance inventory levels and the success of our various products.

To the extent cash flow needs, for acquisitions or otherwise, in the future exceed cash flow provided by our operations, as well as our cash and short-term investment amounts, we will have access, subject to its terms, to our $325 million U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any, and any other investing or financing activities. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for certain product purchases, which reduce the amounts available under our line of credit when issued and, as of January 29, 2022, totaled $3 million.

During Fiscal 2021, we did not have any borrowings outstanding under our U.S. Revolving Credit Agreement. As of January 29, 2022, we had no borrowings outstanding and $322 million of unused availability under our U.S. Revolving Credit Agreement. Considering both the $322 million of unused availability under our U.S. Revolving Credit Agreement and our cash, cash equivalents and short-term investments in excess of the amounts available for inclusion in the borrowing base assets of $60 million, our total liquidity position totaled $382 million as of January 29, 2022.

Our cash, short-term investments and debt levels in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure, including borrowings from additional credit facilities or sales of debt or equity securities in the future. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

U.S. Revolving Credit Agreement

The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest, unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity (July 2024) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2021 and as of January 29, 2022, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of January 29, 2022, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

We anticipate that at the maturity of the U.S. Revolving Credit Agreement in July 2024, or as otherwise deemed appropriate, we will be able to refinance the facility or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.

The principal amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time. During Fiscal 2021, we paid $1 million of unused line fees, letter of credit fees and interest.

Operating Lease Commitments:

In the ordinary course of business, we enter into long-term real estate lease agreements for our direct to consumer locations, which include retail and food and beverage locations, and office and warehouse/distribution space, as well as leases for certain equipment. Our real estate leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement at our discretion, among other provisions. Our real estate lease terms are typically for a period of ten years or less and typically require monthly rent payments with specified rent escalations during the lease term. Our real estate leases usually provide for payments of our pro rata share of real estate taxes, insurance and other operating expenses applicable to the property, and certain of our leases require payment of sales taxes on rental payments. Base rent amounts specified in the leases are included in determining the operating lease liabilities included in our consolidated balance sheet, while amounts for real estate taxes, sales tax, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective leases are not included in determining the operating lease liabilities included in our consolidated balance sheets.

These leases require us to make a substantial amount of cash on an annual basis. Base rent amounts required to be paid in the future over the remaining lease terms under our existing leases as of January 29, 2022, totaled $289 million, including $69 million, $62 million, $49 million, $36 million and $28 million of required payments in each of the next five years. Additionally, amounts for real estate taxes, sales tax, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases are required to be paid in the future, but these amounts payable in future periods are, in most cases, not quantified in the lease agreement or are dependent on factors which may not be known at this time. Such amounts incurred in Fiscal 2021 totaled $35 million.

Refer to Note 1 and Note 6 in our consolidated financial statements for additional disclosures about our operating lease agreements and related commitments.

Capital Expenditures:

Our anticipated capital expenditures for Fiscal 2022 are expected to be approximately $50 million. Our ongoing capital expenditures primarily consist of costs associated with investments in information technology initiatives, including e-commerce capabilities; direct to consumer locations, including opening, relocating and remodeling; and facilities enhancements for distribution centers and offices. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in Fiscal 2021 and prior years depending on the investments we believe appropriate for that year to support future expansion of our businesses.

Dividends:

On March 21, 2022, our Board of Directors approved a cash dividend of $0.55 per share payable on April 29, 2022 to shareholders of record as of the close of business on April 14, 2022. This dividend is a 31% increase over the dividend paid in the Fourth Quarter of Fiscal 2021.

Although we have paid dividends in each quarter since we became a public company in July 1960, including $28 million in total, or $1.63 per common share, in Fiscal 2021, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of our U.S. Revolving Credit Agreement above and in Note 5 of our consolidated financial statements contained in this report.

Share Repurchases:

We have executed share repurchase programs previously, including share repurchases in Fiscal 2021 and Fiscal 2020, but we do not have an annual program for share repurchases as part of our overall plan for shareholder return. As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2021, on December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. Pursuant to the Board of Directors’ authorization, we entered into a $100 million open market stock repurchase program (Rule 10b5-1 plan) to acquire shares of our stock, under which 91,000 shares of our stock were repurchased for $8 million in the Fourth Quarter of Fiscal 2021. As of January 29, 2022, $142 million of the authorization remained available for future repurchases of our common stock.

Additionally, subsequent to January 29, 2022 and through March 28, 2022, we repurchased an additional 343,000 shares of our common stock for $29 million under the same open market stock repurchase program resulting in

$62 million remaining under the open market repurchase program and $112 million remaining under the Board of Directors’ authorization as of March 28, 2022.

Other Liquidity Items:

Amounts totaling $17 million of deferred compensation obligations are included in other non-current liabilities in our consolidated balance sheet as of January 29, 2022. The timing of payment of these amounts are uncertain as the amounts are payable generally at the discretion of the individual employees or upon the death of the individual. Also, non-current deferred tax liability amounts are included in our consolidated balance sheet as of January 29, 2022 and discussed in Note 10 to our consolidated financial statements included in this report. As the results of the deferred tax liability calculations do not have a direct connection with the amount of cash taxes to be paid in any specific future periods, the timing of deferred income tax amounts by period are uncertain. A liability of $2 million for TBBC contingent consideration is a current liability included in accrued expenses and other liabilities in our consolidated balance sheet for the final payment related to the TBBC contingent consideration arrangement.

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP in a consistent manner. The preparation of these financial statements requires the selection and application of accounting policies. Further, the application of GAAP requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience, current trends and various other assumptions (including with respect to the uncertain impact of the COVID-19 pandemic), that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions. Also, we believe it is possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. The use of different assumptions could result in materially different amounts. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies, our consolidated statements of operations could be materially misstated.

A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in this report. The following is a brief discussion of the more significant estimates, assumptions and judgments we use or the amounts most sensitive to change from outside factors.

Revenue Recognition and Accounts Receivable

Our revenue consists of direct to consumer sales, including our retail store, e-commerce and restaurant operations, and wholesale sales, as well as royalty income, which is included in royalties and other income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied, which generally occurs when we deliver our products to our direct to consumer and wholesale customers.

In our direct to consumer operations, which represented 80% of our consolidated net sales in Fiscal 2021, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts. We make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. As of January 29, 2022, our direct to consumer return reserve liability was $11 million compared to $7 million as of January 30, 2021. A 10% change in the direct to consumer sales return reserve as of January 29, 2022 would have had an impact of less than $1 million on net earnings in Fiscal 2021.

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale accounts for certain products. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. Significant considerations in determining our estimates for these amounts for wholesale customers may include historical and current trends, agreements with customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. As of January 29, 2022, our total reserves for discounts, returns and allowances for our wholesale businesses were $3 million compared to $6 million as of January 30, 2021. If these allowances changed by 10% it would have had an impact of less than $1 million on net earnings in Fiscal 2021.

We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. We recognize estimated provisions for credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends, and the risk characteristics of the receivables, each of which is subjective and requires certain assumptions. As of January 29, 2022, our provision for credit losses for our wholesale receivables was $1 million compared to $3 million as of January 30, 2021. If the provision for credit losses changed by 10% it would have had an impact of less than $1 million on net earnings in Fiscal 2021.

Inventories, net

For operating group reporting, our inventory is carried at the lower of the first-in, first-out (FIFO) cost or market. We evaluate the composition of our inventories for identification of distressed inventory at least quarterly. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must use certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends, general economic conditions and our anticipated plans to sell the inventory.

For consolidated financial reporting, $103 million, or 88%, of our inventories were valued at the lower of the last-in, first-out (LIFO) cost or market after deducting the $69 million LIFO reserve as of January 29, 2022. The remaining $14 million of our inventories are valued at the lower of FIFO cost or market as of January 29, 2022. LIFO reserves are based on the Producer Price Index (PPI) as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value.

As of January 29, 2022, we had recorded a reserve of $3 million, compared to $6 million as of January 30, 2021, related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of such markdowns would have had an impact of less than $1 million on net earnings in Fiscal 2022. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method that is not marked down in excess of our LIFO reserve typically would not be expected to have a material impact on our consolidated financial statements. A change in inventory levels, the mix of inventory by inventory category or the PPI at the end of future fiscal years compared to amounts as of January 29, 2022 could result in a material impact on our consolidated financial statements in the future.

Given the significant amount of uncertainty surrounding the year-end LIFO calculation, including the estimate of year-end inventory balances, the proportion of inventory in each inventory category and the year-end PPI, we typically do not adjust our LIFO reserve in the first three quarters of a fiscal year. This policy may result in significant LIFO accounting adjustments in the fourth quarter of the fiscal year. We do recognize changes in markdown reserves during each quarter of the fiscal year as those amounts can be estimated on an interim basis.

Goodwill and Intangible Assets, net

The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed or incurred as a result of an acquisition based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions about a number of uncertain factors. Our intangible assets primarily consist of trademarks, as well as reacquired rights and customer relationships. Goodwill is recognized as the amount by which the cost to acquire a business exceeds the fair value of assets acquired less any liabilities assumed at acquisition.

The fair values and useful lives of our acquired intangible assets and goodwill are estimated based on our assessment as well as independent third party appraisals, in some cases. At acquisition, as well as any subsequent impairment tests, assumptions and estimates about various items with significant uncertainty are required to determine the fair value of intangible assets and goodwill. When determining the fair value, significant assumptions may include our planned use of the asset as well as estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademarks, a risk-adjusted market based cost of capital as the discount rates and income tax rates, among other factors. Our fair value assessment may also consider any comparable market transactions. The use of different assumptions related to these uncertain factors at acquisition could result in a material change to the amounts of intangible assets and goodwill initially recorded at acquisition, which could result in a material impact on our consolidated financial statements.

Trademarks with indefinite lives, which totaled $148 million as of January 29, 2022, and goodwill, which totaled $24 million as of January 29, 2022, are not amortized but instead evaluated, either qualitatively or quantitatively, for impairment annually as of the first day of our fourth quarter, or more frequently if events or circumstances indicate that the intangible asset or goodwill might be impaired. The assessment of fair value of trademarks with indefinite lives and goodwill often includes assessments based on a discounted cash flow analysis. This analysis is typically similar to the analysis performed at acquisition and dependent upon a number of uncertain factors, including those used in the initial valuation at acquisition as listed above. If this analysis indicates an impairment of a trademark with an indefinite life or goodwill, the amount of the impairment is recognized based on the amount that the carrying value of the intangible asset or goodwill exceeds the estimated fair value. While we have the option for a qualitative test, we performed a quantitative test for each test date in Fiscal 2021, Fiscal 2020 and Fiscal 2019.

If our operating results, plans for the acquired business and/or macroeconomic conditions, anticipated results or other assumptions change after an acquisition, it could result in the impairment of the acquired intangible assets or goodwill. Also, a change in macroeconomic conditions may not only impact the estimated operating cash flows used in our cash flow models but may also impact other assumptions used in our analysis, including but not limited to, the risk-adjusted market-based cost of capital and/or discount rates.

During Fiscal 2020, we recognized impairment charges for goodwill and intangible assets of Southern Tide of $60 million, resulting in the impairment of all goodwill for Southern Tide and the majority of the indefinite-lived intangible assets for Southern Tide. As noted above, the use of different assumptions related to the estimated fair value of the Southern Tide amounts could have resulted in a different fair value and a different impairment charge or charges in different periods. In Fiscal 2021 and Fiscal 2019, no impairment charges related to intangible assets or goodwill were recognized based on our impairment tests in those periods.

Indefinite-lived intangible assets and goodwill that have been recently acquired or impaired are typically more sensitive to changes in assumptions than other intangible asset and goodwill amounts as those amounts have recently been recorded at or adjusted to fair value. Accordingly, the $9 million of indefinite-lived trademark of Southern Tide has the least excess of fair value over book value as of January 29, 2022. We do not believe any of our indefinite-lived intangible assets or goodwill amounts are at risk of an impairment charge as of January 29, 2022.

Intangible assets with finite lives totaled $8 million as of January 29, 2022 and primarily consist of certain trademarks, reacquired rights and customer relationships. These assets are amortized over their estimated useful lives and reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the assets are determined to not be recoverable on an undiscounted cash flow basis and the expected future discounted cash flows of the asset group are less than the carrying amount, an asset group is impaired and a loss is recorded for the amount by which the carrying value of the asset group exceeds its fair value.

Other Fair Value Measurements

For many assets and liabilities, the determination of fair value may not require the use of many assumptions or other estimates. However, in some cases the assumptions or inputs associated with the determination of fair value may require the use of many assumptions which may be internally derived or otherwise unobservable. These assumptions may include the planned use of the assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. We use certain market-based and internally derived information and make assumptions about the information in (1) determining the fair values of assets and liabilities acquired as part of a business combination, (2) adjusting recognized assets and liabilities to fair value and (3) assessing recognized assets for impairment, including intangible assets, goodwill and other non-current assets.

From time to time, we may recognize asset impairment or other charges related to certain lease assets, property and equipment or other amounts associated with us exiting retail or office space or otherwise. In these cases, we must determine the impairment charge related to the asset group if the assets are determined to not be recoverable on an undiscounted cash flow basis and the expected future discounted cash flows of the asset group are less than the carrying amount. While estimated cash outflows can be determined, in certain cases, if there is an underlying lease, the timing and amount of estimated cash inflows for any sublease rental income and other costs are often uncertain, particularly if there is not a sub-lease agreement in place. Also, we could subsequently negotiate a lease termination agreement that would differ from the estimated under other assumptions. Thus, our estimate of an impairment charge related to an asset group could change significantly as we obtain better information in future periods.

In connection with certain acquisitions, we have entered into contingent consideration arrangements, which are recognized at fair value at acquisition and each subsequent balance sheet date, to compensate the sellers if certain targets are achieved. The valuation of these contingent consideration amounts requires assumptions regarding the anticipated amounts and probabilities of cash flows, discount rates and other factors, each requiring a significant amount of judgment.

Income Taxes

Income taxes included in our consolidated financial statements are determined using the asset and liability method, in which income taxes are recognized based on amounts of income tax payable or refundable in the current year as well as the impact of any items that are recognized in different periods for consolidated financial statement reporting purposes and tax return reporting purposes. Significant judgment is required in determining our income tax provision as there are many transactions and calculations where the ultimate tax outcome is uncertain and tax laws and regulations are often complex and subject to interpretation and judgment. These uncertainties relate to the recognition or changes to the realizability of deferred tax assets, loss carryforwards, valuation allowances, uncertain tax positions and other matters. Our assessment of these income tax matters requires our consideration of taxable income and other items for historical periods, projected future taxable income, projected future reversals of existing timing differences, tax planning strategies and other information.

The use of different assumptions related to the income tax matters above, as well as a shift in earnings among jurisdictions, changes in tax laws, enacted rates or interpretations, court case decisions, statute of limitation expirations or audit settlements, each could have a significant impact on our income tax rate. The ultimate resolution of our income tax matter uncertainties may differ significantly from the anticipated resolution included in our current assumptions and estimates, which could have a significant impact on our financial statements. An increase in our consolidated income tax expense rate from 20.0% to 21.0% during Fiscal 2021 would have reduced net earnings by $2 million. See Note 10 to our consolidated financial statements included in this report for further discussion of income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in our consolidated financial statements included in this report for a discussion of recent accounting pronouncements issued by the FASB that we have not yet adopted that may have a material effect on our financial position, results of operations or cash flows in the future.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business from changes in interest rates, foreign currency exchange rates and commodity prices. In recent years, we have not used financial instruments to mitigate our exposure to these risks, and we do not use financial instruments for trading or other speculative purposes. However, we could use financial instruments to mitigate our exposure to these risks in the future.

Interest Rate Risk

As of January 29, 2022, we had no borrowings outstanding under our U.S. Revolving Credit Agreement. As of January 29, 2022, we had $45 million of cash and cash equivalents and $165 million of short-term investments on our consolidated balance sheet. During Fiscal 2021, we did not recognize any significant interest expense or interest income. Our interest rate risk is discussed in Interest Rate Risk in Note 1 to our consolidated financial statements included in this report.

Our U.S. Revolving Credit Agreement provides the necessary borrowing flexibility we require and accrues interest based on variable rate interest rates. We did not have any borrowings outstanding during Fiscal 2021 and do not anticipate any significant borrowings outstanding during Fiscal 2022, but we may have borrowings outstanding from time to time in the future due to our seasonal working capital needs or otherwise. If we have borrowings outstanding under our U.S. Revolving Credit Agreement in the future, we have exposure to changes in interest rates as an increase in interest rates could increase our interest expense. Alternatively, when we have cash, cash equivalents, and short-term investments on our balance sheet, we are exposed to market risk from changes in interest rates on these amounts as a reduction in interest rates could reduce interest income.

Foreign Currency Risk

We have exposure to foreign currency exchange rate changes including the impact of the re-measurement of transaction amounts into the respective functional currency and the translation of our foreign subsidiary financial statements into U.S. dollars. Also, although we purchase substantially all of our product purchases pursuant to a U.S. dollar denominated arrangement, future product costs could increase as a result of fluctuations in the exchange rate between the U.S. dollar and the local currencies of our contract manufacturers.

With 97% of our consolidated net sales in the United States, we do not anticipate that the impact of foreign currency changes on our foreign operations would have a material impact on our consolidated net sales, operating income or net earnings in the near term. Our foreign currency exchange rate risk is discussed in Foreign Currency in Note 1 to our consolidated financial statements included in this report.

Commodity and Inflation Risk

We are affected by inflation and changing prices through the purchase of full-package finished goods from contract manufacturers, who manufacture products consisting of various raw material components, including fabrics made of cotton, silk, linen, nylon, leather, tencel and other natural and man-made fibers, or blends of two or more of these materials. Inflation/deflation risks are managed by each operating group, when possible, through negotiating product prices in advance, selective price increases and cost containment initiatives. We have not historically entered into significant long-term sales or purchase contracts or engaged in hedging activities with respect to our commodity risks.

Item 8.   Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par amounts)

	January 29,	January 30,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$44,859	$66,013
Short-term investments	164,890	—
Receivables, net	34,550	30,418
Inventories, net	117,709	123,543
Income tax receivable	19,728	17,975
Prepaid expenses and other current assets	18,599	20,367
Total Current Assets	$400,335	$258,316
Property and equipment, net	152,447	159,732
Intangible assets, net	155,307	156,187
Goodwill	23,869	23,910
Operating lease assets	195,100	233,775
Other assets, net	30,584	33,714
Total Assets	$957,642	$865,634
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$80,753	$71,148
Accrued compensation	30,345	18,897
Current portion of operating lease liabilities	61,272	60,886
Accrued expenses and other liabilities	53,796	45,321
Total Current Liabilities	$226,166	$196,252
Long-term debt	—	—
Non-current portion of operating lease liabilities	199,488	239,963
Other non-current liabilities	21,413	23,691
Deferred income taxes	2,911	—
Shareholders’ Equity
Common stock, $1.00 par value per share	16,805	16,889
Additional paid-in capital	163,156	156,508
Retained earnings	331,175	235,995
Accumulated other comprehensive loss	(3,472)	(3,664)
Total Shareholders’ Equity	$507,664	$405,728
Total Liabilities and Shareholders’ Equity	$957,642	$865,634

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ and shares in thousands, except per share amounts)

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Net sales	$1,142,079	$748,833	$1,122,790
Cost of goods sold	435,861	333,626	477,823
Gross profit	$706,218	$415,207	$644,967
SG&A	573,636	492,628	566,149
Impairment of goodwill and intangible assets	—	60,452	—
Royalties and other operating income	32,921	14,024	14,857
Operating income (loss)	$165,503	$(123,849)	$93,675
Interest expense, net	944	2,028	1,245
Earnings (loss) before income taxes	$164,559	$(125,877)	$92,430
Income tax provision (benefit)	33,238	(30,185)	23,937
Net earnings (loss)	$131,321	$(95,692)	$68,493

Net earnings (loss) per share:
Basic	$7.90	$(5.77)	$4.09
Diluted	$7.78	$(5.77)	$4.05
Weighted average shares outstanding:
Basic	16,631	16,576	16,756
Diluted	16,869	16,576	16,914
Dividends declared per share	$1.63	$1.00	$1.48

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Net earnings (loss)	$131,321	$(95,692)	$68,493
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	192	997	434
Comprehensive income (loss)	$131,513	$(94,695)	$68,927

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total
February 3, 2019	$16,959	$142,976	$323,515	$(5,095)	$478,355
Net earnings and other comprehensive income	—	—	68,493	434	68,927
Shares issued under equity plans	116	1,523	—	—	1,639
Compensation expense for equity awards	—	7,620	—	—	7,620
Repurchase of shares	(35)	(2,693)	—	—	(2,728)
Cash dividends declared and paid	—	—	(25,215)	—	(25,215)
Cumulative effect of change in accounting standard	—	—	—	—	—
February 1, 2020	$17,040	$149,426	$366,793	$(4,661)	$528,598
Net earnings and other comprehensive income (loss)	—	—	(95,692)	997	(94,695)
Shares issued under equity plans	227	1,151	—	—	1,378
Compensation expense for equity awards	—	7,755	—	—	7,755
Repurchase of shares	(378)	(1,824)	(17,721)	—	(19,923)
Cash dividends declared and paid	—	—	(16,886)	—	(16,886)
Cumulative effect of change in accounting standard	—	—	(499)	—	(499)
January 30, 2021	$16,889	$156,508	$235,995	$(3,664)	$405,728
Net earnings and other comprehensive income	—	—	131,321	192	131,513
Shares issued under equity plans	41	1,411	—	—	1,452
Compensation expense for equity awards	—	8,186	—	—	8,186
Repurchase of shares	(125)	(2,949)	(8,268)	—	(11,342)
Cash dividends declared and paid	—	—	(27,873)	—	(27,873)
Cumulative effect of change in accounting standard	—	—	—	—	—
January 29, 2022	$16,805	$163,156	$331,175	$(3,472)	$507,664

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Cash Flows From Operating Activities:
Net earnings (loss)	$131,321	$(95,692)	$68,493
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation	39,062	38,975	38,026
Amortization of intangible assets	880	1,111	1,171
Impairment of goodwill and intangible assets	—	60,452	—
Impairment of property and equipment	1,656	19,828	1,090
Equity compensation expense	8,186	7,755	7,620
Gain on sale of investment in unconsolidated entity	(11,586)	—	—
Gain on sale of property and equipment	(2,669)	—	—
Amortization of deferred financing costs	344	344	384
Change in fair value of contingent consideration	1,188	593	431
Deferred income taxes	4,054	(18,332)	(1,973)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(2,667)	28,429	10,252
Inventories, net	5,378	29,355	8,187
Income tax receivable	(1,753)	(17,113)	19
Prepaid expenses and other current assets	1,763	5,064	606
Current liabilities	27,585	17,611	(14,282)
Other non-current assets, net	37,534	53,819	(283,335)
Other non-current liabilities	(42,270)	(48,349)	285,237
Cash provided by operating activities	$198,006	$83,850	$121,926
Cash Flows From Investing Activities:
Purchases of property and equipment	(31,894)	(28,924)	(37,421)
Purchases of short-term investments	(165,000)	—	—
Proceeds from sale of investment in unconsolidated entity	14,586	—	—
Other investing activities	736	(5,727)	—
Cash used in investing activities	$(181,572)	$(34,651)	$(37,421)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	—	(280,963)	(122,241)
Proceeds from revolving credit arrangements	—	280,963	109,248
Deferred financing costs paid	—	—	(952)
Repurchase of common stock	(8,359)	(18,053)	—
Proceeds from issuance of common stock	1,452	1,378	1,639
Repurchase of equity awards for employee tax withholding liabilities	(2,983)	(1,870)	(2,728)
Cash dividends paid	(27,536)	(16,844)	(25,215)
Other financing activities	(749)	(459)	(1,049)
Cash used in financing activities	$(38,175)	$(35,848)	$(41,298)
Net change in cash and cash equivalents	$(21,741)	$13,351	$43,207
Effect of foreign currency translation on cash and cash equivalents	587	202	926
Cash and cash equivalents at the beginning of year	66,013	52,460	8,327
Cash and cash equivalents at the end of period	$44,859	$66,013	$52,460

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 29, 2022

Note 1. Business and Summary of Significant Accounting Policies

Description of Business

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama®, Lilly Pulitzer®, Southern Tide®, The Beaufort Bonnet Company® and Duck Head® lifestyle brands. We distribute our products through our direct to consumer channel, consisting of retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores, specialty stores, multi-branded e-commerce retailers, off-price retailers and other retailers. Additionally, we operate Tommy Bahama food and beverage locations, including Marlin Bars and full-service restaurants, generally adjacent to a Tommy Bahama retail store location.

In Fiscal 2020, we decided to exit our Lanier Apparel business, a business which had been focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic. The exit of the Lanier Apparel business was completed in Fiscal 2021. Refer to Note 2 for certain financial information about Lanier Apparel and Note 11 for a description of certain information relating to the exit of Lanier Apparel, including charges associated with the exit of the business.

COVID-19 Pandemic

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations in Fiscal 2020 and Fiscal 2021. While our mission remains the enhancement of long-term shareholder value, our focus during this crisis has been (1) the health and well-being of our employees, customers and communities, (2) protecting the reputation, value and image of our brands and (3) preserving liquidity.

In Fiscal 2020, due to the COVID-19 pandemic, we temporarily closed all our retail and restaurant locations, resulting in a reduction in net sales and a significant net loss after many years of profitable operating results. We began reopening our stores and restaurants in the Second Quarter of Fiscal 2020 in a phased approach in accordance with local government guidelines and with additional safety protocols. After reopening many of our locations we continued to experience reduced traffic, limited operating hours and capacity, seating and other limitations, with such factors impacting individual locations to varying degrees. There can be no assurance that additional closures will not occur in the future as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. In addition, the shift from in-store shopping to online shopping accelerated in Fiscal 2020 resulting in strong growth in our e-commerce businesses.

In Fiscal 2021, the economic environment improved significantly with a significant rebound in retail traffic. This improved environment and exceptionally strong consumer demand drove increased net sales and record net earnings. There can be no assurance that these traffic and other trends will continue for our business or the broader retail apparel market. There remains significant uncertainty as to the duration and severity of the pandemic as well as the associated impact of changes in consumer discretionary spending habits, supply chain and other business disruptions, operating cost increases and inflationary pressures, general economic conditions and restrictions on our ongoing operations that result from the COVID-19 pandemic. Thus, the ultimate impact of the pandemic on our business is uncertain at this time.

Fiscal Year

We operate and report on a 52/53-week fiscal year. Our fiscal year ends on the Saturday closest to January 31 and is designated by the calendar year in which the fiscal year commences. As used in our consolidated financial

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements, the terms Fiscal 2019, Fiscal 2020, Fiscal 2021 and Fiscal 2022 reflect the 52 weeks ended February 1, 2020; 52 weeks ended January 30, 2021; 52 weeks ended January 29, 2022; and 52 weeks ending January 28, 2023, respectively.

Principles of Consolidation

Our consolidated financial statements include the accounts of Oxford Industries, Inc. and any other entities in which we have a controlling financial interest, including our wholly-owned domestic and foreign subsidiaries, or variable interest entities for which we are the primary beneficiary, if any. Generally, we consolidate businesses in which we have a controlling financial interest which may be evidenced through ownership of a majority voting interest or other rights which might indicate that we are the primary beneficiary of the entity. The primary beneficiary has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. All significant intercompany accounts and transactions are eliminated in consolidation.

Business Combinations

The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed or incurred as a result of an acquisition based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors, many of which involve a significant amount of uncertainty. Additionally, the definition of fair value of inventories acquired as part of a business combination generally will equal the expected sales price less certain costs associated with selling the inventory, which may exceed the actual cost of the acquired inventories, resulting in an inventory step-up to fair value at acquisition, which would be recognized in our consolidated statements of operations as the acquired inventory is sold.

The purchase price allocation of a business combination may be revised during an allocation period as necessary when, and if, information becomes available to revise the fair values of the assets acquired and the liabilities assumed. The allocation period will not exceed one year from the date of the acquisition. Should information become available after the allocation period indicating that an adjustment to the purchase price allocation is appropriate, that adjustment will be included in our consolidated statements of operations. The results of operations of acquired businesses are included in our consolidated statements of operations from the respective dates of the acquisitions. Transaction costs related to business combinations are included in SG&A in our consolidated statements of operations as incurred.

Revenue Recognition and Receivables

Our revenue consists of direct to consumer sales, including our retail store, e-commerce and restaurant operations, and wholesale sales, as well as royalty income, which is included in royalties and other income in our consolidated statements of operations. Revenue is recognized at an amount that reflects the consideration expected to be received for those goods and services pursuant to a five-step approach: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligation is satisfied. The table below quantifies the amount of net sales by distribution channel (in thousands) for each period presented.

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Retail	$443,015	$202,071	$440,803
E-commerce	369,300	323,900	262,283
Restaurant	96,244	48,428	83,836
Wholesale	231,536	173,209	333,986
Other	1,984	1,225	1,882
Net sales	$1,142,079	$748,833	$1,122,790

We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied, which generally occurs when we deliver our products to our direct to consumer and wholesale customers. Control of the product is generally transferred upon providing the product to consumers in our bricks and mortar retail stores and restaurants, upon physical delivery of the products to consumers in our e-commerce operations and upon shipment from our distribution center to customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligations related to the contract and have an unconditional right to consideration for the products sold as outlined in the contract. Our receivables resulting from contracts with customers in our direct to consumer operations are generally collected within a few days, upon settlement of the credit card transaction, while our receivables resulting from contracts with our customers in our wholesale operations are generally due within one quarter, in accordance with established credit terms. All of our performance obligations under the terms of our contracts with customers in our direct to consumer and wholesale operations have an expected original duration of one year or less. We only recognize revenue to the extent that it is probable that we will not have a significant reversal of revenue in a future period. Our revenue, including any freight income, is recognized net of applicable taxes in our consolidated statements of operations.

In our direct to consumer operations, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts; thus retail store, e-commerce and restaurant revenues are recorded net of estimated returns and discounts, as applicable. The sales return allowance is based on historical direct to consumer return rates and current trends and is recognized on a gross basis as a return liability for the amount of sales estimated to be returned and a return asset for the right to recover the product estimated to be returned by the customer. The value of inventory associated with a right to recover the goods returned in our direct to consumer operations is included in prepaid expenses and other current assets in our consolidated balance sheets. The changes in the return liability are recognized in net sales and the changes in the return asset are recognized in cost of goods sold in our consolidated statements of operations. An estimated sales return liability of $11 million and $7 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of January 29, 2022 and January 30, 2021, respectively.

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. Some of these arrangements are written agreements, while others may be implied by customary practices or expectations in the industry. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns, allowances and operational chargebacks as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets, with the estimated value of inventory expected to be returned in prepaid expenses and

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other current assets in our consolidated balance sheets. As of January 29, 2022 and January 30, 2021, reserve balances recorded as a reduction to wholesale receivables related to these items were $3 million and $6 million, respectively.

We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. In circumstances where we become aware of a specific wholesale customer’s inability to meet its financial obligations, a specific provision for credit losses is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are ultimately written off at the time that the amounts are not considered collectible. For other wholesale customer receivable amounts, we recognize estimated provisions for credit losses, using the current expected loss model in Fiscal 2021 and Fiscal 2020 and the incurred loss model in Fiscal 2019 under the previous guidance, based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends and the risk characteristics of the receivables. Provisions for credit loss expense, which is included in SG&A in our consolidated statements of operations, for Fiscal 2021, Fiscal 2020 and Fiscal 2019 were a credit of $1 million, a charge of $4 million and $0 million, respectively, while write-offs of credit losses for Fiscal 2021, Fiscal 2020 and Fiscal 2019 were $0 million, $2 million and $0 million. As of January 29, 2022 and January 30, 2021, receivables, net in our consolidated balance sheet included a provision for credit losses related to trade receivables of $1 million and $3 million, respectively.

In addition to trade receivables, tenant allowances due from landlord of $1 million and $2 million are included in receivables, net in our consolidated balance sheet, as of January 29, 2022 and January 30, 2021, respectively. Substantially all other amounts recognized in receivables, net represent trade receivables related to contracts with customers, including receivables from wholesale customers, credit card receivables related to our direct to consumer operations, and receivables from licensing partners. As of January 29, 2022 and January 30, 2021, prepaid expenses and other current assets included $4 million and $4 million, respectively, representing the estimated value of inventory for expected direct to consumer and wholesale sales returns in the aggregate. We did not have any significant contract assets related to contracts with customers, other than trade receivables and the value of inventory associated with expected sales returns, as of January 29, 2022 and January 30, 2021.

In addition to our estimated expected return amounts, contract liabilities related to contracts with our customers include gift cards and merchandise credits issued by us as well as unredeemed loyalty program award points. Gift cards and merchandise credits issued by us are redeemable on demand by the holder and do not have an expiration date and do not incur administrative fees. Historically, substantially all gift cards and merchandise credits are redeemed within one year of issuance. Gift cards and merchandise credits are recorded as a liability until our performance obligation is satisfied, which occurs when redeemed by the consumer, at which point revenue is recognized. However, we recognize estimated breakage income for certain gift cards and merchandise credits using the redemption recognition method, subject to applicable laws in certain states. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheets and totaled $16 million and $13 million as of January 29, 2022 and January 30, 2021, respectively. Gift card breakage income, which is included in net sales in our consolidated statements of operations, was $1 million, $1 million and $2 million in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

In Fiscal 2021, our Southern Tide, TBBC and Duck Head brands each initiated loyalty award programs. These programs allow consumers to earn loyalty points associated with the brand. These programs are primarily spend-based loyalty programs, with varying terms and conditions for each respective brand’s program. The consumer earns points which, depending on the program, allows the consumer to (1) achieve a specified status with the brand, which provides the consumer with benefits, such as early access to events, free shipping or other benefits, for a specified period, and/or (2) earn a monetary reward by accumulating loyalty points that can be redeemed in association with future purchases from the brand. As loyalty points are earned, we defer revenue, based on the estimated fair value of the loyalty points, with a corresponding liability in accrued expenses and other liabilities in our consolidated balance sheets. The loyalty

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

points liability is generally recognized as revenue when the loyalty points are redeemed or expire. Deferred revenue associated with the loyalty programs was less than $1 million as of January 29, 2022.

Royalties from the license of our owned brands are recognized over the time that licensees are provided access to utilize our trademarks (i.e. symbolic intellectual property) and benefit from such access through their sales of licensed products. Payments are generally due quarterly, and depending on time of receipt, may be recorded as a liability until recognized as revenue. Royalty income is based upon the contractually guaranteed minimum royalty obligations and adjusted as sales data, or estimates thereof, is received from licensees, when the related royalties based on a percentage of the licensee’s sales exceed the contractually determined minimum royalty amount. Royalty income, which is included in royalties and other operating income in our consolidated statements of operations, were $18 million, $14 million and $15 million during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

Cost of Goods Sold

We include in cost of goods sold (1) the cost paid to the contract manufacturers for the acquired product, (2) sourcing, procurement and other costs incurred prior to or in association with the receipt of finished goods at our distribution facilities, and (3) freight from our distribution facilities to our own retail stores, e-commerce consumers and wholesale customers. The costs prior to receipt at our distribution facilities include inbound freight charges, duties and other import costs, brokers’ fees, consolidators’ fees, insurance, direct labor, manufacturing overhead and any depreciation expense associated with our manufacturing, sourcing and procurement operations. We generally classify amounts billed to customers for freight in net sales and classify freight costs for shipments to customers in cost of goods sold in our consolidated statements of operations.

Our gross profit and gross margin may not be directly comparable to those of our competitors, as statement of operations classifications of certain expenses may vary by company.

SG&A

We include in SG&A costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing, and costs associated with the operations of our e-commerce sites, retail stores, restaurants and concessions, such as labor, lease commitments and other occupancy costs, store and restaurant pre-opening costs (including rent, marketing, store set-up costs and training expenses), depreciation and other amounts. SG&A also includes product design costs, selling costs, royalty expense, provision for credit losses, advertising, promotion and marketing expenses, professional fees, supplies, travel, other general and administrative expenses, our corporate overhead costs and amortization of intangible assets.

Distribution network costs, including costs associated with preparing goods to ship to customers and our costs to operate our distribution facilities, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In Fiscal 2021, Fiscal 2020 and Fiscal 2019, distribution network costs included in SG&A totaled $28 million, $26 million and $30 million, respectively.

All costs associated with advertising, promotion and marketing of our products are expensed in SG&A during the period when the advertisement is first shown. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers’ advertising and promotional funds are generally recorded as a reduction to net sales. Advertising, promotion and marketing expenses, excluding employment costs for our advertising and marketing employees, for Fiscal 2021, Fiscal 2020 and Fiscal 2019 were $60 million, $50 million and $56 million, respectively. Prepaid advertising, promotion and marketing expenses included in prepaid expenses and other current assets in our consolidated balance sheets as of January 29, 2022 and January 30, 2021 were $4 million and $2 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Royalty expense related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the brand or a contractually determined minimum royalty amount, are recorded based upon any guaranteed minimum levels and adjusted based on our net sales of the licensed products, as appropriate. Royalty expenses recognized as SG&A in Fiscal 2021, Fiscal 2020 and Fiscal 2019 were $6 million, $6 million and $7 million, respectively. As of January 29, 2022, we do not have any royalty agreements with material guaranteed minimum royalty amounts for future periods as future royalty amounts are generally dependent on our future sales of the specified products.

Cash and Cash Equivalents

We consider cash equivalents to be investments with original maturities of three months or less for purposes of our consolidated statements of cash flows. As of January 29, 2022 and January 30, 2021, our cash and cash equivalents included $37 million and $59 million, respectively, of amounts invested in money market funds.

Supplemental Cash Flow Information

During Fiscal 2021, Fiscal 2020 and Fiscal 2019, cash paid for income taxes was $34 million, $6 million and $17 million, respectively. During Fiscal 2021, Fiscal 2020 and Fiscal 2019, cash paid for interest, net of interest income was $1 million, $2 million and $1 million, respectively. Non-cash investing activities included capital expenditures incurred but not yet paid at period end, which were included in accounts payable in our consolidated balances sheets, of $3 million, $1 million and $3 million as of Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. Additionally, during Fiscal 2021, Fiscal 2020 and Fiscal 2019, we recorded a non-cash net increase in operating lease assets and corresponding operating lease liability amounts of $18 million, $2 million and $40 million, respectively, related to the net impact of new, modified and terminated operating lease amounts.

Short-Term Investments

As of January 29, 2022 and January 30, 2021, we had $165 million and $0 million, respectively, of short-term investments on our consolidated balance sheet, generally consisting of highly liquid corporate and U.S. Treasury securities. These investments are expected to be liquidated within one year. We classify these short-term investments as trading securities, and accordingly, the investments are recorded at fair value, based on Level 1 measurements, with the gains or losses recognized in our consolidated statements of operations in royalties and other income.

Inventories, net

Substantially all of our inventories are finished goods inventories of apparel, accessories and other related products. Inventories are valued at the lower of cost or market.

For operating group reporting, inventory is carried at the lower of FIFO cost or market. We evaluate the composition of our inventories for identification of distressed inventory at least quarterly. In performing this evaluation, we consider slow-turning products, an indication of lack of consumer acceptance of particular products, prior-seasons’ fashion products, broken assortments, discontinued products and current levels of replenishment program products as compared to expected sales. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary based on various assumptions about the amounts we ultimately expect to realize for the inventories. Also, we provide an allowance for shrinkage, as appropriate, for the period between the last physical inventory count and each balance sheet date.

For consolidated financial reporting, as of January 29, 2022 and January 30, 2021, $103 million, or 88%, and $116 million, or 94%, respectively, of our inventories were valued at the lower of LIFO cost or market after deducting our LIFO accounting reserve. The remaining $14 million and $8 million of our inventories were valued at the lower of FIFO cost or market as of January 29, 2022 and January 30, 2021, respectively. Generally, for consolidated financial

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reporting, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. Our LIFO reserves are based on the estimated Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to our operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 2.

There were no LIFO inventory layer liquidations that had a material impact on our net earnings in Fiscal 2021, Fiscal 2020 or Fiscal 2019. As of January 29, 2022 and January 30, 2021, the LIFO reserve included in our consolidated balance sheets were $69 million and $62 million, respectively.

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

Property and equipment is reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, as discussed in Impairment of Long-Lived Assets, other than Goodwill and Intangible Assets with Indefinite Lives below.

Substantially all of our depreciation expense is included in SG&A in our consolidated statements of operations. Cost of goods sold includes the depreciation associated with our manufacturing, sourcing and procurement processes. Depreciation expense as disclosed in Note 2 includes any property and equipment impairment charges.

Intangible Assets and Goodwill

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks, as well as reacquired rights and customer relationships. The fair values and useful lives of these intangible assets are estimated based on our assessment as well as independent third party appraisals in some cases. Additionally, at acquisition we must determine whether the intangible asset has an indefinite or finite life and account for it accordingly. Refer to Note 4 for additional details about intangible assets.

Goodwill is recognized as the amount by which the cost to acquire a business exceeds the fair value of identified tangible and intangible assets acquired, net of assumed liabilities. Thus, the amount of goodwill recognized in connection with a business combination depends on the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. As of January 29, 2022, all of our goodwill included in our consolidated balance sheet is deductible for income tax purposes. Refer to Note 4 for additional detailed about goodwill.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At acquisition, as well as any subsequent impairment tests, assumptions and estimates about various items with significant uncertainty are required to determine the fair value of intangible assets and goodwill. When determining the fair value, significant assumptions may include our planned use of the asset as well as estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademarks, a risk-adjusted, market based cost of capital as the discount rates and income tax rates, among other factors. Our fair value assessment may also consider any comparable market transactions.

Intangible assets with indefinite lives as well as goodwill are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset or goodwill might be impaired. This analysis is typically similar to the analysis performed at acquisition and dependent upon a number of uncertain factors, including those used in the initial valuation at acquisition as listed above. We have the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset or goodwill is impaired to determine whether it is necessary to perform the quantitative impairment test. We also have the option to bypass the qualitative assessment entirely for any indefinite-lived intangible asset or goodwill in any period and proceed directly to performing the quantitative impairment test. We test, either quantitatively or qualitatively, intangible assets with an indefinite life and goodwill for impairment as of the first day of the fourth quarter of our fiscal year, or at an interim date if indicators of impairment exist at that interim date. For each impairment test of intangible assets with an indefinite life and goodwill in Fiscal 2021, Fiscal 2020 and Fiscal 2019, we bypassed the qualitative test option and instead performed a quantitative test.

If an annual or interim analysis indicates an impairment of an intangible asset with an indefinite useful life or goodwill, the amount of the impairment is recognized in our consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset for an intangible asset with an indefinite life or the reporting unit for goodwill. As discussed in Note 4, an impairment charge related to our Southern Tide intangible assets with an indefinite life totaling $18 million and goodwill of $43 million was recognized in the First Quarter of Fiscal 2020, with no other impairment charges in other quarters of Fiscal 2020. Additionally, no impairment of intangible assets with indefinite lives or goodwill was recognized during Fiscal 2021 or Fiscal 2019.

Intangible assets with finite lives, which primarily consist of certain trademarks, reacquired rights and customer relationships, are amortized over the estimated useful life of the asset using the straight line method or a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise realized. Certain of our intangible assets with finite lives may be amortized over periods of up to 20 years. The determination of an appropriate useful life for amortization considers our plans for the intangible assets, the remaining contractual period of the reacquired right, and factors that may be outside of our control, including expected customer attrition. Amortization of intangible assets is included in SG&A in our consolidated statements of operations. Intangible assets with finite lives are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, as discussed below under Impairment of Long-Lived Assets, other than Goodwill and Intangible Assets with Indefinite Lives.

Any costs associated with extending or renewing recognized intangible assets are generally expensed as incurred.

Prepaid Expenses and Other Non-Current Assets, net

Amounts included in prepaid expenses and other current assets primarily consist of prepaid operating expenses, including subscriptions, maintenance and other services contracts, advertising, insurance, samples and direct to consumer supplies as well as the estimated value of inventory for anticipated direct to consumer and wholesale sales returns. Other non-current assets primarily consist of assets set aside for potential liabilities related to our deferred compensation plan, assets related to certain investments in officers’ life insurance policies, equity investments in unconsolidated entities, deposits and amounts placed into escrow accounts, deferred financing costs related to our revolving credit agreement and non-current deferred tax assets.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Officers’ life insurance policies that are owned by us, which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of both January 29, 2022 and January 30, 2021, officers’ life insurance policies, net, recorded in our consolidated balance sheets totaled $4 million.

Deferred financing costs for our revolving credit agreement are included in other non-current assets, net in our consolidated financial statements. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense in our consolidated statements of operations. Unamortized deferred financing costs included in other non-current assets, net totaled $1 million as of both January 29, 2022 and January 30, 2021.

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

The total value of the assets set aside for potential deferred compensation liabilities, substantially all of which are included in other non-current assets, net, as of January 29, 2022 and January 30, 2021 was $17 million and $16 million, respectively, substantially all of which are held in a rabbi trust. Substantially all the assets set aside for potential deferred compensation liabilities are life insurance policies recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled $17 million and $16 million at January 29, 2022 and January 30, 2021, respectively.

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

Equity investments accounted for using the equity method of accounting, fair value method of accounting, or alternative measurement method are included in other non-current assets in our consolidated balance sheets, while the income or loss related to such investments are included in royalties and other operating income in our consolidated statements of operations. During Fiscal 2020, we paid $6 million, in the aggregate, for equity investments in entities

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounted for using either the equity method of accounting or the alternative measurement method, which are included in other investing activities in our consolidated statements of cash flows. As of January 29, 2022 and January 30, 2021, our consolidated balance sheet included equity investments accounted for using the equity method of accounting, fair value and alternative measurement method totaling, in the aggregate, $3 million and $6 million, respectively. Each of our investments are generally in smaller apparel lifestyle brands in which we have an ownership interest of approximately 10% as of January 29, 2022. During Fiscal 2021, Fiscal 2020 and Fiscal 2019 we recognized amounts related to these investments in royalties and other income of $12 million, $0 million and a $0 million, respectively. During Fiscal 2021, our minority ownership interests in an unconsolidated entity was redeemed upon that entity consummating a change in control transaction, resulting in proceeds to us of $15 million and a gain on sale of $12 million, which is included in royalties and other income in our consolidated statement of operations in Fiscal 2021.

Impairment of Long-Lived Assets, other than Goodwill and Intangible Assets with Indefinite Lives

We assess our long-lived assets other than goodwill and intangible assets with indefinite lives for impairment whenever events indicate that the carrying amount of the asset or asset group may not be fully recoverable. This recoverability and impairment assessment is performed for a specific asset or asset group and includes any property and equipment, operating lease assets, intangible assets with finite lives and other non-current assets included in the asset group. Events that would typically result in such an assessment would include a change in the estimated useful life of the assets, including a change in our plans of the anticipated period of operating a leased retail store or restaurant location, the decision to vacate a leased space before lease termination, the abandonment of an asset or other factors. These events may result in a change in the determination of the assets included in an asset group for impairment testing. To analyze recoverability, we consider undiscounted net future cash flows over the remaining life of the asset or asset group. If the amounts are determined to not be recoverable an impairment is recognized resulting in the write-down of the asset or asset group and a corresponding charge to our consolidated statements of operations. Impairment losses are measured based on the difference between the carrying amount and the estimated fair value of the assets. For assets impaired during Fiscal 2021, Fiscal 2020 and Fiscal 2019, there was no significant fair value at the date of impairment testing.

During Fiscal 2021, Fiscal 2020 and Fiscal 2019, we recognized $2 million, $20 million and $1 million, respectively, of property and equipment impairment charges, which were primarily included in SG&A. During Fiscal 2020, these charges primarily related to a $15 million write-off of previously capitalized costs associated with a Tommy Bahama information technology project that was abandoned in Fiscal 2020, $2 million of charges related to retail store assets due to retail store closures in Tommy Bahama and Lilly Pulitzer, $1 million of charges related to office leasehold improvements resulting from the Lanier Apparel exit and $1 million of charges related to office leasehold improvements associated with the 2020 restructuring of Tommy Bahama’s international sourcing operations.

During Fiscal 2021, Fiscal 2020 and Fiscal 2019, we recognized $5 million, $4 million and $0 million, respectively, of operating lease asset impairment charges, which were primarily included in SG&A. During Fiscal 2021, these charges primarily related to our Tommy Bahama New York office and showroom lease, which was vacated in Fiscal 2021 and provides the landlord the ongoing right to terminate the lease. During Fiscal 2020, these charges primarily related to $3 million of charges related to certain office leases resulting from the Lanier Apparel exit and $1 million of charges related to an office lease associated with the 2020 restructuring of Tommy Bahama’s international sourcing operations.

As discussed in Note 4, we recognized an impairment charge of less than $1 million of an intangible asset with a finite life in Lanier Apparel in Fiscal 2020. No impairment of intangible assets with finite lives was recognized during Fiscal 2021 or Fiscal 2019.

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

A change in the fair value of contingent consideration of $1 million, $1 million and less than $1 million associated with the Fiscal 2017 acquisition of TBBC was recognized in our consolidated statements of operations in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. As of January 29, 2022 and January 30, 2021, $2 million and $2 million, respectively, of contingent consideration related to the TBBC acquisition was recognized as a liability in our consolidated balance sheet. In the aggregate, $4 million was earned by the sellers pursuant to the four year contingent consideration arrangement, which ended on January 29, 2022. The final payment of $2 million will be paid in Fiscal 2022. One of the sellers of TBBC is an employee and continues to manage the operations of TBBC.

Other Non-current Liabilities

Amounts included in other non-current liabilities primarily consist of deferred compensation amounts and amounts related to uncertain tax positions.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases

In the ordinary course of business, we enter into real estate lease agreements for our direct to consumer locations, which include retail and food and beverage locations, office and warehouse/distribution space, as well as leases for certain equipment. Our real estate leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement at our discretion, among other provisions. Our real estate lease terms are typically for a period of ten years or less and typically require monthly rent payments with specified rent escalations during the lease term. Our real estate leases usually provide for payments of our pro rata share of real estate taxes, insurance and other operating expenses applicable to the property, and certain of our leases require payment of sales taxes on rental payments. Also, our direct to consumer location leases often provide for contingent rent payments based on sales if certain sales thresholds are achieved. For many of our real estate lease agreements, we obtain lease incentives from the landlord for tenant improvement or other allowances. Our lease agreements do not include any material residual value guarantees or material restrictive financial covenants. Substantially all of our leases are classified as long-term operating leases.

For our leases, we recognize operating lease liabilities equal to our obligation to make lease payments arising from the leases on a discounted basis and operating lease assets which represent our right to use, or control the use of, a specified asset for a lease term. Operating lease liabilities, which are included in current portion of operating lease liabilities and non-current portion of operating lease liabilities in our consolidated balance sheets, are recognized at the lease commencement date based on the present value of lease payments over the lease term. The significant judgments in calculating the present value of lease obligations include determining the lease term and lease payment amounts, which are dependent upon our assessment of the likelihood of exercising any renewal or termination options that are at our discretion, as well as the discount rate applied to the future lease payments. The operating lease assets, which are included in operating lease assets in our consolidated balance sheets, at commencement represent the amount of the operating lease liability reduced for any lease incentives, including tenant improvement allowances. Typically, we do not include any renewal or termination options at our discretion in the underlying lease term at the time of lease commencement as the probability of exercise is not reasonably certain. Variable rental payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent rent based on a percentage of net sales or adjusted periodically for inflation are not included in lease expense used to calculate the present value of lease obligations recognized in our consolidated balance sheet, but instead are recognized as incurred.

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

During the First Quarter of Fiscal 2020, the FASB provided for an optional practical expedient that simplifies how a lessee accounts for rent concessions that are a direct consequence of the COVID-19 pandemic. The practical expedient only applies if a lease is modified to allow for a rental concession and (1) the revised consideration is substantially the same as, or less than, the original consideration in the lease agreement, (2) the reduction in lease payments relates to payments due on or before June 30, 2021, and (3) no other substantive changes have been made to the terms of the leases. The practical expedient provides that, if the above conditions are met for the lease agreement, the lessee is not required to assess whether the eligible rent concessions are lease modifications. We have elected to apply the practical expedient for all eligible lease modifications resulting in the rent concession being recorded as an

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustment to variable lease payments and recognized in our consolidated statement of operations in that period. The amounts of concessions recognized immediately in our consolidated statement of operations pursuant to this practical expedient in Fiscal 2021 and Fiscal 2020 was $1 million and $4 million, respectively. For lease modifications that do not meet the criteria for the practical expedient, we account for the amendment and concession as a lease modification requiring lease remeasurement with the concession recognized as a reduction to the operating lease asset and recognized in our consolidated statements of operations over the remaining term of the respective lease agreement. The amount of concessions agreed to in Fiscal 2021 and Fiscal 2020 that were recognized as reductions of the operating lease asset and will be recognized in future periods over the remaining lease term as a reduction to rent expense was $3 million and $4 million, respectively.

Foreign Currency

We are exposed to foreign currency exchange risk when we generate net sales or incur expenses in currencies other than the functional currency of the respective operations. The resulting assets and liabilities denominated in amounts other than the respective functional currency are re-measured into the respective functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are re-measured at the average rates of exchange prevailing during the relevant period. The impact of any such re-measurement is recognized in our consolidated statements of operations in that period. Net losses (gains) included in our consolidated statements of operations related to foreign currency transactions recognized in Fiscal 2021, Fiscal 2020 and Fiscal 2019 were $1 million, $0 million and $1 million, respectively.

Additionally, the financial statements of our operations for which the functional currency is a currency other than the U.S. dollar are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date for the balance sheet and at the average rates of exchange prevailing during the relevant period for the statements of operations. The impact of such translation is recognized in accumulated other comprehensive income (loss) in our consolidated balance sheets and included in other comprehensive income (loss) in our consolidated statements of comprehensive income resulting in no impact on net earnings for the relevant period. We view our foreign investments as long term, and we generally do not hedge such foreign investments.

As of January 29, 2022, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which are primarily related to (1) our Tommy Bahama operations in Canada and Australia purchasing goods in U.S. dollars or other currencies and (2) certain other transactions, including intercompany transactions. During Fiscal 2021, Fiscal 2020 and Fiscal 2019, we did not enter into and were not a party to any foreign currency exchange contracts.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on any variable-rate indebtedness under our U.S. Revolving Credit Agreement. If we have significant borrowings, we may attempt to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of variable-rate and fixed-rate debt, although at times all of our debt may be either variable-rate or fixed-rate debt. At times we may enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the significant seasonality of our business and cash flows, anticipated future cash flows and our expectations about the risk of future interest rate changes, among other factors. During Fiscal 2021, Fiscal 2020 and Fiscal 2019, we did not enter into and were not a party to any interest rate swap agreements.

Fair Value Measurements

Fair value, in accordance with GAAP, is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques include the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques may be based upon either observable or unobservable inputs.

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

Our financial instruments consist primarily of our cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, other current liabilities and debt, if any. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities generally approximate their fair values. The fair values of cash and cash equivalents invested on an overnight basis in money market funds as well as short-term investments are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. Additionally, we believe the carrying amounts of our variable-rate borrowings, if any, approximate fair value. We have determined that our operating lease assets, property and equipment, intangible assets, goodwill and certain other non-current assets included in our consolidated balance sheets are non-financial assets measured at fair value on a non-recurring basis. We have determined that our approaches for determining fair values of each of these non-current assets are generally based on Level 3 inputs. Additionally, for contingent consideration fair value amounts, we have determined that our approaches for determining fair value during the performance period are generally based on Level 3 inputs during the contingent consideration period.

In the First Quarter of Fiscal 2020, in determining the $9 million fair value, and resulting carrying value, of the Southern Tide trade name in our interim impairment test, which utilized the relief from royalty valuation method, we used certain Level 3 inputs. The significant unobservable inputs used in determining the fair value of the Southern Tide trade name as of the First Quarter of Fiscal 2020 included: (a) a double-digit percentage decrease in sales for the remainder of Fiscal 2020 as compared to the comparable prior year sales amounts, reflecting the anticipated impact of the COVID-19 pandemic during the remainder of Fiscal 2020; a double-digit percentage increase for sales in Fiscal 2021, reflecting an anticipated partial recovery from the COVID-19 pandemic; and high single-digit percentage growth rates for sales subsequent to Fiscal 2021, with the growth rate in future periods ultimately decreasing to a low single-digit percentage in the long term, and (b) a required rate of return for the intangible asset of 13%.

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

For awards with specified service requirements, the fair value of the equity awards granted to employees is recognized over the respective service period. For performance-based awards (e.g. awards based on our earnings per

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

share), during the performance period we assess expected performance versus the predetermined performance goals and adjust the cumulative equity compensation expense to reflect the relative expected performance achievement. The fair value of the performance-based awards, if earned, is recognized on a straight-line basis over the aggregate performance period and any additional required service period. For market-based awards (e.g. TSR-based awards) with specified service requirements that are equal to or longer than the market-based specification period, the fair value of the awards granted to employees is recognized over the requisite service period, regardless of whether, and to the extent to which, the market condition is ultimately satisfied. The impact of stock award forfeitures on compensation expense is recognized at the time of forfeiture as no estimate of future stock award forfeitures is considered in our calculation of compensation expense for our service-based, performance-based or market-based awards.

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income consists of net earnings and specified components of other comprehensive income (loss). Other comprehensive income (loss) includes changes in assets and liabilities that are not included in net earnings pursuant to GAAP, such as foreign currency translation adjustments between the functional and reporting currencies and certain unrealized gains (losses), if any. For us, other comprehensive income for each period presented includes the impact of the foreign currency translation impact of our Tommy Bahama operations in Canada, Australia and Japan. These other comprehensive income (loss) amounts are deferred in accumulated other comprehensive loss, which is included in shareholders’ equity in our consolidated balance sheets. As of January 29, 2022, the amounts included in accumulated other comprehensive loss in our consolidated balance sheet primarily reflect the net foreign currency translation adjustment related to our Tommy Bahama operations in Canada and Australia.

During Fiscal 2019, we recognized a $1 million charge in our consolidated statement of operations that was previously recognized in accumulated other comprehensive loss in our consolidated balance sheet. This charge related to foreign currency amounts associated with our investment and operations in Japan, which in Fiscal 2019 we decided to exit. No material amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during Fiscal 2021 or Fiscal 2020.

Dividends

Dividends are accrued at the time declared by our Board of Directors and typically paid within the same fiscal quarter. Certain restricted share units, as described in Note 8, earn dividend equivalents which are accrued at the time of declaration by the Board of Directors in accrued expenses and other liabilities, but only paid if the restricted share units are ultimately earned.

Share Repurchases

From time to time, we may repurchase shares of our stock under an open market repurchase program or otherwise. We account for share repurchases for open market transactions by charging the excess of repurchase price over the par value entirely to retained earnings based on the trade settlement date.

Concentration of Credit Risk and Significant Customers

We are exposed to concentrations of credit risk as a result of our receivables balances, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to wholesale customers operating in a number of distribution channels in the United States and other countries. We extend credit to certain wholesale customers based on an evaluation of the customer’s credit history and financial condition, usually without requiring collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. As of January 29, 2022, one customer represented more than 10% of our receivables, net included in our consolidated balance sheet.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No individual customer represented greater than 10% of our consolidated net sales in Fiscal 2021, Fiscal 2020 or Fiscal 2019. However, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods.

As of January 29, 2022, we had $165 million of short-term investments, generally consisting of highly liquid corporate and U.S. Treasury securities, across a large number of companies and jurisdictions. Also, as of January 29, 2022 we had $45 million of cash and cash equivalents, with the substantial majority of these amounts invested in money market funds. Further, we maintain cash deposits with major financial institutions that exceed the insurance coverage limits provided by the Federal Deposit Insurance Corporation.

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

Also, we use a two-step approach for evaluating uncertain tax positions. Under the two-step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more likely than not to be sustained upon examination. The second step, measurement, is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more likely than not threshold or are resolved through settlement or litigation with the relevant taxing authority, upon expiration of the statute of limitations or otherwise. Alternatively, de-recognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained.

In the case of foreign subsidiaries, there are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial statement and tax bases of assets. If management considers the investment to be essentially permanent in duration, when the financial statement basis of the investment in a foreign subsidiary,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

excluding undistributed earnings, exceeds the tax basis in such investment, the deferred tax liability is not recognized. Further, deferred tax liabilities are not required to be recognized for undistributed earnings of foreign subsidiaries when management considers those earnings to be permanently reinvested outside the United States. While distributions of foreign subsidiary earnings are generally not subject to federal tax subsequent to the Tax Cuts and Jobs Act (“U.S. Tax Reform”) as enacted on December 22, 2017, there are other possible tax impacts, including state taxes and foreign withholding tax, that must be considered if the earnings are not considered to be permanently reinvested. Further, a gain realized upon the sale of a foreign subsidiary, if any, is not exempt from federal tax and consideration must therefore be given to the impact of differences in the book and tax basis of foreign subsidiaries not arising from earnings when determining whether a liability must be recorded if the investment is not considered permanently reinvested.

U.S. Tax Reform created certain new tax provisions including a tax on global intangible low-taxed income (“GILTI”), disallowance of deductions for certain payments (the base erosion anti-abuse tax, or “BEAT”) and certain deductions enacted for certain foreign-derived intangible income (“FDII”). While the calculations for GILTI, BEAT and FDII are complex calculations, these provisions did not have a material impact on our effective tax rate in Fiscal 2021, Fiscal 2020 and Fiscal 2019. We recognize the impact of GILTI as a period cost.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act) was signed into law, with applicable provisions reflected in our financial statements upon enactment. This law included several taxpayer favorable provisions which impact us, including allowing the carryback of our Fiscal 2020 net operating losses to years prior to U.S. Tax Reform resulting in an increased benefit for those losses, accelerated depreciation of certain leasehold improvement costs, relaxed interest expense limitations and certain non-income tax benefits including deferral of employer FICA payments and an employee retention credit. Substantially all of the income tax receivable in our consolidated balance sheets as of January 29, 2022 and January 30, 2021 relates to the carryback of our Fiscal 2020 net operating losses to prior years.

We file income tax returns in the United States and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for years prior to Fiscal 2018, with limited exceptions, are no longer subject to examination by tax authorities.

Earnings (Loss) Per Share

Basic net earnings per share amounts are calculated by dividing the net earnings amount by the weighted average shares outstanding during the period. Shares repurchased, if any, are removed from the weighted average number of shares outstanding upon repurchase based on the trade settlement date.

Diluted net earnings per share amounts are calculated similarly to the amounts above, except that the weighted average shares outstanding in the diluted net earnings per share calculation also include the potential dilution using the treasury stock method that could occur if dilutive securities, including restricted share awards or other dilutive awards, were converted to shares. The treasury stock method assumes that shares are issued for any restricted share awards, options or other dilutive awards that are "in the money," and that we use the proceeds received to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid and future compensation expense to be recognized. Performance-based and market-based restricted share units are included in the computation of diluted shares only to the extent that the underlying performance or market conditions (1) have been satisfied as of the end of the reporting period or (2) if the measurement criteria has been satisfied and the result would be dilutive, even if the contingency period has not ended as of the end of the reporting period.

In periods that we incur a loss, we exclude restricted shares or restricted share unit awards as including the awards would be anti-dilutive. During Fiscal 2020, there were 0.4 million restricted shares and restricted share units outstanding that were excluded from the diluted earnings (loss) per share calculation. No restricted shares or restricted share units were excluded from the diluted earnings per share calculation for Fiscal 2021 or Fiscal 2019.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates, particularly given the uncertainties associated with the ultimate impact of the COVID-19 pandemic. Changes to our estimates and assumptions could have a material impact on our consolidated financial statements.

Accounting Standards Adopted in Fiscal 2021

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

Note 2. Operating Groups

We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Our business has historically been operated primarily through our Tommy Bahama, Lilly Pulitzer, Southern Tide and Lanier Apparel reportable operating groups.

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories. In Fiscal 2021, we exited the Lanier Apparel business. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales and any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments. Because our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the operating groups. Corporate and Other also includes the operations of other businesses which are not included in our reportable operating groups, including the operations of TBBC, Duck Head and our Lyons, Georgia distribution center.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present certain financial information (in thousands) about our reportable operating groups, as well as Corporate and Other.

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Net sales
Tommy Bahama	$724,305	$419,817	$676,652
Lilly Pulitzer	298,995	231,078	284,700
Southern Tide	54,050	34,664	46,409
Lanier Apparel	24,858	38,796	95,200
Corporate and Other	39,871	24,478	19,829
Consolidated net sales	$1,142,079	$748,833	$1,122,790

Depreciation and amortization
Tommy Bahama	$27,830	$46,698	$27,852
Lilly Pulitzer	11,678	9,965	10,106
Southern Tide	780	676	549
Lanier Apparel	107	1,239	422
Corporate and Other	1,203	1,336	1,358
Consolidated depreciation and amortization	$41,598	$59,914	$40,287

Operating income (loss)
Tommy Bahama	$111,733	$(53,310)	$53,207
Lilly Pulitzer	63,601	27,702	51,795
Southern Tide	9,968	(64,801)	5,554
Lanier Apparel	4,888	(26,654)	1,953
Corporate and Other	(24,687)	(6,786)	(18,834)
Consolidated operating income (loss)	165,503	(123,849)	93,675
Interest expense, net	944	2,028	1,245
Earnings (loss) before income taxes	$164,559	$(125,877)	$92,430

The net sales and operating income (loss) of each operating group were negatively impacted by the COVID-19 pandemic starting in the First Quarter of Fiscal 2020. Also, the operating loss for Southern Tide in Fiscal 2020 included a $60 million impairment charge for goodwill and intangible assets, with no such charges in Fiscal 2021 or Fiscal 2019. Additionally, in Fiscal 2021, we exited our Lanier Apparel business, as discussed in more detail in Note 11. The operating loss for Corporate and Other included a LIFO accounting charge of $16 million, credit of $9 million and charge of $1 million in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Purchases of Property and Equipment
Tommy Bahama	$12,887	$19,666	$31,272
Lilly Pulitzer	17,305	7,059	4,273
Southern Tide	456	1,423	289
Lanier Apparel	5	21	571
Corporate and Other	1,241	755	1,016
Purchases of Property and Equipment	$31,894	$28,924	$37,421

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 29,	January 30,
	2022	2021
Total Assets
Tommy Bahama (1)	$531,678	$569,854
Lilly Pulitzer (2)	176,757	176,467
Southern Tide (3)	37,185	31,641
Lanier Apparel (4)	207	10,967
Corporate and Other (5)	211,815	76,705
Total Assets	$957,642	$865,634
(1)	Decrease in Tommy Bahama total assets includes reductions in operating lease assets and property and equipment partially offset by higher inventories.
(2)	Comparable Lilly Pulitzer total assets includes increased property and equipment partially offset by reductions in operating lease assets and inventories.
(3)	Increase in Southern Tide total assets includes increased inventories.
(4)	Decrease in Lanier Apparel total assets is due to the exit of the Lanier Apparel business during Fiscal 2021. The remaining assets of Lanier Apparel as of January 29, 2022, primarily consist of property and equipment associated with our Merida, Mexico manufacturing facility, which ceased operations in Fiscal 2020.
(5)	Increase in Corporate and Other total assets primarily consist of increases in short-term investments partially offset by decreases in cash and cash equivalents and inventories.

Net book value of our property and equipment and net sales by geographic area are presented in the tables below (in thousands). The other foreign amounts primarily relate to our Tommy Bahama operations in Canada and Australia.

	January 29,	January 30,
	2022	2021
Net Book Value of Property and Equipment
United States	$149,352	$155,902
Other foreign	3,095	3,830
	$152,447	$159,732

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net Sales
United States	$1,112,384	$728,308	$1,086,170
Other foreign	29,695	20,525	36,620
	$1,142,079	$748,833	$1,122,790

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

	Fiscal 2021
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$724,305	47%	25%	13%	15%	—%
Lilly Pulitzer	298,995	34%	50%	—%	16%	—%
Southern Tide	54,050	7%	26%	—%	67%	—%
Lanier Apparel	24,858	—%	—%	—%	100%	—%
Corporate and Other	39,871	—%	54%	—%	42%	4%
Consolidated net sales	$1,142,079	39%	32%	8%	20%	—%

	Fiscal 2020
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$419,817	37%	36%	11%	16%	—%
Lilly Pulitzer	231,078	20%	64%	—%	16%	—%
Southern Tide	34,664	4%	32%	—%	64%	—%
Lanier Apparel	38,796	—%	—%	—%	100%	—%
Corporate and Other	24,478	—%	63%	—%	33%	4%
Consolidated net sales	$748,833	27%	43%	6%	23%	—%

	Fiscal 2019
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$676,652	48%	20%	12%	20%	—%
Lilly Pulitzer	284,700	41%	38%	—%	21%	—%
Southern Tide	46,409	—%	21%	—%	79%	—%
Lanier Apparel	95,200	—%	—%	—%	100%	—%
Corporate and Other	19,829	—%	59%	—%	34%	7%
Consolidated net sales	$1,122,790	39%	23%	8%	30%	—%

Note 3. Property and Equipment, Net

Property and equipment, net, is summarized as follows (in thousands):

	January 29,	January 30,
	2022	2021
Land	$3,135	$3,166
Buildings and improvements	32,090	39,559
Furniture, fixtures, equipment and technology	242,759	231,493
Leasehold improvements	233,988	237,360
	511,972	511,578
Less accumulated depreciation and amortization	(359,525)	(351,846)
Property and equipment, net	$152,447	$159,732

Note 4. Intangible Assets and Goodwill

As discussed in Note 1, the COVID-19 pandemic has had a significant negative impact on each of our operating groups. Thus, certain goodwill and indefinite-lived intangible asset impairment testing was required in the First Quarter of Fiscal 2020, which resulted in significant impairment charges in Southern Tide as shown in the tables below. Impairment of goodwill and intangible assets are included in impairment of goodwill and intangible assets in our

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated statements of operations. No interim impairment tests were required for any other interim periods of Fiscal 2021, Fiscal 2020 or Fiscal 2019. No impairment was required based on our annual tests for impairment of goodwill and intangible assets with indefinite lives performed as of the first day of the Fourth Quarter of Fiscal 2021, Fiscal 2020 or Fiscal 2019.

Intangible assets by category are summarized below (in thousands):

	January 29,	January 30,
	2022	2021
Intangible assets with finite lives	$51,929	$51,929
Accumulated amortization and impairment	(44,122)	(43,242)
Total intangible assets with finite lives, net	7,807	8,687

Intangible assets with indefinite lives:
Tommy Bahama Trademarks	$110,700	$110,700
Lilly Pulitzer Trademarks	27,500	27,500
Southern Tide Trademarks	9,300	9,300
Total intangible assets with indefinite lives	$147,500	$147,500

Total intangible assets, net	$155,307	$156,187

Intangible assets, by operating group and in total, for Fiscal 2019, Fiscal 2020 and Fiscal 2021 are as follows (in thousands):

	Tommy	Lilly	Southern	Lanier	Corporate
	Bahama	Pulitzer	Tide	Apparel	and Other	Total
Balance, February 2, 2019	$110,700	$29,216	$29,401	$246	$6,613	$176,176
Impairment	—	—	—	—	—	—
Amortization	—	(475)	(291)	(31)	(374)	(1,171)
Balance February 1, 2020	$110,700	$28,741	$29,110	$215	$6,239	$175,005
Impairment	—	—	(17,500)	(207)	—	(17,707)
Amortization	—	(424)	(288)	(8)	(391)	(1,111)
Balance, January 30, 2021	$110,700	$28,317	$11,322	$—	$5,848	$156,187
Impairment	—	—	—	—	—	—
Amortization	—	(220)	(289)	—	(371)	(880)
Balance, January 29, 2022	$110,700	$28,097	$11,033	$—	$5,477	$155,307

Based on the current estimated useful lives assigned to our intangible assets, amortization expense for each of the next five years is expected to be less than $1 million per year.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill, by operating group and in total, for Fiscal 2019, Fiscal 2020 and Fiscal 2021 is as follows (in thousands):

	Tommy	Lilly	Southern	Corporate
	Bahama	Pulitzer	Tide	and Other	Total
Balance, February 2, 2019	$754	$19,522	$42,745	$3,600	$66,621
Impairment	—	—	—	—	—
Other, including foreign currency	(43)	—	—	—	(43)
Balance February 1, 2020	$711	$19,522	$42,745	$3,600	$66,578
Impairment	—	—	(42,745)	—	(42,745)
Other, including foreign currency	77	—	—	—	77
Balance, January 30, 2021	$788	$19,522	$—	$3,600	$23,910
Impairment	—	—	—	—	—
Other, including foreign currency	(41)	—	—	—	(41)
Balance, January 29, 2022	$747	$19,522	$—	$3,600	$23,869

Note 5. Debt

As of January 29, 2022 and January 30, 2021, we had no amounts outstanding under our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”). The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest, unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity (July 2024) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs in the future exceed cash flow provided by our operations as well as our cash and short-term investment accounts, we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for certain product purchases, which reduce the amounts available under our line of credit when issued. As of January 29, 2022, $3 million of letters of credit were outstanding under our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of January 29, 2022, we had $322 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2021 and as of January 29, 2022, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of January 29, 2022, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

Note 6. Leases and Other Commitments

For Fiscal 2021, operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset was $58 million and variable lease expense was $35 million, resulting in total lease expense of $93 million. For Fiscal 2020, operating lease expense was $64 million and variable lease expense was $30 million, resulting in total lease expense of $93 million. For Fiscal 2019, operating lease expense was $66 million and variable lease expense was $34 million, resulting in total lease expense of $99 million. As of January 29, 2022 and January 30, 2021, the weighted-average remaining operating lease term was five years and six years, respectively, and the weighted-average discount rate for operating leases was 3.8% and 4.1%, respectively. Cash paid for lease amounts included in the measurement of operating lease liabilities in Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $70 million, $63 million and $70 million, respectively.

As of January 29, 2022, the required lease liability payments, which include base rent amounts but excludes payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent rents incurred under operating lease agreements, for the fiscal years specified below were as follows (in thousands):

Operating lease
2022	68,726
2023	61,972
2024	49,354
2025	35,946
2026	27,928
After 2026	45,240
Total lease payments	$289,166
Less: Difference between discounted and undiscounted lease payments	28,406
Present value of lease liabilities	$260,760

Note 7. Shareholders’ Equity

Common Stock

We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of January 29, 2022 and January 30, 2021. We had 17 million shares of common stock issued and outstanding as of January 29, 2022 and January 30, 2021.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends

During Fiscal 2021, Fiscal 2020 and Fiscal 2019, we paid $28 million, $17 million and $25 million, respectively, of dividends to our shareholders. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends.

Share Repurchases

During Fiscal 2021, Fiscal 2020 and Fiscal 2019, we repurchased $8 million, $18 million and $0 million, respectively in open market transactions. Additionally, during Fiscal 2021, Fiscal 2020 and Fiscal 2019, we purchased $3 million, $2 million and $3 million, respectively, of shares from our employees to cover employee tax liabilities related to the vesting of shares of our stock.

On December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock in open market transactions. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of January 29, 2022, $142 million of the authorization remained available for future repurchases of our common stock. Subsequent to January 29, 2022 and through March 28, 2022, we repurchased an additional 343,000 shares of our common stock for $29 million, pursuant to the Board of Directors’ authorization.

Preferred Stock

We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of January 29, 2022 and January 30, 2021. No preferred shares were issued or outstanding as of January 29, 2022 or January 30, 2021.

Note 8. Equity Compensation

Long-Term Stock Incentive Plan and Equity Compensation Expense

As of January 29, 2022, less than 1 million shares were available for issuance under our Long-Term Stock Incentive Plan (the "Long-Term Stock Incentive Plan"). The Long-Term Stock Incentive Plan allows us to grant equity-based awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted shares and/or restricted share units. No additional shares are available under any predecessor plans.

Restricted shares and restricted share units granted to officers and other key employees generally vest three or four years from the date of grant if (1) the performance or market threshold, if any, was met and (2) the employee is still employed by us on the vesting date. At the time that restricted shares are issued, the shareholder is generally, subject to the terms of the respective agreement, entitled to the same dividend and voting rights as other holders of our common stock as long as the restricted shares are outstanding. The employee generally is restricted from transferring or selling any restricted shares or restricted share units and generally forfeits the awards upon the termination of employment prior to the end of the vesting period. The specific provisions of the awards, including exercisability and term of the award, are evidenced by agreements with the employee as determined by the compensation committee of our Board of Directors. Restricted share units pursuant to performance-based awards and market-based awards are not issued until approved by our compensation committee following completion of the specified performance period.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 29, 2022, there was $11 million of unrecognized compensation expense related to the unvested restricted shares and restricted share units included in the tables below, which have been granted to employees but have not yet vested. As of January 29, 2022, the weighted average remaining life of the outstanding awards was two years.

Restricted Shares

The table below summarizes the restricted share award activity for officers and other key employees (in shares) during Fiscal 2021, Fiscal 2020, and Fiscal 2019:

	Fiscal 2021		Fiscal 2020		Fiscal 2019
		Weighted-		Weighted-		Weighted-
		average		average		average
	Number of	grant date	Number of	grant date	Number of	grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Restricted shares outstanding at beginning of fiscal year	308,369	$61	251,924	$68	257,890	$66
Service-based restricted shares granted/issued	42,855	$89	131,425	$40	42,573	$76
Performance-based restricted shares issued related to prior year performance awards	—	$—	42,438	$76	43,152	$79
Restricted shares vested, including restricted shares repurchased from employees for employees’ tax liability	(81,283)	$77	(114,003)	$56	(87,252)	$71
Restricted shares forfeited	(31,052)	62	(3,415)	62	(4,439)	69
Restricted shares outstanding at end of fiscal year	238,889	$61	308,369	$61	251,924	$68

The following table summarizes information about unvested restricted share awards as of January 29, 2022. The unvested restricted share awards will be settled in shares of our common stock on the vesting date, subject to the employee still being an employee at that time.

	Number of	Average
	Unvested	Fair Value
	Share	on
Description	Awards	Date of Grant
Restricted Shares Vesting in April 2022	83,324	$77
Restricted Shares Vesting in July 2023	117,310	$41
Restricted Shares Vesting in May 2024	38,255	$89
Total Restricted Shares Outstanding	238,889	$61

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Share Units

The table below summarizes the restricted share unit activity for officers and other key employees (in units) during Fiscal 2021, Fiscal 2020, and Fiscal 2019:

	Fiscal 2021		Fiscal 2020		Fiscal 2019
		Weighted-		Weighted-		Weighted-
		average		average		average
	Number of	grant date	Number of	grant date	Number of	grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Restricted share units outstanding at beginning of fiscal year	83,345	$50	—	$—	—	$—
TSR-based restricted share units granted/issued	56,750	$117	83,345	$50	—	$—
TSR-based restricted share units forfeited	(9,655)	$68	—	—	—	—
Restricted shares outstanding at end of fiscal year	130,440	$78	83,345	$50	—	$—

The restricted share units granted in the table above are at target. The restricted share units are subject to (1) our achievement of specified total shareholder return (“TSR”) ranking by Oxford relative to a comparator group during a period of approximately three years from the date of grant and (2) the recipient remaining an employee through the vesting date which is approximately three years from the date of grant. The number of shares ultimately earned will be between 0% and 200% of the restricted share units at target. These TSR-based restricted share units are entitled to dividend equivalents for dividends declared on our common stock during the performance period, which are payable after vesting of the restricted shares, for the number of shares ultimately earned. These TSR-based restricted share units do not have any voting rights during the performance period.

The following table summarizes information about unvested restricted share units as of January 29, 2022. The unvested restricted share units will be settled in shares of our common stock on the vesting date, subject to us meeting the specified TSR relative to the comparator group and the employee still being an employee at that time.

	Number of
	Unvested	Average
	TSR-Based	Fair Value
	Share/Unit	on
Description	Awards	Date of Grant
TSR-based Restricted Share Units (at target), with a July 2023 vesting date	76,340	$50
TSR-based Restricted Share Units (at target), with a May 2024 vesting date	54,100	$117
Total	130,440	$78

Director Share Awards

In addition to shares granted to employees, we grant restricted shares to our non-employee directors for a portion of each non-employee director’s annual compensation. The non-employee directors must complete certain service requirements; otherwise, the restricted shares are subject to forfeiture. On the date of issuance, the non-employee directors are entitled to the same dividend and voting rights as other holders of our common stock. The non-employee directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan

There were less than 1 million shares of our common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of January 29, 2022. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Equity compensation expense related to the employee stock purchase plan recognized was less than $1 million in each of Fiscal 2021, Fiscal 2020 and Fiscal 2019.

Note 9. Defined Contribution Plans

We have a tax-qualified voluntary defined contribution retirement savings plan covering substantially all United States employees. If an eligible participant elects to contribute, a portion of the contribution may be matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $4 million, $1 million and $5 million, respectively. The increase in Fiscal 2021 and the decrease in Fiscal 2020 was primarily due to the suspension of the company match for our defined contribution plan during Fiscal 2020 to reduce our expenses during the COVID-19 pandemic.

Note 10. Income Taxes

The following table summarizes our distribution between domestic and foreign earnings (loss) before income taxes and the provision (benefit) for income taxes (in thousands):

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Earnings (loss) before income taxes:
Domestic	$161,233	$(129,129)	$86,528
Foreign	3,326	3,252	5,902
Earnings (loss) before income taxes	$164,559	$(125,877)	$92,430

Income taxes:
Current:
Federal	$24,998	$(11,498)	$18,565
State	3,780	(1,060)	5,459
Foreign	409	735	1,650
	29,187	(11,823)	25,674
Deferred—Domestic	4,155	(17,780)	(1,870)
Deferred—Foreign	(104)	(582)	133
Income taxes	$33,238	$(30,185)	$23,937

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal income tax benefit	3.7%	3.6%	4.4%
Impact of foreign operations rate differential	0.1%	(0.2)%	0.2%
Impairment of non-deductible Southern Tide goodwill	—%	(3.7)%	—%
Change in reserve for uncertain tax positions	(1.0)%	(2.5)%	—%
Rate benefit from NOL carryback to pre-U.S. Tax Reform periods due to the CARES Act	—%	5.5%	—%
Utilization of capital loss benefit for the gain on sale of our interest in an unconsolidated entity	(2.9)%	—%	—%
Other, net	(0.7)%	0.3%	0.3%
Effective tax rate for continuing operations	20.2%	24.0%	25.9%

Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

	January 29,	January 30,
	2022	2021
Deferred Tax Assets:
Inventories	$16,947	$16,338
Accrued compensation and benefits	9,058	8,759
Receivable allowances and reserves	2,814	2,109
Operating lease liabilities	59,711	73,917
Operating loss and other carry-forwards	3,675	4,617
Other, net	3,529	3,686
Deferred tax assets	95,734	109,426
Deferred Tax Liabilities:
Operating lease assets	(51,909)	(66,341)
Depreciation and amortization	(12,427)	(9,682)
Acquired intangible assets	(26,792)	(25,047)
Deferred tax liabilities	(91,128)	(101,070)
Valuation allowance	(6,050)	(5,668)
Net deferred tax asset (liability)	$(1,444)	$2,688

As of January 29, 2022 and January 30, 2021, our operating loss and other carry-forwards primarily relate to our operations in Canada and Hong Kong as well as certain capital loss carry-forwards. The majority of the operating loss carry-forwards allow for carry-forward of at least 20 years and in some cases, indefinitely, while the capital loss carry-forwards are generally limited to five years. The majority of our valuation allowance of $6 million and $6 million as of January 29, 2022 and January 30, 2021, respectively, relates to our operating loss carry-forwards and the deferred tax assets in those jurisdictions as well as our capital loss carry-forwards. The recent history of operating losses in the respective jurisdictions and the short carry-forward period for the capital losses, which can only offset qualifying capital gain income, are considered significant negative evidence against the future realizability of these tax benefits. The amount of the valuation allowance could change in the future if our operating results or estimates of future taxable operating results changes.

Certain amounts of foreign earnings are subject to U.S. federal tax currently pursuant to the GILTI rules regardless of whether those earnings are distributed, and actual distributions of foreign earnings are generally no longer

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subject to U.S. federal tax. We continue to assert that our investments in our foreign subsidiaries and substantially all of the related earnings are permanently reinvested outside the United States. We believe that any other taxes such as foreign withholding or U.S. state tax payable would be immaterial if we were to repatriate the foreign earnings. Therefore, we have not recorded any deferred tax liabilities related to investments and earnings in our consolidated balance sheets as of January 29, 2022 and January 30, 2021.

Accounting for income taxes requires that we offset deferred tax liabilities and assets within each tax jurisdiction and present the net deferred tax amount for each jurisdiction as a net deferred tax amount in our consolidated balance sheets. The amounts of deferred income taxes included in our consolidated balance sheets are as follows (in thousands):

	January 29,	January 30,
	2022	2021
Assets:
Deferred tax assets	$1,467	$2,688
Liabilities:
Deferred tax liabilities	(2,911)	—
Net deferred tax asset (liability)	$(1,444)	$2,688

A reconciliation of the changes in the gross amount of unrecognized tax benefits, which are included in other non-current liabilities, is as follows (in thousands):

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Balance of unrecognized tax benefits at beginning of year	$5,261	$1,212	$975
Increase related to prior period tax positions	10	303	—
Decrease related to prior period tax positions	—	(1)	(27)
Increase related to current period tax positions	527	3,960	287
Decrease related to settlements with taxing authorities	(2,305)	—	—
Decrease related to lapse of statute of limitations	(103)	(213)	(23)
Balance of unrecognized tax benefits at end of year	$3,390	$5,261	$1,212

Approximately $2 million of our uncertain tax positions as of January 29, 2022, if recognized, would reduce the future effective tax rate in the period settled. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, settlements of ongoing audits and assessments and the expiration of applicable statutes of limitation. We expect that the balance of gross unrecognized tax benefits will decrease by approximately $2 million during Fiscal 2022. However, changes in the expected occurrence, outcomes, and timing of such events could cause our current estimate to change materially in the future. Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of operations. During each of Fiscal 2021, Fiscal 2020 and Fiscal 2019, we recognized less than $1 million of interest and penalties associated with unrecognized tax positions in our consolidated statements of operations.

Note 11. Lanier Apparel Exit

In Fiscal 2020, we decided to exit our Lanier Apparel business, a business which had been focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increase macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic. The exit of Lanier Apparel was completed in Fiscal 2021.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the exit of the Lanier Apparel business, we recorded pre-tax charges of $13 million in the Lanier Apparel operating group during Fiscal 2020. These charges consisted of (1) $6 million of estimated inventory markdown charges, the substantial majority of which were reversed in Corporate and Other as part of LIFO accounting as the inventory had not been sold as of January 30, 2021, (2) $3 million of employee charges, including severance and employee retention costs, (3) $3 million of operating lease asset impairment charges for leased office space, (4) $1 million of non-cash fixed asset impairment charges, primarily related to leasehold improvements, and (5) $1 million of charges related to our Merida manufacturing facility, which ceased operations in Fiscal 2020.

During Fiscal 2021, we recognized in the Lanier Apparel operating group a benefit of $2 million related to the Lanier Apparel exit primarily consisting of (1) $4 million of reductions in inventory markdowns previously recognized, of which the substantial majority of this amount was reversed in Corporate and Other as part of LIFO accounting and (2) a $3 million gain on the sale of Lanier Apparel’s Toccoa, Georgia distribution center. These items were partially offset by (1) $2 million of severance and employee retention costs, (2) $2 million of termination charges related to certain license agreements and (3) $1 million of additional charges related to the Merida manufacturing facility.

For each of Fiscal 2021 and Fiscal 2020, the estimated inventory markdown charges and manufacturing facility charges are included in cost of goods sold in Lanier Apparel, while the charges for operating lease asset impairments, employee charges, and fixed asset impairments are included in SG&A in Lanier Apparel. The gain on sale of the Toccoa, Georgia distribution center in Fiscal 2021 is included in royalties and other income in Lanier Apparel.

We do not expect to incur any additional Lanier Apparel exit charges subsequent to January 29, 2022. Substantially all of the cumulative accrued employee charges, termination charges related to contractual commitments and charges related to the Merida manufacturing facility have been paid. As of January 29, 2022, future lease amounts totaling $3 million related to the existing Lanier Apparel office leases that were impaired and vacated are expected to be paid through 2024 over the remaining terms of the respective leases, with no other anticipated significant future cash requirements related to the Lanier Apparel business.

Note 12. Tommy Bahama Japan Exit Charges

During Fiscal 2019, we incurred certain charges related to the shutdown of our remaining retail and concession locations of our Tommy Bahama Japan operations, which we exited entirely in the first half of Fiscal 2020. The substantial majority of the charges in Fiscal 2019, which are included in Tommy Bahama, were recognized in SG&A. The charges in Fiscal 2019 totaled $3 million, including a $1 million non-cash foreign currency charge associated with our investment in Japan which was previously included in accumulated other comprehensive loss in our consolidated balance sheet, $1 million of lease termination, premises reinstatement and operating lease asset impairment charges, and charges related to the revision to the estimated Ginza reinstatement charge recognized in Fiscal 2018, as well as other items including severance and inventory markdowns related to the shutdown of Tommy Bahama’s operations in Japan. No charges related to the exit of Tommy Bahama’s operations in Japan were recognized in Fiscal 2020 or Fiscal 2021. As of both January 29, 2022 and January 30, 2021, there were no significant liabilities related to these charges still outstanding.

SCHEDULE II

Oxford Industries, Inc.

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions	Charged
	Balance at	Charged to	to Other	Deductions		Balance at
	Beginning	Costs and	Accounts–	–		End of
Description	of Period	Expenses	Describe	Describe		Period

	(In thousands)
Fiscal 2021
Deducted from asset accounts:
Accounts receivable reserves (1)	$6,418	$(1,140)	—	$(1,866)	(3)	$3,412
Provision for credit losses (2)	$2,580	$(1,190)	—	$(79)	(4)	$1,311
Fiscal 2020
Deducted from asset accounts:
Accounts receivable reserves (1)	$8,766	$5,629	—	$(7,977)	(3)	$6,418
Provision for credit losses (2)	$555	$4,052	—	$(2,027)	(4)	$2,580
Fiscal 2019
Deducted from asset accounts:
Accounts receivable reserves (1)	$6,646	$15,802	—	$(13,682)	(3)	$8,766
Provision for credit losses (2)	$661	$88	—	$(194)	(4)	$555
(1)	Accounts receivable reserves includes estimated reserves for allowances, returns and discounts related to our wholesale operations as discussed in our significant accounting policy disclosure for "Revenue Recognition and Receivables" in Note 1 of our consolidated financial statements.
(2)	Provision for credit losses consists of amounts reserved for our estimate of a wholesale customer’s inability to meet its financial obligations as discussed in our significant accounting policy disclosure for "Revenue Recognition and Receivables" in Note 1 of our consolidated financial statements.
(3)	Principally consists of amounts written off related to customer allowances, returns and discounts.
(4)	Principally consists of accounts written off as uncollectible.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Industries, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2022 expressed an unqualified opinion thereon.

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

Annual Impairment Analysis of Goodwill and Indefinite-Lived Intangible Assets
Description of the Matter

As disclosed in Note 4 to the consolidated financial statements, at January 29, 2022, the Company’s goodwill and trademark indefinite-lived intangible asset balances were $24 million and $148 million, respectively. As disclosed in Note 1 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually on the first day of the fourth quarter or whenever changes in circumstances may indicate the carrying amounts may not be recoverable.

Auditing management’s goodwill and indefinite-lived intangible asset impairment tests for certain of the four reporting units was complex and judgmental due to the significant estimation required to determine the fair values of the reporting units and indefinite-lived intangible assets. In particular, the fair value estimates of the reporting units were sensitive to significant assumptions such as projected net sales, projected operating income, and the discount rates. In addition, the fair value estimates of the indefinite-lived intangible assets were sensitive to significant assumptions such as projected net sales, royalty rate for the trademark, and the discount rates. These significant assumptions are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the goodwill and indefinite-lived intangible asset impairment process. For example, we tested controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the reporting units and indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing methodologies used by the Company, testing the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we compared the significant assumptions described above to current market and economic trends; the assumptions used to value similar assets in acquisitions; historical results of the business; and other guidelines used by companies in the same industry. We involved our valuation specialists to assist in our evaluation of the Company's valuation methodology and certain significant assumptions. In addition, we assessed the historical accuracy of management’s prospective financial information and performed sensitivity analyses on significant assumptions to evaluate the potential changes in the fair value of the reporting units and indefinite-lived intangible assets that would result from changes in the assumptions.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 2002.

Atlanta, GA

March 28, 2022

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

Changes in and Evaluation of Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of Fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of January 29, 2022. In making this assessment, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that our internal control over financial reporting was effective as of January 29, 2022.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 29, 2022, and its report thereon is included herein.

and

/s/ THOMAS C. CHUBB III	/s/ K. SCOTT GRASSMYER
Thomas C. Chubb III Chairman, Chief Executive Officer and President (Principal Executive Officer)	K. Scott Grassmyer Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

March 28, 2022	March 28, 2022

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Oxford Industries, Inc.’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oxford Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

March 28, 2022

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Item 14.   Principal Accounting Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP, Atlanta, Georgia, Auditor Firm ID 42.

The information required by this Item 14 of Part III will appear in our definitive proxy statement under the heading "Audit-Related Matters—Fees Paid to Independent Registered Public Accounting Firm" and "Audit-Related Matters—Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

●	Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021.
●	Consolidated Statements of Operations for Fiscal 2021, Fiscal 2020 and Fiscal 2019.
●	Consolidated Statements of Comprehensive Income for Fiscal 2021, Fiscal 2020 and Fiscal 2019.
●	Consolidated Statements of Shareholders’ Equity for Fiscal 2021, Fiscal 2020 and Fiscal 2019.
●	Consolidated Statements of Cash Flows for Fiscal 2021, Fiscal 2020 and Fiscal 2019.
●	Notes to Consolidated Financial Statements for Fiscal 2021, Fiscal 2020 and Fiscal 2019.

2.    Financial Statement Schedules

●	Schedule II—Valuation and Qualifying Accounts

All other schedules for which provisions are made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)   Exhibits

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended (filed as Exhibit 3.2 to the Company’s Form 8-K filed on August 18, 2020)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended February 1, 2020)
10.1	Oxford Industries, Inc. Deferred Compensation Plan (as amended and restated effective June 13, 2012) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended October 27, 2012)†
10.2	First Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated July 1, 2016 (filed as Exhibit 10.3 to the Company’s Form 10-Q/A for the fiscal quarter ended on July 30, 2016)†
10.3

Fourth Amended and Restated Credit Agreement, dated as of May 24, 2016, by and among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the Persons party thereto from time to time as Guarantors, the financial institutions party thereto as lenders, the financial institutions party thereto as Exhibit 2.1; Issuing Banks; and SunTrust Robinson Humphrey, Inc. as a Joint Lead Arranger and a Joint Bookrunner; JPMorgan Chase Bank, N.A. as a Joint Lead Arranger, a Joint Bookrunner, and the Syndication Agent; and Bank of America, N.A. and KeyBank National Association, as the Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2016)

10.4

Fourth Amended and Restated Pledge and Security Agreement, dated as of May 24, 2016, among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the additional entities grantor thereto, as Grantors, and Truist Bank f/k/a SunTrust Bank, as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 24, 2016)

10.5

First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 31, 2019, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., the Persons party thereto from time to time as guarantors, the financial institutions party thereto from time to time as lenders, and Truist Bank f/k/a SunTrust Bank, as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2019)

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

Date: March 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ THOMAS C. CHUBB III
Thomas C. Chubb III	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 28, 2022
/s/ K. SCOTT GRASSMYER
K. Scott Grassmyer	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2022
*
Helen Ballard	Director	March 28, 2022
*
Thomas C. Gallagher	Director	March 28, 2022
*
Virginia A. Hepner	Director	March 28, 2022
*
John R. Holder	Director	March 28, 2022
*
Stephen S. Lanier	Director	March 28, 2022
*
Dennis M. Love	Director	March 28, 2022
*
Milford W. McGuirt	Director	March 28, 2022
*
Clarence H. Smith	Director	March 28, 2022
*
Clyde C. Tuggle	Director	March 28, 2022
*
E. Jenner Wood III	Director	March 28, 2022

*By
/s/ SURAJ A. PALAKSHAPPA
Suraj A. Palakshappa
as Attorney-in-Fact