Form 10-Q
period 2022-04-30
OXFORD INDUSTRIES INC
filed 2022-06-09
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

As of June 3, 2022, there were 15,929,490 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the First Quarter of Fiscal 2022

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of the coronavirus (COVID-19) pandemic on our business, operations and financial results, including due to uncertainties about scope and duration, supply chain disruptions, future store closures or other operating restrictions or the impact on consumer traffic, any or all of which may also affect many of the following risks; demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by current inflationary pressures; supply chain disruptions, including the potential lack of inventory to support demand for our products, which may be impacted by capacity constraints, closed factories, and cost and availability of freight deliveries; costs and availability of labor; costs of products as well as the raw materials used in those products; energy costs; our ability to be more hyper-digital and respond to rapidly changing consumer expectations; the ability of business partners, including suppliers, vendors, licensees and landlords, to meet their obligations to us and/or continue our business relationship to the same degree in light of current or future staffing shortages, liquidity challenges and/or bankruptcy filings; retention of and disciplined execution by key management and other critical personnel; cybersecurity breaches and ransomware attacks, as well as our and our third party vendors’ ability to properly collect, use, manage and secure business, consumer and employee data; changes in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties; the timing of shipments requested by our wholesale customers; weather; fluctuations and volatility in global financial markets; the timing and cost of store and restaurant openings and remodels, technology implementations and other capital expenditures; acquisition activities, including our ability to timely recognize expected synergies from acquisitions; expected outcomes of pending or potential litigation and regulatory actions; the increased consumer, employee and regulatory focus on climate change and environmental, social and governance issues; access to capital and/or credit markets; factors that could affect our consolidated effective tax rate; and geopolitical risks, including those related to the ongoing conflict in Ukraine. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Fiscal 2021 Form 10-K, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means the Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "TBBC" means The Beaufort Bonnet Company; and “Fiscal 2021 Form 10-K” means our Annual Report on Form 10-K for Fiscal 2021. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2023	53 weeks ending February 3, 2024
Fiscal 2022	52 weeks ending January 28, 2023
Fiscal 2021	52 weeks ended January 29, 2022
Fiscal 2020	52 weeks ended January 30, 2021
Fourth Quarter Fiscal 2022	13 weeks ending January 28, 2023
Third Quarter Fiscal 2022	13 weeks ending October 29, 2022
Second Quarter Fiscal 2022	13 weeks ending July 30, 2022
First Quarter Fiscal 2022	13 weeks ended April 30, 2022
Fourth Quarter Fiscal 2021	13 weeks ended January 29, 2022
Third Quarter Fiscal 2021	13 weeks ended October 30, 2021
Second Quarter Fiscal 2021	13 weeks ended July 31, 2021
First Quarter Fiscal 2021	13 weeks ended May 1, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	April 30,	January 29,	May 1,
	2022	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$31,799	$44,859	$92,086
Short-term investments	134,327	164,890	—
Receivables, net	74,374	34,550	67,658
Inventories, net	122,760	117,709	108,810
Income tax receivable	19,741	19,728	17,830
Prepaid expenses and other current assets	24,911	18,599	22,355
Total Current Assets	$407,912	$400,335	$308,739
Property and equipment, net	150,393	152,447	157,553
Intangible assets, net	155,080	155,307	155,967
Goodwill	23,870	23,869	23,930
Operating lease assets	182,345	195,100	221,647
Other assets, net	27,417	30,584	33,146
Total Assets	$947,017	$957,642	$900,982
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$68,641	$80,753	$72,323
Accrued compensation	26,477	30,345	31,578
Current portion of operating lease liabilities	54,642	61,272	60,226
Accrued expenses and other liabilities	76,657	53,796	60,963
Total Current Liabilities	$226,417	$226,166	$225,090
Long-term debt	—	—	—
Non-current portion of operating lease liabilities	185,365	199,488	226,358
Other non-current liabilities	19,600	21,413	21,270
Deferred income taxes	2,215	2,911	363
Shareholders’ Equity
Common stock, $1.00 par value per share	16,284	16,805	16,894
Additional paid-in capital	163,137	163,156	156,069
Retained earnings	336,994	331,175	258,211
Accumulated other comprehensive loss	(2,995)	(3,472)	(3,273)
Total Shareholders’ Equity	$513,420	$507,664	$427,901
Total Liabilities and Shareholders’ Equity	$947,017	$957,642	$900,982

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	First Quarter
	Fiscal 2022	Fiscal 2021
Net sales	$352,581	$265,762
Cost of goods sold	126,204	99,177
Gross profit	$226,377	$166,585
SG&A	157,412	137,125
Royalties and other operating income	7,013	5,433
Operating income	$75,978	$34,893
Interest expense, net	242	252
Earnings before income taxes	$75,736	$34,641
Income tax expense	18,328	6,173
Net earnings	$57,408	$28,468

Net earnings per share:
Basic	$3.52	$1.72
Diluted	$3.45	$1.70
Weighted average shares outstanding:
Basic	16,316	16,594
Diluted	16,622	16,792
Dividends declared per share	$0.55	$0.37

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	First Quarter
	Fiscal 2022	Fiscal 2021
Net earnings	$57,408	$28,468
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	477	391
Comprehensive income	$57,885	$28,859

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Quarter
	Fiscal 2022	Fiscal 2021
Cash Flows From Operating Activities:
Net earnings	$57,408	$28,468
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	9,963	9,463
Amortization of intangible assets	227	220
Equity compensation expense	2,725	2,227
Amortization of deferred financing costs	86	86
Deferred income taxes	(727)	1,584
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(39,834)	(37,219)
Inventories, net	(5,054)	14,902
Income tax receivable	(13)	145
Prepaid expenses and other current assets	(6,314)	(1,980)
Current liabilities	3,498	27,211
Other balance sheet changes	515	(4,102)
Cash provided by operating activities	$22,480	$41,005
Cash Flows From Investing Activities:
Purchases of property and equipment	(9,280)	(4,925)
Purchases of short-term investments	(15,000)	—
Proceeds from short-term investments	45,000	—
Other investing activities	—	(500)
Cash provided by (used in) investing activities	$20,720	$(5,425)
Cash Flows From Financing Activities:
Repurchase of common stock	(42,867)	—
Proceeds from issuance of common stock	392	322
Repurchase of equity awards for employee tax withholding liabilities	(3,166)	(2,983)
Cash dividends paid	(9,020)	(6,252)
Other financing activities	(2,010)	(749)
Cash used in financing activities	$(56,671)	$(9,662)
Net change in cash and cash equivalents	$(13,471)	$25,918
Effect of foreign currency translation on cash and cash equivalents	411	155
Cash and cash equivalents at the beginning of year	44,859	66,013
Cash and cash equivalents at the end of period	$31,799	$92,086

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FIRST QUARTER OF FISCAL 2022

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

The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Fiscal 2021 Form 10-K. No recently issued guidance adopted in Fiscal 2022 had a material impact on our consolidated financial statements upon adoption or is expected to have a material impact in future periods.

In Fiscal 2021, we exited our Lanier Apparel business, a business which had been focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. The operating results of the Lanier Apparel business in Fiscal 2021 largely reflect activities associated with the ongoing wind down of operations following the 2020 announcement that we would be exiting the business.

Recently Issued Accounting Standards Applicable to Future Periods

Recent accounting pronouncements pending adoption are either not applicable or not expected to have a material impact on our consolidated financial statements.

COVID-19 Pandemic

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations in recent years. In Fiscal 2021, the economic environment improved significantly with a significant rebound in retail traffic starting in March 2021 and other improvements as the year progressed, although certain stores were closed for portions of the First Quarter of Fiscal 2021. This improved environment and exceptionally strong consumer demand drove record earnings during Fiscal 2021 and have continued in the First Quarter of Fiscal 2022. There can be no assurance that these trends will continue for our business or the broader retail apparel market. There remains significant uncertainty as to the duration and severity of the pandemic as well as the associated impact of changes in consumer discretionary spending habits, supply chain and other business disruptions, operating cost increases and inflationary pressures, general economic conditions and restrictions on our ongoing operations that result from the COVID-19 pandemic. Thus, the ultimate impact of the pandemic on our business remains uncertain at this time.

2.    Operating Group Information:   We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Our business is organized as our Tommy Bahama, Lilly Pulitzer, Emerging Brands and Lanier Apparel operating groups.

Tommy Bahama and Lilly Pulitzer each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories. The Emerging Brands operating group consists of the operations of our smaller, earlier stage Southern Tide, TBBC and Duck Head brands. In prior years, Southern Tide was reported as a separate operating group, while both TBBC and Duck Head were included in Corporate and Other. All prior year amounts have been restated to conform to the current year presentation.

In the First Quarter of Fiscal 2022, we organized our smaller brands into the Emerging Brands operating group. Each of these smaller brands are supported by Oxford’s emerging brands team that provides certain support functions to our three smaller brands, including marketing and advertising execution, customer relationship management and analysis and other functions. The shared resources provide for operating efficiencies and enhanced knowledge sharing across the three brands.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales, any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments, and the operations of our Lyons, Georgia distribution center and our Oxford America business, which we are in process of exiting in Fiscal 2022. For a more extensive description of our Tommy Bahama and Lilly Pulitzer operating groups, see Part I, Item 1. Business included in our Fiscal 2021 Form 10-K.

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	First Quarter
	Fiscal 2022	Fiscal 2021
Net sales
Tommy Bahama	$228,067	$156,698
Lilly Pulitzer	92,045	73,576
Emerging Brands	31,763	22,432
Lanier Apparel	—	12,019
Corporate and Other	706	1,037
Consolidated net sales	$352,581	$265,762

Depreciation and amortization
Tommy Bahama	$6,618	$7,040
Lilly Pulitzer	2,975	2,099
Emerging Brands	359	310
Lanier Apparel	—	36
Corporate and Other	238	198
Consolidated depreciation and amortization	$10,190	$9,683

Operating income (loss)
Tommy Bahama	$52,606	$20,660
Lilly Pulitzer	26,178	19,945
Emerging Brands	7,736	4,961
Lanier Apparel	—	855
Corporate and Other	(10,542)	(11,528)
Consolidated operating income	$75,978	$34,893
Interest expense, net	242	252
Earnings before income taxes	$75,736	$34,641

	April 30, 2022	January 29, 2022	May 1, 2021
Assets
Tommy Bahama (1)	$542,734	$531,678	$569,391
Lilly Pulitzer (2)	194,091	176,757	188,886
Emerging Brands (3)	72,728	66,825	49,802
Lanier Apparel (4)	—	207	9,620
Corporate and Other (5)	137,464	182,175	83,283
Consolidated Total Assets	$947,017	$957,642	$900,982
(1)	Decrease in Tommy Bahama total assets from May 1, 2021 includes reductions in operating lease assets and property and equipment partially offset by higher inventories and receivables.
(2)	Increase in Lilly Pulitzer total assets from May 1, 2021 includes increased property and equipment and inventories partially offset by reductions in operating lease assets and receivables.
(3)	Increase in Emerging Brands total assets from May 1, 2021 includes increased inventories, receivables and property and equipment.
(4)	Decrease in Lanier Apparel total assets from May 1, 2021 is due to the exit of the Lanier Apparel business during Fiscal 2021.
(5)	Increase in Corporate and Other total assets from May 1, 2021 includes increased short-term investments partially offset by decreases in cash and cash equivalents, inventories and other non-current assets.

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	First Quarter Fiscal 2022
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$228,067	45%	20%	14%	21%	—%
Lilly Pulitzer	92,045	34%	44%	—%	22%	—%
Emerging Brands	31,763	5%	30%	—%	65%	—%
Lanier Apparel	—	—%	—%	—%	—%	—%
Corporate and Other	706	—%	—%	—%	43%	57%
Total	$352,581	39%	27%	9%	25%	—%

	First Quarter Fiscal 2021
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$156,698	42%	23%	16%	19%	—%
Lilly Pulitzer	73,576	35%	42%	—%	23%	—%
Emerging Brands	22,432	3%	34%	—%	63%	—%
Lanier Apparel	12,019	—%	—%	—%	100%	—%
Corporate and Other	1,037	—%	—%	—%	53%	47%
Total	$265,762	34%	28%	9%	28%	—%

3.    Revenue Recognition and Receivables: Our revenue consists of direct to consumer sales, including our retail store, e-commerce and restaurant operations, and wholesale sales, as well as royalty income, which is included in royalties and other operating income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our accounting policies related to revenue recognition for each type of contract with customers is described in the significant accounting policies described in our Fiscal 2021 Form 10-K.

The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	First Quarter
	Fiscal 2022	Fiscal 2021
Retail	$136,080	$91,280
E-commerce	96,473	74,238
Restaurant	30,885	25,208
Wholesale	88,616	74,453
Other	527	583
Net sales	$352,581	$265,762

As of April 30, 2022, January 29, 2022 and May 1, 2021, prepaid expenses and other current assets included $5 million, $4 million and $4 million, respectively, representing the estimated value of inventory for expected direct to consumer and wholesale sales returns. An estimated sales return liability of $14 million, $11 million and $12 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of April 30, 2022, January 29, 2022 and May 1, 2021, respectively.

Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of April 30, 2022, January 29, 2022 and May 1, 2021, reserve balances recorded as a reduction to receivables related to these items were $5 million, $3 million and $6 million, respectively. As of April 30, 2022, January 29, 2022 and May 1, 2021, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $1 million and $2 million, respectively. In both the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021, provisions for credit losses expense included in our consolidated statement of operations and the write-offs of credit losses was less than $1 million.

Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheet and totaled $15 million, $16 million and $13 million as of April 30, 2022, January 29, 2022, and May 1, 2021, respectively.

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

For the First Quarter of Fiscal 2022 operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset, was $14 million and variable lease expense was $10 million, resulting in total lease expense of $24 million compared to $26 million of total lease expense in the First Quarter of Fiscal 2021. Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Quarter of Fiscal 2022 was $18 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Quarter of Fiscal 2021 was $18 million.

As of April 30, 2022, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2022	$46,126
2023	61,905
2024	49,287
2025	35,891
2026	27,944
2027	16,072
After 2027	29,212
Total lease payments	$266,437
Less: Difference between discounted and undiscounted lease payments	26,430
Present value of lease liabilities	$240,007

5.    Income Taxes: Our effective income tax rate for the First Quarter of Fiscal 2022 was an expense of 24.2% while our effective income tax rate for the First Quarter of Fiscal 2021 was an expense of 17.8%. Both periods benefitted from certain favorable items that resulted in a lower tax rate than a more typical annual effective tax rate of approximately 25%.

The income tax expense in both the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021 included the benefit of the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions, the recognition of certain tax credit amounts and the vesting of restricted stock awards at a price higher than the grant date fair value. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes. Additionally, and more significantly, the income tax expense in the First Quarter of Fiscal 2021 included the benefit of a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts in the First Quarter of Fiscal 2021.

6.    Shareholders’ Equity: In the First Quarter of Fiscal 2022, we repurchased 491,000 shares of our common stock for $43 million under our $100 million open market stock repurchase program after repurchasing 91,000 shares for $8 million in the Fourth Quarter of Fiscal 2021. These repurchases resulted in $49 million remaining under the existing open market repurchase program and $99 million remaining under our existing Board of Directors’ authorization as of April 30, 2022. During both the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021, we repurchased $3 million of shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock.

Additionally, subsequent to April 30, 2022 through June 8, 2022, we repurchased an additional 220,000 shares of our common stock for $19 million under the open market repurchase program resulting in $30 million remaining under the open market repurchase program as of June 8, 2022.

The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	Fiscal 2021
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 30, 2021	$16,889	$156,508	$235,995	$(3,664)	$405,728
Comprehensive income	—	—	28,468	391	28,859
Shares issued under equity plans	39	283	—	—	322
Compensation expense for equity awards	—	2,227	—	—	2,227
Repurchase of shares	(34)	(2,949)	—	—	(2,983)
Dividends declared	—	—	(6,252)	—	(6,252)
May 1, 2021	$16,894	$156,069	$258,211	$(3,273)	$427,901
Comprehensive income	—	—	51,460	(462)	50,998
Shares issued under equity plans	1	341	—	—	342
Compensation expense for equity awards	—	1,673	—	—	1,673
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(7,215)	—	(7,215)
July 31, 2021	$16,895	$158,083	$302,456	$(3,735)	$473,699
Comprehensive income	—	—	25,985	654	26,639
Shares issued under equity plans	(4)	386	—	—	382
Compensation expense for equity awards	—	1,952	—	—	1,952
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(7,203)	—	(7,203)
October 30, 2021	$16,891	$160,421	$321,238	$(3,081)	$495,469
Comprehensive income	—	—	25,408	(391)	25,017
Shares issued under equity plans	5	401	—	—	406
Compensation expense for equity awards	—	2,334	—	—	2,334
Repurchase of shares	(91)	—	(8,268)	—	(8,359)
Dividends declared	—	—	(7,203)	—	(7,203)
January 29, 2022	$16,805	$163,156	$331,175	$(3,472)	$507,664

	First Quarter Fiscal 2022
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 29, 2022	$16,805	$163,156	$331,175	$(3,472)	$507,664
Comprehensive income	—	—	57,408	477	57,885
Shares issued under equity plans	5	387	—	—	392
Compensation expense for equity awards	—	2,725	—	—	2,725
Repurchase of shares	(526)	(3,131)	(42,375)	—	(46,032)
Dividends declared	—	—	(9,214)	—	(9,214)
April 30, 2022	$16,284	$163,137	$336,994	$(2,995)	$513,420

During the First Quarter of Fiscal 2022, we granted 0.1 million service-based restricted share units, subject to the recipient remaining an employee through the May 2025 vesting date. Additionally, during the First Quarter of Fiscal 2022, we granted 0.1 million total shareholder return-based (“TSR-based”) restricted share units at target subject to (1) our achievement of a specified TSR-based ranking by Oxford relative to a comparator group during a period of approximately three years from the date of grant and (2) the recipient remaining an employee through the May 2025 vesting date. The number of shares ultimately earned for the TSR-based restricted share units will be between 0% and 200% of the restricted share units at target. Neither the service-based or TSR-based restricted share units are included in the table above as the awards are not outstanding shares.

Both the service-based and TSR-based restricted share units are entitled to dividend equivalents for dividends declared on our common stock during the vesting period, with the dividend equivalents for the service-based restricted share units payable at the time of the payment of the respective dividend and the dividend equivalents for the TSR-based restricted share units payable after vesting of the restricted shares, for the number of shares ultimately earned. Neither the service-based or TSR-based restricted share units have any voting rights during the vesting period. Both the service-based and TSR-based restricted share units granted during the First Quarter of Fiscal 2022 include certain clauses related to accelerated vesting upon the occurrence of qualifying retirement, death or disability of the employee prior to the vesting date. Our stock incentive plans are described in Note 8 to our consolidated financial statements included in our Fiscal 2021 Form 10-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Fiscal 2021 Form 10-K.

OVERVIEW

Business Overview

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer, Southern Tide, TBBC and Duck Head lifestyle brands.

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection can command greater loyalty and higher price points and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them. We believe the principal competitive factors in the apparel industry are the reputation, value, and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing (including through rapidly shifting digital and social media vehicles); product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.

Tommy Bahama and Lilly Pulitzer, in the aggregate, represented 90% of our consolidated net sales in Fiscal 2021. During Fiscal 2021, 80% of our consolidated net sales were through our direct to consumer channels of distribution, which consist of our brand specific full-price retail stores and e-commerce websites, Tommy Bahama food and beverage operations and Tommy Bahama outlets. The remaining 20% of our net sales was generated through our wholesale distribution channels. Our wholesale operations consist of net sales of products bearing our lifestyle brands, which complement our direct to consumer operations and provide access to a larger base of consumers.

For additional information about our business and our operating groups, see Part I, Item 1. Business of our Fiscal 2021 Form 10-K. Important factors relating to certain risks which could impact our business are described in Part II, Item 1A. Risk Factors of this report and Part I. Item 1A. Risk Factors of our Fiscal 2021 Form 10-K.

Industry Overview

We operate in a highly competitive apparel market that continues to evolve rapidly with the expanding application of technology to fashion retail. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries. Also, in recent years prior to the COVID-19 pandemic, consumers have chosen to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories.

This competitive and evolving environment requires that brands and retailers approach their operations, including marketing and advertising, very differently than historical practices and may result in increased operating costs and investments to generate growth or even maintain sales levels. While the competition and evolution presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment.

Many of the changes in the industry noted above were accelerated or exacerbated by the COVID-19 pandemic. Additionally, in Fiscal 2021 the United States economy, as well as the apparel retail industry and our own business operations, began experiencing very strong growth in consumer demand and also began encountering various challenges including labor shortages, supply chain disruptions and product and operating cost increases. These items, combined with more recent macroeconomic factors, have continued to impact the apparel retail industry and our business in Fiscal 2022. We, as well as others in our industry, have increased prices to attempt to offset these inflationary pressures.

We believe our lifestyle brands have true competitive advantages, and we continue to invest in and leverage technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long term while managing the various challenges facing our industry.

COVID-19 Pandemic

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations in recent years. In Fiscal 2021, the economic environment improved significantly with a significant rebound in retail traffic starting in March 2021 and other improvements as the year progressed, although certain stores were closed for portions of the First Quarter of Fiscal 2021. This improved environment and exceptionally strong consumer demand drove record earnings for us through Fiscal 2021 and have continued in the First Quarter of Fiscal 2022. There can be no assurance that these trends will continue for our business or the broader retail apparel market or that store closures will not occur in the future as a result of any resurgence of COVID-19 cases and/or additional government mandates or recommendations. There remains significant uncertainty as to the duration and severity of the pandemic as well as the associated impact of changes in consumer discretionary spending habits, supply chain and other business disruptions, operating cost increases and inflationary pressures, general economic conditions and restrictions on our ongoing operations that result from the COVID-19 pandemic. Thus, the ultimate impact of the pandemic on our business remains uncertain at this time.

Lanier Apparel Exit

In Fiscal 2021, we exited our Lanier Apparel business, a business which had been focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic. The operating results of the Lanier Apparel business in Fiscal 2021 largely reflect activities associated with the ongoing wind down of operations following the 2020 announcement that we would be exiting the business. In Fiscal 2021, Lanier Apparel’s net sales were $25 million and represented 2% of our consolidated net sales. We do not expect any future net sales, operations or charges for Lanier Apparel. Refer to our consolidated financial statements and Management Discussion and Analysis in our Fiscal 2021 Form 10-K for additional information about the Lanier Apparel exit.

Key Operating Results:

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Quarter of Fiscal 2022 compared to the First Quarter of Fiscal 2021:

	First Quarter
	Fiscal 2022	Fiscal 2021
Net sales	$352,581	$265,762
Operating income	$75,978	$34,893
Net earnings	$57,408	$28,468
Net earnings per diluted share	$3.45	$1.70
Weighted average shares outstanding - diluted	16,622	16,792

Earnings per share were $3.45 in the First Quarter of Fiscal 2022 compared to $1.70 in the First Quarter of Fiscal 2021. The higher earnings per share were primarily a result of (1) increased net sales in our Tommy Bahama, Lilly Pulitzer and Emerging Brands operating groups, (2) improved consolidated gross margin, and (3) higher royalty income. These favorable items were partially offset by (1) increased SG&A, (2) a higher effective tax rate and (3) the absence of operating income in Lanier Apparel in the First Quarter of Fiscal 2022 due to the exit of the business in Fiscal 2021.

STORE COUNT

The table below provides store count information for our brands as of the dates specified. The store count includes our permanent locations and excludes any pop-up or temporary store locations which have an initial lease term of 12 months or less.

	April 30,	January 29,	May 1,	January 30,
	2022	2022	2021	2021
Tommy Bahama retail stores	102	102	104	105
Tommy Bahama retail-restaurant locations	21	21	21	20
Tommy Bahama outlets	35	35	35	35
Total Tommy Bahama locations	158	158	160	160
Lilly Pulitzer retail stores	59	58	59	59
Southern Tide retail stores	4	4	4	3
TBBC retail stores	1	1	—	—
Total Oxford locations	222	221	223	222

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2022 COMPARED TO FIRST QUARTER OF FISCAL 2021

The discussion and tables below compare our statements of operations for the First Quarter of Fiscal 2022 to the First Quarter of Fiscal 2021. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year:

	First Quarter
	Fiscal 2022		Fiscal 2021		$ Change	% Change

Net sales	$352,581	100.0%	$265,762	100.0%	$86,819	32.7%
Cost of goods sold	126,204	35.8%	99,177	37.3%	27,027	27.3%
Gross profit	$226,377	64.2%	$166,585	62.7%	$59,792	35.9%
SG&A	157,412	44.6%	137,125	51.6%	20,287	14.8%
Royalties and other operating income	7,013	2.0%	5,433	2.0%	1,580	29.1%
Operating income	$75,978	21.5%	$34,893	13.1%	$41,085	117.7%
Interest expense, net	242	0.1%	252	0.1%	(10)	(4.0)%
Earnings before income taxes	$75,736	21.5%	$34,641	13.0%	$41,095	118.6%
Income tax expense	18,328	5.2%	6,173	2.3%	12,155	196.9%
Net earnings	$57,408	16.3%	$28,468	10.7%	$28,940	101.7%

Net Sales

	First Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$228,067	$156,698	$71,369	45.5%
Lilly Pulitzer	92,045	73,576	18,469	25.1%
Emerging Brands	31,763	22,432	9,331	41.6%
Lanier Apparel	—	12,019	(12,019)	(100.0)%
Corporate and Other	706	1,037	(331)	(31.9)%
Consolidated net sales	$352,581	$265,762	$86,819	32.7%

Consolidated net sales were $353 million in the First Quarter of Fiscal 2022 compared to net sales of $266 million in the First Quarter of Fiscal 2021. The 33% increase in net sales included increases in Tommy Bahama, Lilly Pulitzer, and Emerging Brands as well as each distribution channel, which were partially offset by a $12 million decrease in Lanier Apparel, which we exited in Fiscal 2021. In the First Quarter of Fiscal 2021, consumer traffic and our operations had only partially rebounded from the impacts of the COVID-19 pandemic as we still had certain store closures and operating restrictions in certain regions, wholesale customer demand was still soft and most of the consumer traffic improvement occurred later in Fiscal 2021. Although we did have some price increases in the First Quarter of Fiscal 2022 in order to mitigate increased product and other costs, net sales was primarily impacted by increased volume.

The increase in net sales by distribution channel included increases in (1) full-price retail sales of $41 million, or 51%, driven primarily by increased consumer traffic, (2) wholesale sales of our non-Lanier Apparel businesses of $26 million, or 42%, with this increase due to higher order books as wholesale accounts increased their buys for Spring 2022 compared to Spring 2021 as well as the timing of some initial spring deliveries, which shipped in February in 2022 rather than January, (3) full-price e-commerce sales of $15 million, or 20%, as each of our e-commerce businesses continued to grow, (4) e-commerce flash clearance sales in Lilly Pulitzer of $7 million, with no e-commerce flash clearance sales in the prior year period, (5) restaurant sales of $6 million, or 23%, and (6) outlet sales of $4 million, or 35%. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Quarter
	Fiscal 2022	Fiscal 2021
Retail	39%	34%
E-commerce	27%	28%
Restaurant	9%	9%
Wholesale	25%	28%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $71 million, or 46%, in the First Quarter of Fiscal 2022, with an increase in each channel of distribution. The increase in net sales in Tommy Bahama included increases in (1) full-price retail sales of $34 million, or 63%, (2) wholesale sales of $17 million, or 56%, (3) e-commerce sales of $11 million, or 30%, (4) restaurant sales of $6 million, or 23%, with strong sales and fewer operating restrictions in our 21 food and beverage locations, and (5) outlet sales of $4 million, or 35%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter
	Fiscal 2022	Fiscal 2021
Retail	45%	42%
E-commerce	20%	23%
Restaurant	14%	16%
Wholesale	21%	19%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $18 million, or 25%, in the First Quarter of Fiscal 2022, with an increase in each channel of distribution. The increase in net sales in Lilly Pulitzer included increases in (1) e-commerce flash clearance sales of $7 million as Lilly Pulitzer held a flash clearance event in the First Quarter of Fiscal 2022 to test the timing of clearance for certain prior season resort product, but did not have a flash clearance event in the First Quarter of Fiscal 2021, (2) retail sales of $6 million, or 24%, (3) wholesale sales of $3 million, or 17%, with higher full-price sales and lower off-price sales, and (4) full-price e-commerce sales of $2 million, or 7%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter
	Fiscal 2022	Fiscal 2021
Retail	34%	35%
E-commerce	44%	42%
Wholesale	22%	23%
Total	100%	100%

Emerging Brands:

Emerging Brands net sales increased $9 million, or 42%, in the First Quarter of Fiscal 2022, with an increase in each of the Southern Tide, TBBC and Duck Head businesses comprising Emerging Brands. The increase in net sales included increases in (1) Southern Tide of $5 million, or 32%, (2) TBBC of $4 million, or 63%, and (3) Duck Head of $1 million, or 63%. The $9 million increase included increases of (1) $6 million, or 45%, in wholesale, (2) $2 million, or 28%, in e-commerce and (3) $1 million, or 119%, in the Southern Tide and TBBC retail businesses, as those brands continue to open new retail locations. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Quarter
	Fiscal 2022	Fiscal 2021
Retail	5%	3%
E-commerce	30%	34%
Wholesale	65%	63%
Total	100%	100%

Lanier Apparel:

There were no Lanier Apparel net sales in the First Quarter of Fiscal 2022 after we exited the Lanier Apparel business in Fiscal 2021. We do not expect any future net sales for Lanier Apparel. Refer to our consolidated financial statements and Management Discussion and Analysis in our Fiscal 2021 Form 10-K for additional information about the Lanier Apparel exit.

Corporate and Other:

Corporate and Other net sales primarily consist of net sales of our Lyons, Georgia distribution center business as well as our Oxford America business, which we are in the process of exiting in Fiscal 2022.

Gross Profit

The tables below present gross profit by operating group and in total for the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$147,344	$101,533	$45,811	45.1%
Lilly Pulitzer	63,528	51,185	12,343	24.1%
Emerging Brands	16,348	12,101	4,247	35.1%
Lanier Apparel	—	4,294	(4,294)	(100.0)%
Corporate and Other	(843)	(2,528)	1,685	NM %
Consolidated gross profit	$226,377	$166,585	$59,792	35.9%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$1,005	$3,065
Lanier Apparel exit charges in cost of goods sold	$—	$458

	First Quarter
	Fiscal 2022	Fiscal 2021
Tommy Bahama	64.6%	64.8%
Lilly Pulitzer	69.0%	69.6%
Emerging Brands	51.5%	53.9%
Lanier Apparel	—%	35.7%
Corporate and Other	NM %	NM %
Consolidated gross margin	64.2%	62.7%

The increased gross profit of 36% was primarily due to the 33% increase in net sales as well as improved gross margin. The gross margin improvement was primarily due to (1) a change in sales mix resulting from the exit of Lanier Apparel, which had lower gross margins than our lifestyle brand businesses, in Fiscal 2021, (2) a $2 million lower LIFO accounting charge in the First Quarter of Fiscal 2022 compared to the First Quarter of Fiscal 2021, (3) improved initial product margins, as certain sales prices were increased more than the increased product costs as well as a change in mix towards higher gross margin products, and (4) the lack of Lanier Apparel exit charges in cost of goods sold in the First Quarter of Fiscal 2022. These items were partially offset by the impact of increased freight costs of $3 million, or 90 basis points, including rate increases impacting inbound products and e-commerce shipping costs as well as the increased utilization of air freight on inbound products. The First Quarter of Fiscal 2021 did not include elevated freight costs as we did not begin to experience significant increased freight costs until the second half of Fiscal 2021. Both the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021 included a higher proportion of full-price selling, with lower levels of markdowns, discounts and promotions, than have been typical in prior years.

Tommy Bahama:

The lower gross margin for Tommy Bahama was primarily due to increased freight costs and increased food costs in our restaurant business partially offset by improved initial product margins, due in part to a change in sales mix towards higher gross margin products.

Lilly Pulitzer:

The lower gross margin for Lilly Pulitzer was primarily due to increased freight costs partially offset by improved initial product margins. While Lilly Pulitzer had a change in sales mix with e-commerce flash clearance sales, representing a larger proportion of net sales, this impact was generally offset by off-price wholesale sales representing a smaller proportion of net sales resulting in no significant change in gross margins due to a change in sales mix.

Emerging Brands:

The lower gross margin for Emerging Brands was primarily due to increased freight costs, more inventory markdowns and a change in sales mix with wholesale sales representing a greater proportion of net sales. These items were partially offset by improved initial product margins.

Lanier Apparel:

We exited the Lanier Apparel business in Fiscal 2021 and thus there was no gross profit in the First Quarter of Fiscal 2022. We do not expect any gross profit related to the Lanier Apparel business in future periods. The First Quarter of Fiscal 2021 included the gross profit impact of net sales as we were exiting the business, including the impact in cost of goods sold related to Lanier Apparel exit charges, as disclosed in the prior year. Refer to our consolidated financial statements and Management Discussion and Analysis in our Fiscal 2021 Form 10-K for additional information about the Lanier Apparel exit.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments and the gross profit of the Lyons, Georgia distribution center and Oxford America businesses. The primary driver for the improved gross profit was the $2 million lower LIFO accounting charge due to a $1 million LIFO accounting charge in the First Quarter of Fiscal 2022 compared to a $3 million LIFO accounting charge in the First Quarter of Fiscal 2021. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	First Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
SG&A	$157,412	$137,125	$20,287	14.8%
SG&A (as a % of net sales)	44.6%	51.6%
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$72	$72
Lanier Apparel exit charges in SG&A	$—	$815

SG&A was $157 million in the First Quarter of Fiscal 2022 compared to SG&A of $137 million in First Quarter of Fiscal 2021 reflecting significant SG&A leverage as sales grew at a rate higher than SG&A increased. The increase in SG&A in the First Quarter of Fiscal 2022 was primarily due to the impact of the COVID-19 pandemic on our operations in the First Quarter of Fiscal 2021, including the continuation of cost reduction initiatives that were initiated in Fiscal 2020, store closures in certain regions, and depressed consumer and wholesale customer demand. The higher SG&A included (1) increased employment costs of $10 million, primarily due to increased head count, pay rate increases and other employment cost increases, (2) a $5 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, and other expenses, (3) a $4 million increase in advertising expense, (4) a $2 million increase in administrative expenses including professional fees, travel and other items, and (5) a $1 million increase in occupancy expense, primarily due to higher percentage rent expense.

Royalties and other operating income

	First Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Royalties and other operating income	$7,013	$5,433	$1,580	29.1%

Royalties and other operating income primarily consists of income received from third parties from the licensing of our brands. The increased royalties and other operating income in the First Quarter of Fiscal 2022 was due to increased royalty income in both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	First Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$52,606	$20,660	$31,946	154.6%
Lilly Pulitzer	26,178	19,945	6,233	31.3%
Emerging Brands	7,736	4,961	2,775	55.9%
Lanier Apparel	—	855	(855)	(100.0)%
Corporate and Other	(10,542)	(11,528)	986	NM %
Consolidated Operating Income	$75,978	$34,893	$41,085	117.7%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$1,005	$3,065
Lanier Apparel exit charges in cost of goods sold	$—	$458
Amortization of Southern Tide intangible assets	$72	$72
Lanier Apparel exit charges in SG&A	$—	$815

Operating income was $76 million in the First Quarter of Fiscal 2022 compared to $35 million in the First Quarter of Fiscal 2021. The increased operating income was primarily due to higher net sales, gross margin and royalty income partially offset by increased SG&A. Each operating group, except for Lanier Apparel, increased operating income in the First Quarter of Fiscal 2022 compared to the First Quarter of Fiscal 2021. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$228,067	$156,698	$71,369	45.5%
Gross profit	$147,344	$101,533	$45,811	45.1%
Gross margin	64.6%	64.8%
Operating income	$52,606	$20,660	$31,946	154.6%
Operating income as % of net sales	23.1%	13.2%

The increased operating income for Tommy Bahama was due to higher sales and royalty income partially offset by increased SG&A and lower gross margin. The increased SG&A was primarily due to (1) $9 million of increased employment costs, (2) $4 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (3) a $2 million increase in advertising expense, and (4) a $1 million increase in occupancy expense.

Lilly Pulitzer:

	First Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$92,045	$73,576	$18,469	25.1%
Gross profit	$63,528	$51,185	$12,343	24.1%
Gross margin	69.0%	69.6%
Operating income	$26,178	$19,945	$6,233	31.3%
Operating income as % of net sales	28.4%	27.1%

The increased operating income for Lilly Pulitzer was due to higher sales and royalty income partially offset by increased SG&A and lower gross margin. The increased SG&A was primarily due to (1) $3 million of increased advertising expense, (2) $1 million of increased employment costs, (3) $1 million of variable expenses related to higher net sales including credit card transaction fees, supplies and other expenses, (4) $1 million of professional and other fees, primarily related to various ongoing direct to consumer and brand initiatives, and (5) $1 million of higher depreciation expense.

Emerging Brands:

	First Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$31,763	$22,432	$9,331	41.6%
Gross profit	$16,348	$12,101	$4,247	35.1%
Gross margin	51.5%	53.9%
Operating income	$7,736	$4,961	$2,775	55.9%
Operating income as % of net sales	24.4%	22.1%
Notable items included in amounts above:
Amortization of Southern Tide intangible assets	$72	$72

The increased operating income for Emerging Brands was due to higher net sales partially offset by increased SG&A and lower gross margin. The increased SG&A included (1) higher SG&A associated with the Southern Tide and TBBC retail store operations, including related employment costs and occupancy costs, (2) increased variable expenses resulting from increased wholesale sales and (3) higher advertising expense.

Lanier Apparel:

	First Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$—	$12,019	$(12,019)	(100.0)%
Gross profit	$—	$4,294	$(4,294)	(100.0)%
Gross margin	—%	35.7%
Operating income	$—	$855	$(855)	(100.0)%
Operating income as % of net sales	—%	7.1%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$-	$458
Lanier Apparel exit charges in SG&A	$-	$815

We exited the Lanier Apparel business in Fiscal 2021 and thus there was no operating income in the First Quarter of Fiscal 2022. We do not expect any operating income related to the Lanier Apparel business in future periods. The First Quarter of Fiscal 2021 included the operating income resulting from the net sales, cost of goods sold and SG&A as we were exiting the Lanier Apparel business, including the net impact related to Lanier Apparel exit charges, as disclosed in the prior year. Refer to our consolidated financial statements and Management Discussion and Analysis in our Fiscal 2021 Form 10-K for additional information about the Lanier Apparel exit.

Corporate and Other:

	First Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$706	$1,037	$(331)	(31.9)%
Gross profit	$(843)	$(2,528)	$1,685	NM	%
Operating loss	$(10,542)	$(11,528)	$986	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$1,005	$3,065

The improved operating results in Corporate and Other were primarily a result of the $2 million lower LIFO accounting charge due to a $1 million charge in the First Quarter of Fiscal 2022 and a $3 million credit in the First Quarter of Fiscal 2021. The impact of LIFO accounting was partially offset by increased SG&A and lower net sales. The increased SG&A was primarily due to increased employment costs and certain general and administration expenses.

Interest expense, net

	First Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Interest expense, net	$242	$252	$(10)	(4.0)%

The comparable interest expense in the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021 was primarily due to the absence of debt outstanding in either period. The interest expense in both periods primarily consisted of unused line fees and amortization of deferred financing fees associated with the U.S. Revolving Credit Agreement.

Income tax provision (benefit)

	First Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Income tax expense	$18,328	$6,173	$12,155	196.9%
Effective tax rate	24.2%	17.8%

Both the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021 benefitted from the favorable impact of certain items that resulted in a lower tax rate than the more typical annual effective tax rate of approximately 25%. We expect our annual effective tax rate for Fiscal 2022 to be between 24% and 25%.

The income tax expense in both the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021 included the benefit of the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions, the recognition of certain tax credit amounts and the vesting of restricted stock awards at a price higher than the grant date fair value. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes. Additionally, and more significantly, the income tax expense in the First Quarter of Fiscal 2021 included the benefit of a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts.

Net earnings

	First Quarter
	Fiscal 2022	Fiscal 2021
Net sales	$352,581	$265,762
Operating income	$75,978	$34,893
Net earnings	$57,408	$28,468
Net earnings per diluted share	$3.45	$1.70
Weighted average shares outstanding - diluted	16,622	16,792

Earnings per share were $3.45 in the First Quarter of Fiscal 2022 compared to $1.70 in the First Quarter of Fiscal 2021. The higher earnings per share were primarily a result of (1) increased net sales in our Tommy Bahama, Lilly Pulitzer and Emerging Brands operating groups, (2) improved consolidated gross margin, and (3) higher royalty income. These favorable items were partially offset by (1) increased SG&A, (2) a higher effective tax rate and (3) the absence of operating income in Lanier Apparel in the First Quarter of Fiscal 2022 due to the exit of the business in Fiscal 2021.

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

Our primary uses of cash flow include the purchase of branded apparel products from third party contract manufacturers outside of the United States, as well as operating expenses, including employee compensation and benefits, operating lease commitments and other occupancy-related costs, marketing and advertising costs, distribution costs, information technology costs, other general and administrative expenses and the periodic payment of interest, if any. Additionally, we use our cash to fund capital expenditures and other investing activities, dividends, share repurchases and repayment of indebtedness, if any. In the ordinary course of business, we maintain certain levels of inventory, extend credit to our wholesale customers and pay our operating expenses. Thus, we require a certain amount of ongoing working capital to operate our business. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs depend on many factors including the results of our operations and cash flows, future growth rates, the need to finance inventory levels and the success of our various products.

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities, as well as our $166 million of cash, cash equivalents and short-term investments as of April 30, 2022, will provide sufficient cash over both the short and long term to satisfy our ongoing cash requirements and ample opportunity to continue to invest in our lifestyle brands, direct to consumer initiatives, information technology projects and other strategic initiatives. Also, if cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement, subject to its terms, which is described below.

Key Liquidity Measures

	April 30,	January 29,	May 1,	January 30,
($ in thousands)	2022	2022	2021	2021
Total current assets	$407,912	$400,335	$308,739	$258,316
Total current liabilities	$226,417	$226,166	$225,090	$196,252
Working capital	$181,495	$174,169	$83,649	$62,064
Working capital ratio	1.80	1.77	1.37	1.32

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of April 30, 2022, increased from May 1, 2021 primarily due to increased short-term investments and cash balances, which increased $74 million in the aggregate, as well as increased inventories and receivables. Current liabilities as of April 30, 2022 increased from May 1, 2021 primarily due to higher accrued expenses and other liabilities partially offset by decreased accrued compensation, current portion of operating lease liabilities and accounts payable. Changes in current assets and current liabilities are discussed below.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of April 30, 2022 as compared to May 1, 2021.

Current Assets:

	April 30,	January 29,	May 1,	January 30,
	2022	2022	2021	2021
Cash and cash equivalents	$31,799	$44,859	$92,086	$66,013
Short-term investments	134,327	164,890	—	—
Receivables, net	74,374	34,550	67,658	30,418
Inventories, net	122,760	117,709	108,810	123,543
Income tax receivable	19,741	19,728	17,830	17,975
Prepaid expenses and other current assets	24,911	18,599	22,355	20,367
Total current assets	$407,912	$400,335	$308,739	$258,316

Cash and cash equivalents were $32 million as of April 30, 2022 compared to $92 million as of May 1, 2021. Short-term investments were $134 million as of April 30, 2022 with no short-term investments as of May 1, 2021. The increase in the aggregate short-term investments and cash from May 1, 2021 of $74 million was primarily due to our strong cash flow from operations exceeding our cash requirements for capital expenditures, share repurchases and dividends.

The increase in receivables, net as of April 30, 2022 was primarily due to (1) increased wholesale receivables resulting from increased wholesale sales and lower estimated wholesale customer allowances and (2) increased royalty receivables resulting from increased royalties earned during the quarter. These items were partially offset by reductions in amounts due from landlords for certain tenant allowances. Inventories, net, which is net of a $71 million and $62 million LIFO reserve as of April 30, 2022 and May 1, 2021, respectively, increased as of April 30, 2022 due to planned increases in inventories for each brand to support the planned sales growth in each of the businesses in Fiscal 2022 and as inventory levels in Fiscal 2021 were generally lower than optimal as a result of higher sales than anticipated in Fiscal 2021. These inventory increases were partially offset by (1) the impact of LIFO accounting, including both the $9 million increase in the LIFO reserve primarily due to the impact of the inflationary environment on the LIFO reserve and the recognition of previously deferred inventory markdowns in Corporate and Other as the inventory was disposed, and (2) the absence of inventory in Lanier Apparel as we sold the remaining Lanier Apparel inventory during Fiscal 2021.

Income tax receivable primarily relates to the income tax receivable associated with tax returns for Fiscal 2020, which included the carry back of operating losses to offset taxable income from previous years, with the increase primarily due to the finalization of the Fiscal 2020 income tax returns during Fiscal 2021. The increase in prepaid expenses and other current assets as of April 30, 2022 was primarily due to increased prepaid advertising and other operating expenses as well as increased estimated inventory returns.

Non-current Assets:

	April 30,	January 29,	May 1,	January 30,
	2022	2022	2021	2021
Property and equipment, net	$150,393	$152,447	$157,553	$159,732
Intangible assets, net	155,080	155,307	155,967	156,187
Goodwill	23,870	23,869	23,930	23,910
Operating lease assets	182,345	195,100	221,647	233,775
Other assets, net	27,417	30,584	33,146	33,714
Total non-current assets	$539,105	$557,307	$592,243	$607,318

Property and equipment, net as of April 30, 2022 decreased primarily due to depreciation expense exceeding capital expenditures during the 12 months ended April 30, 2022. Operating lease assets as of April 30, 2022 decreased primarily due to the recognition of amortization related to existing operating leases, the termination or reduced term of certain operating leases and the impairment of certain operating lease assets which exceeded the increased operating lease assets associated with any new or extended operating lease. The decrease in other assets, net as of April 30, 2022 was primarily due to (1) a $3 million decrease in investment in unconsolidated entities due to the sale of our ownership interest in an unconsolidated entity in Fiscal 2021, (2) a decrease in assets set aside for potential deferred compensation obligations and (3) a reduction in certain deposit payments.

Liabilities:

	April 30,	January 29,	May 1,	January 30,
	2022	2022	2021	2021
Total current liabilities	$226,417	$226,166	$225,090	$196,252
Long-term debt	—	—	—	—
Non-current portion of operating lease liabilities	185,365	199,488	226,358	239,963
Other non-current liabilities	19,600	21,413	21,270	23,691
Deferred income taxes	2,215	2,911	363	—
Total liabilities	$433,597	$449,978	$473,081	$459,906

Current liabilities increased as of April 30, 2022 primarily due to increases in accrued expenses and other current liabilities, including an increase in accrued income taxes of $11 million, estimated direct to consumer returns, gift card liabilities and other accruals. The increase in accrued expenses and other current liabilities was partially offset by decreases in (1) current portion of operating lease liabilities, which was primarily due to substantially all of the COVID-related unpaid rent amounts included in the balance as of May 1, 2021, being paid or otherwise resolved as of April 30, 2022, (2) accrued compensation, which was primarily due to a $5 million reduction in FICA payable as the amounts allowed to be deferred pursuant to the CARES Act in Fiscal 2020 were paid during Fiscal 2021 and a reduction in accrued compensation amounts associated with the exit from Lanier Apparel, as all amounts were paid during Fiscal 2021, and (3) accounts payable, which was primarily due to the timing of payments for payables.

Non-current portion of operating lease liabilities as of April 30, 2022, decreased primarily due to the payment of operating lease liabilities and reductions in liabilities related to the termination or reduced term of certain operating leases, which exceeded operating lease liabilities associated with any new or extended operating lease agreements. Other non-current liabilities as of April 30, 2022 decreased primarily due to decreases in deferred compensation liabilities. Deferred income taxes increased as of April 30, 2022 primarily due to timing differences associated with depreciation and amortization partially offset by timing differences associated with inventories and operating lease amounts.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021 (in thousands):

	First Quarter
	Fiscal 2022	Fiscal 2021
Cash provided by operating activities	$22,480	$41,005
Cash provided by (used in) investing activities	20,720	(5,425)
Cash used in financing activities	(56,671)	(9,662)
Net change in cash and cash equivalents	$(13,471)	$25,918

Cash and cash equivalents and short-term investments, in the aggregate, were $166 million and $92 million at April 30, 2022 and May 1, 2021, respectively. The increase in the aggregate cash and short-term investments balance was primarily due to our strong cash flows from operations exceeding our cash requirements for capital expenditures and financing activities. Changes in cash flows in the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021, operating activities provided $22 million and $41 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, equity-based compensation and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities. In the First Quarter of Fiscal 2022, changes in operating assets and liabilities had a net unfavorable impact on cash flow from operations, while in the First Quarter of Fiscal 2021 the changes in operating assets and liabilities generally offset.

In the First Quarter of Fiscal 2022, the net change in operating assets and liabilities was primarily due to an increase in receivables, prepaid expenses and inventories, which decreased cash flow from operations, partially offset by an increase in current liabilities, which increased cash flow from operations. In the First Quarter of Fiscal 2021, the net change in operating assets and liabilities was primarily due to increases in receivables and other changes, which decreased cash flow from operations, offset by increases in current liabilities and decreases in inventories, which increased cash flow from operations.

Investing Activities:

In the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021, investing activities provided $20 million and used $5 million of cash, respectively. During the First Quarter of Fiscal 2022, we converted $30 million of short-term investments to cash based on our short-term cash needs. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $9 million and $5 million in the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021, respectively.

Our cash flow used in investing activities is expected to primarily consist of our capital expenditure investments in information technology initiatives, including e-commerce capabilities; direct to consumer operations, including opening, relocating and remodeling locations; and facilities enhancements for distribution centers and offices. Additionally, cash flow from investing activities will include any amounts contributed to or received from our short-term investment accounts, if any.

Financing Activities:

In the First Quarter of Fiscal 2022 and the First Quarter of Fiscal 2021, financing activities used $57 million and $10 million of cash, respectively. During the First Quarter of Fiscal 2022, we used cash to repurchase $46 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and of equity awards in respect of employee tax withholding liabilities, pay $9 million of dividends and pay $2 million of contingent consideration for the final contingent consideration payment related to the TBBC acquisition, which is included in other financing activities. In the First Quarter of Fiscal 2021, we used cash flow from operations to pay $6 million of dividends, repurchase $3 million of shares, consisting of repurchased shares of equity awards in respect of employee tax withholding liabilities, and pay $1 million of contingent consideration, which is included in other financing activities.

Liquidity and Capital Resources

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities, as well as our $166 million of cash and short-term investments as of April 30, 2022, will provide sufficient cash flows over both the short and long term to satisfy our ongoing cash requirements and ample opportunity to continue to invest in our lifestyle brands, direct to consumer initiatives, information technology projects and other strategic initiatives. Our capital needs depend on many factors including the results of our operations and cash flows, future growth rates, the need to finance inventory levels and the success of our various products.

To the extent cash flow needs, for acquisitions or otherwise, in the future exceed cash flow provided by our operations, as well as our cash and short-term investment amounts, we will have access, subject to its terms, to our $325 million U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any, and any other investing or financing activities. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for certain product purchases, which reduce the amounts available under our line of credit when issued and, as of April 30, 2022, totaled $3 million.

We did not have any borrowings outstanding under our U.S. Revolving Credit Agreement during the First Quarter of Fiscal 2022 or at any point during Fiscal 2021. As of April 30, 2022, we had $322 million of unused availability under our U.S. Revolving Credit Agreement. Considering both the $322 million of unused availability under our U.S.

Revolving Credit Agreement and our cash, cash equivalents and short-term investments in excess of the amounts included in the borrowing base assets of $86 million, our total liquidity position totaled $408 million as of April 30, 2022.

Our cash, short-term investments and debt levels in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure, including borrowings from additional credit facilities, sales of debt or equity securities or the repurchase of additional shares of our stock in the future. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the First Quarter of Fiscal 2022 and as of April 30, 2022, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of April 30, 2022, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement. Refer to Note 5 of our consolidated financial statements included in our Fiscal 2021 Form 10-K for additional information regarding our U.S. Revolving Credit Agreement, including details about affirmative and negative covenants.

We anticipate that at the maturity of the U.S. Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.

Operating Lease Commitments:

Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of April 30, 2022.

Dividends:

On June 6, 2022, our Board of Directors approved a cash dividend of $0.55 per share payable on July 29, 2022 to shareholders of record as of the close of business on July 15, 2022. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of our U.S. Revolving Credit Agreement above and in Note 5 of our consolidated financial statements contained in our Fiscal 2021 Form 10-K.

Share Repurchases:

Refer to Note 6 in our unaudited condensed consolidated financial statements and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds included in this report for additional information about share repurchases.

Capital Expenditures:

Our anticipated capital expenditures for Fiscal 2022, including the $9 million incurred in the First Quarter of Fiscal 2022, are expected to be approximately $50 million. Our ongoing capital expenditures primarily consist of costs associated with investments in information technology initiatives, including e-commerce capabilities; direct to consumer operations, including opening, relocating and remodeling locations; and facilities enhancements for distribution centers and offices. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in Fiscal 2022 and prior years depending on the investments we believe appropriate for that year to support future expansion of our businesses.

Other Liquidity Items:

Our contractual obligations as of April 30, 2022 have not changed materially from the contractual obligations outstanding at January 29, 2022, as disclosed in our Fiscal 2021 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2021 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the First Quarter of Fiscal 2022. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2021 Form 10-K.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has the lowest net sales and net earnings compared to other quarters. Further, the impact of the timing of certain unusual or non-recurring items, economic conditions, the timing of our e-commerce flash clearance sales, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next. Therefore, we do not believe that net sales or operating income by quarter in Fiscal 2021 are necessarily indicative of the expected distribution in Fiscal 2022 or future periods, in light of, among other things, the COVID-19 pandemic’s more significant negative impact on the first quarter in Fiscal 2021 than the later quarters in Fiscal 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2021 Form 10-K. There have not been any material changes in our exposure to these risks during the First Quarter of Fiscal 2022.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the First Quarter of Fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Fiscal 2021 Form 10-K, which could materially affect our business, financial condition or operating results. We operate in a competitive and rapidly changing business environment and additional risks and uncertainties that we currently consider immaterial or not presently known to us may also adversely affect our business. The risks described in our Fiscal 2021 Form 10-K are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the First Quarter of Fiscal 2022, we did not make any unregistered sales of equity securities.

(c)	During the First Quarter of Fiscal 2022, we repurchased the following shares of our common stock:

			Total Number of	Dollar Value
			Shares	(000s) of Shares
		Average	Purchased as	That May Yet be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased	Share	or Programs	Programs
February (1/30/22 - 2/26/22)	166,252	$84.92	166,252	$ 127,523
March (2/27/22 - 4/2/22)	196,835	$86.19	196,835	$ 110,557
April (4/3/22 - 4/30/22)	162,879	$91.79	128,074	$ 98,791
Total	525,966	$87.52	491,161	$ 98,791

As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2021, and in subsequent filings, on December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. Pursuant to the Board of Directors’ authorization we entered into a $100 million open market stock repurchase program (Rule 10b5-1 plan) to acquire shares of our stock, under which 91,000 shares of our stock were repurchased for $8 million in the Fourth Quarter of Fiscal 2021. Additionally, in the First Quarter of Fiscal 2022, we repurchased an additional 491,000 shares of our stock for $43 million under this open market repurchase program, which are included in the table above. After considering these repurchases, there was $49 million remaining under the open market repurchase program and $99 million remaining under the Board of Directors’ authorization as of April 30, 2022.

Additionally, subsequent to April 30, 2022, we repurchased an additional 220,000 shares of our common stock for $19 million under the open market repurchase program, resulting in $30 million remaining under the open market repurchase program as of June 8, 2022.

Also, we have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in our Fiscal 2021 Form 10-K, all of which are publicly announced plans. Under the plans we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the First Quarter of Fiscal 2022, we repurchased $3 million of shares from employees, which are included in the table above.

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

June 9, 2022	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)