Form 10-Q
period 2022-07-30
OXFORD INDUSTRIES INC
filed 2022-09-02
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

or

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

As of August 26, 2022, there were 15,915,563 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the Second Quarter of Fiscal 2022

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of the coronavirus (COVID-19) pandemic on our business, operations and financial results, including due to uncertainties about scope and duration, supply chain disruptions, future store closures or other operating restrictions or the impact on consumer traffic, any or all of which may also affect many of the following risks; demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by current inflationary pressures; supply chain disruptions, including the potential lack of inventory to support demand for our products, which may be impacted by capacity constraints, closed factories, and cost and availability of freight deliveries; costs and availability of labor; costs of products as well as the raw materials used in those products; energy costs; our ability to be more hyper-digital and respond to rapidly changing consumer expectations; the ability of business partners, including suppliers, vendors, licensees and landlords, to meet their obligations to us and/or continue our business relationship to the same degree in light of current or future staffing shortages, liquidity challenges and/or bankruptcy filings; retention of and disciplined execution by key management and other critical personnel; cybersecurity breaches and ransomware attacks, as well as our and our third party vendors’ ability to properly collect, use, manage and secure business, consumer and employee data; changes in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties; the timing of shipments requested by our wholesale customers; weather; fluctuations and volatility in global financial markets; the timing and cost of retail store and food and beverage location openings and remodels, technology implementations and other capital expenditures; acquisition activities, including our ability to timely recognize expected synergies from acquisitions; expected outcomes of pending or potential litigation and regulatory actions; the increased consumer, employee and regulatory focus on climate change and environmental, social and governance issues; access to capital and/or credit markets; factors that could affect our consolidated effective tax rate; and geopolitical risks, including those related to the war between Russia and Ukraine. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Fiscal 2021 Form 10-K, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Fiscal 2023	53 weeks ending February 3, 2024
Fiscal 2022	52 weeks ending January 28, 2023
Fiscal 2021	52 weeks ended January 29, 2022
Fiscal 2020	52 weeks ended January 30, 2021
Fourth Quarter Fiscal 2022	13 weeks ending January 28, 2023
Third Quarter Fiscal 2022	13 weeks ending October 29, 2022
Second Quarter Fiscal 2022	13 weeks ended July 30, 2022
First Quarter Fiscal 2022	13 weeks ended April 30, 2022
Fourth Quarter Fiscal 2021	13 weeks ended January 29, 2022
Third Quarter Fiscal 2021	13 weeks ended October 30, 2021
Second Quarter Fiscal 2021	13 weeks ended July 31, 2021
First Quarter Fiscal 2021	13 weeks ended May 1, 2021
First Half Fiscal 2022	26 weeks ended July 30, 2022
First Half Fiscal 2021	26 weeks ended July 31, 2021
Second Half Fiscal 2022	26 weeks ending January 28, 2023
Second Half Fiscal 2021	26 weeks ended January 29, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	July 30,	January 29,	July 31,
	2022	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$31,269	$44,859	$180,389
Short-term investments	154,754	164,890	—
Receivables, net	50,757	34,550	48,522
Inventories, net	135,483	117,709	77,330
Income tax receivable	19,743	19,728	18,085
Prepaid expenses and other current assets	29,242	18,599	24,720
Total Current Assets	$421,248	$400,335	$349,046
Property and equipment, net	150,887	152,447	157,380
Intangible assets, net	154,853	155,307	155,747
Goodwill	23,861	23,869	23,897
Operating lease assets	179,217	195,100	212,217
Other assets, net	27,136	30,584	33,462
Total Assets	$957,202	$957,642	$931,749
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$76,974	$80,753	$62,116
Accrued compensation	28,779	30,345	34,027
Current portion of operating lease liabilities	53,119	61,272	58,523
Accrued expenses and other liabilities	63,768	53,796	65,518
Total Current Liabilities	$222,640	$226,166	$220,184
Long-term debt	—	—	—
Non-current portion of operating lease liabilities	180,092	199,488	215,434
Other non-current liabilities	19,200	21,413	21,389
Deferred income taxes	1,254	2,911	1,043
Shareholders’ Equity
Common stock, $1.00 par value per share	15,960	16,805	16,895
Additional paid-in capital	166,139	163,156	158,083
Retained earnings	355,037	331,175	302,456
Accumulated other comprehensive loss	(3,120)	(3,472)	(3,735)
Total Shareholders’ Equity	$534,016	$507,664	$473,699
Total Liabilities and Shareholders’ Equity	$957,202	$957,642	$931,749

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Second Quarter		First Half
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Net sales	$363,430	$328,672	$716,011	$594,434
Cost of goods sold	131,281	119,046	257,485	218,223
Gross profit	$232,149	$209,626	$458,526	$376,211
SG&A	163,135	146,367	320,547	283,492
Royalties and other operating income	6,357	4,737	13,370	10,170
Operating income	$75,371	$67,996	$151,349	$102,889
Interest expense, net	274	211	516	463
Earnings before income taxes	$75,097	$67,785	$150,833	$102,426
Income tax expense	18,485	16,325	36,813	22,498
Net earnings	$56,612	$51,460	$114,020	$79,928

Net earnings per share:
Basic	$3.56	$3.09	$7.07	$4.81
Diluted	$3.49	$3.05	$6.94	$4.75
Weighted average shares outstanding:
Basic	15,919	16,637	16,118	16,615
Diluted	16,238	16,859	16,430	16,825
Dividends declared per share	$0.55	$0.42	$1.10	$0.79

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Second Quarter		First Half
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Net earnings	$56,612	$51,460	$114,020	$79,928
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(125)	(462)	352	(71)
Comprehensive income	$56,487	$50,998	$114,372	$79,857

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Half
	Fiscal 2022	Fiscal 2021
Cash Flows From Operating Activities:
Net earnings	$114,020	$79,928
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	20,358	18,935
Amortization of intangible assets	454	440
Equity compensation expense	5,252	3,901
Amortization of deferred financing costs	172	172
Deferred income taxes	(1,657)	2,231
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(16,218)	(16,617)
Inventories, net	(17,867)	46,083
Income tax receivable	(15)	(110)
Prepaid expenses and other current assets	(10,645)	(4,352)
Current liabilities	(939)	24,373
Other balance sheet changes	(2,286)	(5,999)
Cash provided by operating activities	$90,629	$148,985
Cash Flows From Investing Activities:
Purchases of property and equipment	(19,746)	(16,223)
Purchases of short-term investments	(70,000)	—
Proceeds from short-term investments	80,000	—
Other investing activities	(50)	(2,000)
Cash used in investing activities	$(9,796)	$(18,223)
Cash Flows From Financing Activities:
Repurchase of common stock	(72,680)	—
Proceeds from issuance of common stock	882	663
Repurchase of equity awards for employee tax withholding liabilities	(3,166)	(2,983)
Cash dividends paid	(17,829)	(13,353)
Other financing activities	(2,010)	(749)
Cash used in financing activities	$(94,803)	$(16,422)
Net change in cash and cash equivalents	$(13,970)	$114,340
Effect of foreign currency translation on cash and cash equivalents	380	36
Cash and cash equivalents at the beginning of year	44,859	66,013
Cash and cash equivalents at the end of period	$31,269	$180,389

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SECOND QUARTER OF FISCAL 2022

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

In Fiscal 2021, we exited our Lanier Apparel business, as discussed in Note 11 of our consolidated financial statements of our Fiscal 2021 Form 10-K. The operating results of the Lanier Apparel business in Fiscal 2021 largely reflect activities associated with the ongoing wind down of operations following the 2020 announcement that we would be exiting the business.

Recently Issued Accounting Standards Applicable to Future Periods

Recent accounting pronouncements pending adoption are either not applicable or not expected to have a material impact on our consolidated financial statements.

Recent Macroeconomic Conditions

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations in recent years. In Fiscal 2021, the economic environment improved significantly with a rebound in retail traffic starting in March 2021 and other improvements as the year progressed, although certain stores were closed for portions of Fiscal 2021, particularly in the First Quarter of Fiscal 2021. This improved environment and exceptionally strong consumer demand drove record earnings for us during Fiscal 2021 and have continued in the First Half of Fiscal 2022. There can be no assurance that this strong consumer demand will continue for our business or the broader retail apparel market, which began to experience some tempering of demand in the Summer of 2022. The strong earnings in recent periods are despite certain challenges including labor shortages, supply chain disruptions and product and operating cost increases in Fiscal 2021 and the First Half of Fiscal 2022. We, as well as others in our industry, have increased prices to attempt to offset these inflationary pressures.

There remains significant uncertainty in the macroeconomic environment as to the duration and severity of the pandemic, the impact of changing consumer discretionary spending habits, recent supply chain and other business disruptions, ongoing operating cost increases and other inflationary pressures, and general economic conditions. Thus, the ultimate impact of these items on our business remains uncertain at this time.

2.    Operating Group Information:   We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Our business is organized as our Tommy Bahama, Lilly Pulitzer and Emerging Brands operating groups, along with the results of the Lanier Apparel operating group as it was wound down in Fiscal 2021.

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

In Fiscal 2022, we organized our smaller brands into the Emerging Brands operating group. Each of these smaller brands are supported by Oxford’s emerging brands team that provides certain support functions to our three smaller brands, including marketing and advertising execution, customer relationship management and analysis and other functions. The shared resources provide for operating efficiencies and enhanced knowledge sharing across the three brands.

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

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Second Quarter		First Half
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Net sales
Tommy Bahama	$243,965	$208,833	$472,032	$365,531
Lilly Pulitzer	88,665	87,333	180,710	160,909
Emerging Brands	29,913	22,822	61,676	45,253
Lanier Apparel	—	8,492	—	20,511
Corporate and Other	887	1,192	1,593	2,230
Consolidated net sales	$363,430	$328,672	$716,011	$594,434

Depreciation and amortization
Tommy Bahama	$6,916	$6,866	$13,534	$13,906
Lilly Pulitzer	3,121	2,289	6,096	4,388
Emerging Brands	393	321	752	631
Lanier Apparel	—	25	—	61
Corporate and Other	192	191	430	389
Consolidated depreciation and amortization	$10,622	$9,692	$20,812	$19,375

Operating income (loss)
Tommy Bahama	$58,918	$47,324	$111,524	$67,984
Lilly Pulitzer	21,492	25,783	47,670	45,728
Emerging Brands	3,991	4,500	11,727	9,461
Lanier Apparel	—	850	—	1,705
Corporate and Other	(9,030)	(10,461)	(19,572)	(21,989)
Consolidated operating income	75,371	67,996	$151,349	$102,889
Interest expense, net	274	211	516	463
Earnings before income taxes	$75,097	$67,785	$150,833	$102,426

	July 30, 2022	January 29, 2022	July 31, 2021
Assets
Tommy Bahama (1)	$524,765	$531,678	$528,517
Lilly Pulitzer (2)	198,681	176,757	178,025
Emerging Brands (3)	76,368	66,825	49,719
Lanier Apparel (4)	—	207	7,679
Corporate and Other (5)	157,388	182,175	167,809
Consolidated Total Assets	$957,202	$957,642	$931,749
(1)	Decrease in Tommy Bahama total assets from July 31, 2021 includes reductions in operating lease assets and property and equipment partially offset by higher inventories, receivables and prepaid expenses.
(2)	Increase in Lilly Pulitzer total assets from July 31, 2021 includes increases in inventories and property and equipment partially offset by reductions in operating lease assets.
(3)	Increase in Emerging Brands total assets from July 31, 2021 includes increases in inventories, receivables, fixed assets and property and equipment.
(4)	Decrease in Lanier Apparel total assets from July 31, 2021 is due to the exit of the Lanier Apparel business during Fiscal 2021. The July 31, 2021 amounts primarily consisted of receivables, inventories and property and equipment.
(5)	Decrease in Corporate and Other total assets from July 31, 2021 includes reductions in inventories, which was primarily due to the change in the LIFO reserve, and other non-current assets, partially offset by the net impact of increased short-term investments and reductions in cash and cash equivalents as well as an increase in prepaid expenses.

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	Second Quarter Fiscal 2022
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$243,965	48%	28%	11%	13%	—%
Lilly Pulitzer	88,665	40%	43%	—%	17%	—%
Emerging Brands	29,913	7%	46%	—%	47%	—%
Lanier Apparel	—	—%	—%	—%	—%	—%
Corporate and Other	887	—%	—%	—%	57%	43%
Total	$363,430	42%	33%	8%	17%	—%

	Second Quarter Fiscal 2021
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$208,833	48%	27%	12%	13%	—%
Lilly Pulitzer	87,333	38%	46%	—%	16%	—%
Emerging Brands	22,822	6%	41%	—%	53%	—%
Lanier Apparel	8,492	—%	—%	—%	100%	—%
Corporate and Other	1,192	—%	—%	—%	75%	25%
Total	$328,672	41%	32%	8%	19%	—%

	First Half 2022
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$472,032	47%	24%	12%	17%	—%
Lilly Pulitzer	180,710	37%	43%	—%	20%	—%
Emerging Brands	61,676	6%	38%	—%	56%	—%
Lanier Apparel	—	—%	—%	—%	—%	—%
Corporate and Other	1,593	—%	—%	—%	51%	49%
Consolidated net sales	$716,011	41%	30%	8%	21%	—%

	First Half 2021
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$365,531	45%	25%	14%	16%	—%
Lilly Pulitzer	160,909	37%	44%	—%	19%	—%
Emerging Brands	45,253	4%	38%	—%	58%	—%
Lanier Apparel	20,511	—%	—%	—%	100%	—%
Corporate and Other	2,230	—%	—%	—%	64%	36%
Consolidated net sales	$594,434	38%	30%	9%	23%	—%

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

The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	Second Quarter		First Half
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Retail	$153,976	$135,634	$290,056	$226,914
E-commerce	118,816	104,753	215,289	178,991
Restaurant	27,291	25,828	58,176	51,036
Wholesale	62,799	62,022	151,415	136,475
Other	548	435	1,075	1,018
Net sales	$363,430	$328,672	$716,011	$594,434

An estimated sales return liability of $14 million, $11 million and $14 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of July 30, 2022, January 29, 2022 and July 31, 2021, respectively. As of July 30, 2022, January 29, 2022 and July 31, 2021, prepaid expenses and other current assets included $5 million, $4 million and $5 million, respectively, representing the estimated value of inventory for expected direct to consumer and wholesale sales returns.

Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of July 30, 2022, January 29, 2022 and July 31, 2021, reserve balances recorded as a reduction to receivables related to these items were $4 million, $3 million and $5 million, respectively. As of July 30, 2022, January 29, 2022 and July 31, 2021, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $1 million and $2 million, respectively. In both the First Half of Fiscal 2022 and the First Half of Fiscal 2021, provisions for credit losses expense included in our consolidated statement of operations and the write-offs of credit losses was less than $1 million.

Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheet and totaled $15 million, $16 million and $13 million as of July 30, 2022, January 29, 2022, and July 31, 2021, respectively.

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

For the First Half of Fiscal 2022 operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset, was $28 million and variable lease expense was $19 million, resulting in total lease expense of $47 million compared to $47 million of total lease expense in the First Half of Fiscal 2021. Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Half of Fiscal 2022 was $35 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Half of Fiscal 2021 was $35 million.

As of July 30, 2022, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2022	$29,556
2023	63,898
2024	50,814
2025	37,275
2026	29,689
2027	17,804
After 2027	30,781
Total lease payments	$259,817
Less: Difference between discounted and undiscounted lease payments	26,606
Present value of lease liabilities	$233,211

5.    Income Taxes: Our effective income tax rate for the Second Quarter of Fiscal 2022 was 24.6% while our effective income tax rate for the Second Quarter of Fiscal 2021 was 24.1%. Our effective income tax rate for the First Half of Fiscal 2022 was 24.4% while our effective income tax rate for the First Half of Fiscal 2021 was 22.0%. The effective tax rate for both the First Half of Fiscal 2022 and the First Half of Fiscal 2021 benefitted from certain favorable items that resulted in a lower tax rate than a more typical annual effective tax rate of approximately 25%.

The income tax expense in both the First Half of Fiscal 2022 and the First Half of Fiscal 2021 included the benefit of the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions, the recognition of certain tax credit amounts and the vesting of restricted stock awards at a price higher than the grant date fair value. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes. Additionally, and more significantly, the income tax expense in the First Half of Fiscal 2021 included the benefit of a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts in the First Quarter of Fiscal 2021.

6.    Shareholders’ Equity: In the First Half of Fiscal 2022, we repurchased 830,000 shares of our common stock for $73 million under our $100 million open market stock repurchase program after repurchasing 91,000 shares for $8 million in the Fourth Quarter of Fiscal 2021. These repurchases resulted in $19 million remaining under the existing open market repurchase program and $69 million remaining under our existing Board of Directors’ authorization as of July 30, 2022.

Additionally, subsequent to July 30, 2022 through September 1, 2022, we repurchased an additional 50,000 shares of our common stock for $5 million under the open market repurchase program resulting in $14 million remaining under the open market repurchase program as of September 1, 2022.

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

	Fiscal 2021
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 30, 2021	$16,889	$156,508	$235,995	$(3,664)	$405,728
Comprehensive income	—	—	28,468	391	28,859
Shares issued under equity plans	39	283	—	—	322
Compensation expense for equity awards	—	2,227	—	—	2,227
Repurchase of shares	(34)	(2,949)	—	—	(2,983)
Dividends declared	—	—	(6,252)	—	(6,252)
May 1, 2021	$16,894	$156,069	$258,211	$(3,273)	$427,901
Comprehensive income	—	—	51,460	(462)	50,998
Shares issued under equity plans	1	341	—	—	342
Compensation expense for equity awards	—	1,673	—	—	1,673
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(7,215)	—	(7,215)
July 31, 2021	$16,895	$158,083	$302,456	$(3,735)	$473,699
Comprehensive income	—	—	25,985	654	26,639
Shares issued under equity plans	(4)	386	—	—	382
Compensation expense for equity awards	—	1,952	—	—	1,952
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(7,203)	—	(7,203)
October 30, 2021	$16,891	$160,421	$321,238	$(3,081)	$495,469
Comprehensive income	—	—	25,408	(391)	25,017
Shares issued under equity plans	5	401	—	—	406
Compensation expense for equity awards	—	2,334	—	—	2,334
Repurchase of shares	(91)	—	(8,268)	—	(8,359)
Dividends declared	—	—	(7,203)	—	(7,203)
January 29, 2022	$16,805	$163,156	$331,175	$(3,472)	$507,664

	First Half Fiscal 2022
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 29, 2022	$16,805	$163,156	$331,175	$(3,472)	$507,664
Comprehensive income	—	—	57,408	477	57,885
Shares issued under equity plans	5	387	—	—	392
Compensation expense for equity awards	—	2,725	—	—	2,725
Repurchase of shares	(526)	(3,131)	(42,375)	—	(46,032)
Dividends declared	—	—	(9,214)	—	(9,214)
April 30, 2022	$16,284	$163,137	$336,994	$(2,995)	$513,420
Comprehensive income	—	—	56,612	(125)	56,487
Shares issued under equity plans	15	475	—	—	490
Compensation expense for equity awards	—	2,527	—	—	2,527
Repurchase of shares	(339)	—	(29,475)	—	(29,814)
Dividends declared	—	—	(9,094)	—	(9,094)
July 30, 2022	$15,960	$166,139	$355,037	$(3,120)	$534,016

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

Both the service-based and TSR-based restricted share units are entitled to dividend equivalents for dividends declared on our common stock during the vesting period, with the dividend equivalents for the service-based restricted share units payable at the time of the payment of the respective dividend and the dividend equivalents for the TSR-based restricted share units payable after vesting of the restricted shares solely attributable to the number of shares actually earned. Neither the service-based or TSR-based restricted share units have any voting rights during the vesting period. Both the service-based and TSR-based restricted share units granted during the First Quarter of Fiscal 2022 include certain clauses related to accelerated vesting upon the occurrence of qualifying retirement, death or disability of the employee prior to the vesting date. Our stock incentive plans are described in Note 8 to our consolidated financial statements included in our Fiscal 2021 Form 10-K.

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

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection can command greater loyalty and higher price points and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them. We believe the principal competitive factors in the apparel industry are the reputation, value, and image of brand names; the design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing (including through rapidly shifting digital and social media vehicles); product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.

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

For additional information about our business and our operating groups in Fiscal 2021, see Part I, Item 1. Business of our Fiscal 2021 Form 10-K. Important factors relating to certain risks which could impact our business are described in Part II, Item 1A. Risk Factors of this report and Part I. Item 1A. Risk Factors of our Fiscal 2021 Form 10-K.

Industry and Recent Macroeconomic Conditions Overview

We operate in a highly competitive apparel market that continues to evolve rapidly with the expanding application of technology to fashion retail. No single apparel firm or small group of apparel firms dominates the apparel industry, and our competitors vary by operating group and distribution channel. The apparel industry is cyclical and very dependent on the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change and has shifted towards services and away from other product categories in recent years. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries.

This competitive and evolving environment requires that brands and retailers approach their operations, including marketing and advertising, very differently than historical practices and may result in increased operating costs and investments to generate growth or even maintain sales levels. While the competition and evolution present significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment.

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

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations in recent years and accelerated or exacerbated many of the changes in the industry noted above. In Fiscal 2021, the economic environment improved significantly with a rebound in retail traffic starting in March 2021 and other improvements as the year progressed, although certain stores were closed for portions of Fiscal 2021, particularly in the First Quarter of Fiscal 2021. This improved environment and exceptionally strong consumer demand drove record earnings for us during Fiscal 2021 and have continued in the First Half of Fiscal 2022. There can be no assurance that this strong consumer demand will continue for our business or the broader retail apparel market, which began to experience some tempering of demand in the Summer of 2022.

The strong earnings in recent periods are despite certain challenges including labor shortages, supply chain disruptions and product and operating cost increases in Fiscal 2021 and the First Half of Fiscal 2022. We, as well as others in our industry, have increased prices to attempt to offset these inflationary pressures.

There remains significant uncertainty in the macroeconomic environment as to the duration and severity of the pandemic, the impact of changing consumer discretionary spending habits, recent supply chain and other business disruptions, ongoing operating cost increases and other inflationary pressures, and general economic conditions. Thus, the ultimate impact of these items on our business remains uncertain at this time.

Lanier Apparel Exit

In Fiscal 2021, we exited our Lanier Apparel business, a business which had been focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic. The operating results of the Lanier Apparel business in Fiscal 2021 largely reflect activities associated with the ongoing wind down of operations following the 2020 announcement that we would be exiting the business. In Fiscal 2021, Lanier Apparel’s net sales were $25 million and represented 2% of our consolidated net sales. We do not expect any future net sales, operations or charges for Lanier Apparel. Refer to Note 11 in our consolidated financial statements and Management Discussion and Analysis in our Fiscal 2021 Form 10-K for additional information about the Lanier Apparel exit.

Key Operating Results:

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Half of Fiscal 2022 compared to the First Half of Fiscal 2021:

	First Half
	Fiscal 2022	Fiscal 2021
Net sales	$716,011	$594,434
Operating income	$151,349	$102,889
Net earnings	$114,020	$79,928
Net earnings per diluted share	$6.94	$4.75
Weighted average shares outstanding - diluted	16,430	16,825

Net earnings per diluted share were $6.94 in the First Half of Fiscal 2022 compared to $4.75 in the First Half of Fiscal 2021. The 46% increase in net earnings per diluted share was primarily due to a 43% increase in net earnings as well as 2% reduction in weighted average shares outstanding. The higher net earnings were primarily due to (1)

increased net sales in our Tommy Bahama, Lilly Pulitzer and Emerging Brands operating groups, (2) higher gross margin and (3) higher royalty income. These favorable items were partially offset by (1) increased SG&A and (2) a higher effective tax rate.

STORE COUNT

The table below provides store count information for our brands as of the dates specified. The store count includes our permanent locations and excludes any pop-up or temporary store locations which have an initial lease term of 12 months or less.

	July 30,	January 29,	July 31,	January 30,
	2022	2022	2021	2021
Tommy Bahama retail stores	102	102	104	105
Tommy Bahama retail-restaurant locations	21	21	21	20
Tommy Bahama outlets	35	35	35	35
Total Tommy Bahama locations	158	158	160	160
Lilly Pulitzer retail stores	58	58	59	59
Southern Tide retail stores	5	4	4	3
TBBC retail stores	2	1	—	—
Total Oxford locations	223	221	223	222

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2022 COMPARED TO SECOND QUARTER OF FISCAL 2021

The discussion and tables below compare our statements of operations for the Second Quarter of Fiscal 2022 to the Second Quarter of Fiscal 2021. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year. The table also includes net earnings per diluted share and diluted weighted average shares outstanding (in thousands), as well as the change and the percentage change for each of these items as compared to the same period of the prior year.

	Second Quarter
	Fiscal 2022		Fiscal 2021		$ Change	% Change

Net sales	$363,430	100.0%	$328,672	100.0%	$34,758	10.6%
Cost of goods sold	131,281	36.1%	119,046	36.2%	12,235	10.3%
Gross profit	$232,149	63.9%	$209,626	63.8%	$22,523	10.7%
SG&A	163,135	44.9%	146,367	44.5%	16,768	11.5%
Royalties and other operating income	6,357	1.7%	4,737	1.4%	1,620	34.2%
Operating income	$75,371	20.7%	$67,996	20.7%	$7,375	10.8%
Interest expense, net	274	0.1%	211	0.1%	63	29.9%
Earnings before income taxes	$75,097	20.7%	$67,785	20.6%	$7,312	10.8%
Income tax expense	18,485	5.1%	16,325	5.0%	2,160	13.2%
Net earnings	$56,612	15.6%	$51,460	15.7%	$5,152	10.0%
Net earnings per diluted share	$3.49		$3.05		$0.44	14.4%
Weighted average shares outstanding - diluted	16,238		$16,859		(621)	(3.7)%

Net Sales

	Second Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$243,965	$208,833	$35,132	16.8%
Lilly Pulitzer	88,665	87,333	1,332	1.5%
Emerging Brands	29,913	22,822	7,091	31.1%
Lanier Apparel	—	8,492	(8,492)	(100.0)%
Corporate and Other	887	1,192	(305)	(25.6)%
Consolidated net sales	$363,430	$328,672	$34,758	10.6%

Consolidated net sales were $363 million in the Second Quarter of Fiscal 2022 compared to net sales of $329 million in the Second Quarter of Fiscal 2021. The 11% increase in net sales included increases in Tommy Bahama, Lilly Pulitzer, and Emerging Brands as well as in each distribution channel. These increases were partially offset by a $8 million decrease in Lanier Apparel, which we exited in Fiscal 2021. The higher net sales were due to a combination of increased volume as well as price increases, which were implemented in order to mitigate increased product and other costs.

The increase in net sales by distribution channel included increases in (1) full-price retail sales of $17 million, or 14%, driven primarily by increased consumer traffic, (2) full-price e-commerce sales of $14 million, or 13%, (3) wholesale sales of our non-Lanier Apparel businesses of $9 million, or 17%, with this increase due to higher order books as wholesale accounts increased their buys for Fiscal 2022 compared to Fiscal 2021, (4) restaurant sales of $1 million, or 6%, and (5) outlet sales of $1 million, or 8%. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	Second Quarter
	Fiscal 2022	Fiscal 2021
Retail	42%	41%
E-commerce	33%	32%
Restaurant	8%	8%
Wholesale	17%	19%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $35 million, or 17%, in the Second Quarter of Fiscal 2022, with an increase in each channel of distribution. The increase in net sales in Tommy Bahama included increases in (1) full-price retail sales of $14 million, or 17%, (2) e-commerce sales of $12 million, or 22%, (3) wholesale sales of $6 million, or 23%, (4) restaurant sales of $1 million, or 6%, with higher sales in our 21 food and beverage locations, and (5) outlet sales of $1 million, or 8%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter
	Fiscal 2022	Fiscal 2021
Retail	48%	48%
E-commerce	28%	27%
Restaurant	11%	12%
Wholesale	13%	13%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $1 million, or 2%, in the Second Quarter of Fiscal 2022. The increase in net sales in Lilly Pulitzer included increases in (1) retail sales of $2 million, or 7%, and (2) wholesale sales of $2 million, or 11%. These increases were partially offset by lower full-price e-commerce sales of $3 million, or 7%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter
	Fiscal 2022	Fiscal 2021
Retail	40%	38%
E-commerce	43%	46%
Wholesale	17%	16%
Total	100%	100%

Emerging Brands:

Emerging Brands net sales increased $7 million, or 31%, in the Second Quarter of Fiscal 2022, with an increase in each of the Southern Tide, TBBC and Duck Head businesses comprising Emerging Brands. By brand, the increase in net sales included increases in (1) TBBC of $5 million, or 65%, (2) Southern Tide of $2 million, or 15%, and (3) Duck Head of $0 million, or 28%. By distribution channel, the $7 million increase included increases of (1) $4 million, or 45%, in e-commerce, (2) $2 million, or 17%, in wholesale, and (3) $1 million, or 57%, in the Southern Tide and TBBC retail businesses, as those brands continue to open new retail locations. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	Second Quarter
	Fiscal 2022	Fiscal 2021
Retail	7%	6%
E-commerce	46%	41%
Wholesale	47%	53%
Total	100%	100%

Lanier Apparel:

There were no Lanier Apparel net sales in the Second Quarter of Fiscal 2022, compared to $8 million of net sales in the Second Quarter of Fiscal 2021, after we exited the Lanier Apparel business in Fiscal 2021.

Corporate and Other:

Corporate and Other net sales primarily consist of net sales of our Lyons, Georgia distribution center business as well as our Oxford America business, which we are in the process of exiting in Fiscal 2022. The decrease in net sales was primarily due to lower sales in Oxford America.

Gross Profit

The tables below present gross profit by operating group and in total for the Second Quarter of Fiscal 2022 and the Second Quarter of Fiscal 2021, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Second Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$156,796	$133,375	$23,421	17.6%
Lilly Pulitzer	63,320	61,865	1,455	2.4%
Emerging Brands	14,127	12,408	1,719	13.9%
Lanier Apparel	—	5,766	(5,766)	(100.0)%
Corporate and Other	(2,094)	(3,788)	1,694	NM %
Consolidated gross profit	$232,149	$209,626	$22,523	10.7%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,733	$4,354
Lanier Apparel exit charges in cost of goods sold	$—	$(2,600)

	Second Quarter
	Fiscal 2022	Fiscal 2021
Tommy Bahama	64.3%	63.9%
Lilly Pulitzer	71.4%	70.8%
Emerging Brands	47.2%	54.4%
Lanier Apparel	—%	67.9%
Corporate and Other	NM %	NM %
Consolidated gross margin	63.9%	63.8%

The increased gross profit of 11% was primarily due to the 11% increase in net sales, with comparable consolidated gross margin. The comparable gross margin included (1) a change in sales mix resulting from the exit of Lanier Apparel, (2) a $2 million lower LIFO accounting charge in the Second Quarter of Fiscal 2022 compared to the Second Quarter of Fiscal 2021, and (3) improved initial product margins, as certain sales prices were increased more than the increased product costs. These items were partially offset by (1) the lack of a favorable adjustment of Lanier Apparel exit charges in cost of goods sold in the Second Quarter of Fiscal 2022, after a $3 million benefit from Lanier Apparel exit charges in cost of goods sold in the Second Quarter of Fiscal 2021, and (2) the impact of increased freight costs of $2 million, or 50 basis points, including rate increases impacting inbound products and e-commerce shipping costs as well as the increased utilization of air freight on inbound products. The Second Quarter of Fiscal 2021 did not include as significantly elevated freight costs as the cost impact of supply chain disruptions were more dramatic starting in the Second Half of Fiscal 2021.

Tommy Bahama:

The higher gross margin for Tommy Bahama was primarily due to improved initial product margins and increased gross margin in wholesale operations partially offset by the impact of a higher proportion of Tommy Bahama direct to consumer sales occurring during periodic loyalty award card and Flip Side marketing events, increased freight costs and increased food costs in our restaurant business.

Lilly Pulitzer:

The higher gross margin for Lilly Pulitzer was primarily due to improved initial product margins and less inventory markdown charges partially offset by increased freight costs.

Emerging Brands:

The lower gross margin for Emerging Brands was primarily due to more inventory markdowns and increased freight costs partially offset by a change in sales mix with direct to consumer sales representing a greater proportion of net sales and improved initial product margins.

Lanier Apparel:

We exited the Lanier Apparel business in Fiscal 2021 and thus there was no gross profit in the Second Quarter of Fiscal 2022. The Second Quarter of Fiscal 2021 included the gross profit impact of net sales as we were exiting the business, as well as a reduction in inventory markdowns associated with the exit of Lanier Apparel.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments and the gross profit of the Lyons, Georgia distribution center and Oxford America businesses. The primary driver for the improved gross profit was the $2 million lower LIFO accounting charge. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	Second Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
SG&A	$163,135	$146,367	$16,768	11.5%
SG&A (as a % of net sales)	44.9%	44.5%
Notable items included in amounts above:
Lanier Apparel exit charges in SG&A	$—	$2,414

SG&A was $163 million in the Second Quarter of Fiscal 2022 compared to SG&A of $146 million in the Second Quarter of Fiscal 2021. The 12% increase in SG&A in the Second Quarter of Fiscal 2022 included (1) increased employment costs of $8 million, primarily due to increased head count, pay rate increases and other employment cost increases, primarily in our direct to consumer and distribution center operations, (2) a $3 million increase in advertising expense, (3) a $2 million increase in administrative expenses including professional fees, travel and other items, (4) a $2 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (5) a $1 million increase in occupancy expense, including higher percentage rent expense and (6) a $1 million increase in depreciation expense.

Royalties and other operating income

	Second Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Royalties and other operating income	$6,357	$4,737	$1,620	34.2%

Royalties and other operating income primarily consists of income received from third parties from the licensing of our brands. The increased royalties and other operating income in the Second Quarter of Fiscal 2022 was primarily due to increased royalty income in both Tommy Bahama and Lilly Pulitzer as well as income earned on our short-term investments.

Operating income (loss)

	Second Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$58,918	$47,324	$11,594	24.5%
Lilly Pulitzer	21,492	25,783	(4,291)	(16.6)%
Emerging Brands	3,991	4,500	(509)	(11.3)%
Lanier Apparel	—	850	(850)	(100.0)%
Corporate and Other	(9,030)	(10,461)	1,431	NM %
Consolidated operating income	$75,371	$67,996	$7,375	10.8%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,733	$4,354
Lanier Apparel exit charges in cost of goods sold	$—	$(2,600)
Lanier Apparel exit charges in SG&A	$—	$2,414

Operating income was $75 million in the Second Quarter of Fiscal 2022 compared to $68 million in the Second Quarter of Fiscal 2021. The increased operating income was primarily due to higher net sales and royalty income partially offset by increased SG&A. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Second Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$243,965	$208,833	$35,132	16.8%
Gross profit	$156,796	$133,375	$23,421	17.6%
Gross margin	64.3%	63.9%
Operating income	$58,918	$47,324	$11,594	24.5%
Operating income as % of net sales	24.2%	22.7%

The increased operating income for Tommy Bahama was due to higher sales, gross margin and royalty income partially offset by increased SG&A. The increased SG&A was primarily due to (1) $7 million of increased employment costs, with the majority of the increase in retail and restaurant operations, (2) $2 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (3) a $1 million increase in advertising expense, and (4) a $1 million increase in occupancy expense.

Lilly Pulitzer:

	Second Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$88,665	$87,333	$1,332	1.5%
Gross profit	$63,320	$61,865	$1,455	2.4%
Gross margin	71.4%	70.8%
Operating income	$21,492	$25,783	$(4,291)	(16.6)%
Operating income as % of net sales	24.2%	29.5%

The decreased operating income for Lilly Pulitzer was primarily due to increased SG&A partially offset by higher sales, gross margin and royalty income. The increased SG&A was primarily due to (1) $2 million of increased advertising expense, (2) $1 million of higher depreciation expense, (3) $1 million of increased employment costs, and (4) $1 million of professional and other fees, primarily related to various ongoing direct to consumer and brand initiatives.

Emerging Brands:

	Second Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$29,913	$22,822	$7,091	31.1%
Gross profit	$14,127	$12,408	$1,719	13.9%
Gross margin	47.2%	54.4%
Operating income	$3,991	$4,500	$(509)	(11.3)%
Operating income as % of net sales	13.3%	19.7%

The decreased operating income for Emerging Brands was due to increased SG&A and lower gross margin partially offset by higher net sales. The increased SG&A included (1) higher SG&A associated with the Southern Tide and TBBC retail store operations, including related employment costs and occupancy costs, (2) increased variable expenses resulting from increased sales and (3) higher advertising expense.

Lanier Apparel:

	Second Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$—	$8,492	$(8,492)	(100.0)%
Gross profit	$—	$5,766	$(5,766)	(100.0)%
Gross margin	—%	67.9%
Operating income	$—	$850	$(850)	(100.0)%
Operating income as % of net sales	—%	10.0%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$-	$(2,600)
Lanier Apparel exit charges in SG&A	$-	$2,414

We exited the Lanier Apparel business in Fiscal 2021 and thus there was no operating income in the Second Quarter of Fiscal 2022. The Second Quarter of Fiscal 2021 included the operating income resulting from the net sales, cost of goods sold and SG&A as we were exiting the Lanier Apparel business, including the net impact related to Lanier Apparel exit charges.

Corporate and Other:

	Second Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$887	$1,192	$(305)	(25.6)%
Gross profit	$(2,094)	$(3,788)	$1,694	NM	%
Operating loss	$(9,030)	$(10,461)	$1,431	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,733	$4,354

The improved operating results in Corporate and Other were primarily a result of (1) a $2 million lower LIFO accounting charge and (2) income earned on our short-term term investments in the Second Quarter of Fiscal 2022. The impact of these favorable items were partially offset by increased SG&A, which was primarily due to higher employment costs, professional fees and software license fees partially offset by a reduction in estimated provisions for preference payment exposure.

Interest expense, net

	Second Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Interest expense, net	$274	$211	$63	29.9%

The comparable interest expense in the Second Quarter of Fiscal 2022 and the Second Quarter of Fiscal 2021 was primarily due to the absence of debt outstanding in either period. The interest expense in both periods primarily consisted of unused line fees and amortization of deferred financing fees associated with the U.S. Revolving Credit Agreement.

Income tax provision (benefit)

	Second Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Income tax expense	$18,485	$16,325	$2,160	13.2%
Effective tax rate	24.6%	24.1%

Both the Second Quarter of Fiscal 2022 and the Second Quarter of Fiscal 2021 benefitted from the favorable impact of certain items that resulted in a lower tax rate than the more typical annual effective tax rate of approximately 25%. The income tax expense in both the Second Quarter of Fiscal 2022 and the Second Quarter of Fiscal 2021 included the benefit of the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions, and the recognition of certain tax credit amounts. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes.

We expect our annual effective tax rate for Fiscal 2022 to be between 24% and 25%.

Net earnings

	Second Quarter
	Fiscal 2022	Fiscal 2021
Net sales	$363,430	$328,672
Operating income	$75,371	$67,996
Net earnings	$56,612	$51,460
Net earnings per diluted share	$3.49	$3.05
Weighted average shares outstanding - diluted	16,238	16,859

Net earnings per diluted share were $3.49 in the Second Quarter of Fiscal 2022 compared to $3.05 in the Second Quarter of Fiscal 2021. The 14% increase in net earnings per diluted share was primarily due to a 10% increase in net earnings as well as 4% reduction in weighted average shares outstanding. The higher net earnings were primarily due to (1) increased net sales in our Tommy Bahama and Emerging Brands operating groups and (2) higher royalty income. These favorable items were partially offset by (1) increased SG&A and (2) a higher effective tax rate.

FIRST HALF OF FISCAL 2022 COMPARED TO FIRST HALF OF FISCAL 2021

The discussion and tables below compare our statements of operations for the First Half of Fiscal 2022 to the First Half of Fiscal 2021. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year. The table also includes net earnings per diluted share and diluted weighted average shares outstanding (in thousands), as well as the change and the percentage change for each of these items as compared to the same period of the prior year.

	First Half
	Fiscal 2022		Fiscal 2021		$ Change	% Change
Net sales	$716,011	100.0%	$594,434	100.0%	$121,577	20.5%
Cost of goods sold	257,485	36.0%	218,223	36.7%	39,262	18.0%
Gross profit	$458,526	64.0%	$376,211	63.3%	$82,315	21.9%
SG&A	320,547	44.8%	283,492	47.7%	37,055	13.1%
Royalties and other operating income	13,370	1.9%	10,170	1.7%	3,200	31.5%
Operating income	$151,349	21.1%	$102,889	17.3%	$48,460	47.1%
Interest expense, net	516	0.1%	463	0.1%	53	11.4%
Earnings before income taxes	$150,833	21.1%	$102,426	17.2%	$48,407	47.3%
Income tax expense	36,813	5.1%	22,498	3.8%	14,315	63.6%
Net earnings	$114,020	15.9%	$79,928	13.4%	$34,092	42.7%
Net earnings per diluted share	$6.94		$4.75		$2.19	46.1%
Weighted average shares outstanding - diluted	16,430		16,825		(395)	(2.3)%

Net Sales

	First Half
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$472,032	$365,531	$106,501	29.1%
Lilly Pulitzer	180,710	160,909	19,801	12.3%
Emerging Brands	61,676	45,253	16,423	36.3%
Lanier Apparel	—	20,511	(20,511)	(100.0)%
Corporate and Other	1,593	2,230	(637)	(28.6)%
Consolidated net sales	$716,011	$594,434	$121,577	20.5%

Consolidated net sales were $716 million in the First Half of Fiscal 2022 compared to net sales of $594 million in the First Half of Fiscal 2021. The 21% increase in net sales included increases in Tommy Bahama, Lilly Pulitzer, and Emerging Brands as well as in each distribution channel. These increases were partially offset by a $21 million decrease in Lanier Apparel, which we exited in Fiscal 2021. In the First Half of Fiscal 2021, and particularly in the First Quarter of Fiscal 2021, consumer traffic and our operations had only partially rebounded from the impacts of the COVID-19 pandemic as we still had certain store closures and operating restrictions in certain regions, wholesale customer demand was still soft and most of the consumer traffic improvement occurred later in Fiscal 2021. The higher net sales were due to a combination of increased volume as well as price increases, which were implemented in order to mitigate increased product and other costs.

The increase in net sales by distribution channel included increases in (1) full-price retail sales of $58 million, or 29%, driven primarily by increased consumer traffic, (2) wholesale sales of our non-Lanier Apparel businesses of $35 million, or 31%, with this increase due to higher order books as wholesale accounts increased their buys for Fiscal 2022 compared to Fiscal 2021 as well as the timing of some initial spring deliveries, which shipped in February in 2022 rather than January, (3) full-price e-commerce sales of $29 million, or 16%, (4) e-commerce flash clearance sales in Lilly Pulitzer of $8 million, with no e-commerce flash clearance sales in the prior year period, (5) restaurant sales of $7 million, or 14%, and (6) outlet sales of $6 million, or 19%. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Half
	Fiscal 2022	Fiscal 2021
Retail	41%	38%
E-commerce	30%	30%
Restaurant	8%	9%
Wholesale	21%	23%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $107 million, or 29%, in the First Half of Fiscal 2022, with an increase in each channel of distribution. The increase in net sales in Tommy Bahama included increases in (1) full-price retail sales of $48 million, or 35%, (2) wholesale sales of $23 million, or 41%, (3) e-commerce sales of $23 million, or 25%, (4) restaurant sales of $7 million, or 14%, with strong sales in our 21 food and beverage locations, and (5) outlet sales of $5 million, or 19%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half
	Fiscal 2022	Fiscal 2021
Retail	47%	45%
E-commerce	24%	25%
Restaurant	12%	14%
Wholesale	17%	16%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $20 million, or 12%, in the First Half of Fiscal 2022. The increase in net sales in Lilly Pulitzer included increases in (1) retail sales of $8 million, or 14%, (2) e-commerce flash clearance sales of $7 million as Lilly Pulitzer held a flash clearance event in the First Quarter of Fiscal 2022 to test the timing of clearance for certain prior season resort product, but did not have a flash clearance event in the First Half of Fiscal 2021, and (3) wholesale sales of $4 million, or 14%, with higher full-price sales and lower off-price sales. Full-price e-commerce sales decreased $0 million, or 1%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half
	Fiscal 2022	Fiscal 2021
Retail	37%	37%
E-commerce	43%	44%
Wholesale	20%	19%
Total	100%	100%

Emerging Brands:

Emerging Brands net sales increased $16 million, or 36%, in the First Half of Fiscal 2022, with an increase in each of the Southern Tide, TBBC and Duck Head businesses comprising Emerging Brands. By brand, the increase in net sales included increases in (1) TBBC of $8 million, or 64%, to $21 million, (2) Southern Tide of $7 million, or 24%, to $37 million, and (3) Duck Head of $1 million, or 48%, to $4 million. By distribution channel, the $16 million increase included increases of (1) $8 million, or 32%, in wholesale, (2) $6 million, or 38%, in e-commerce and (3) $2 million, or 80%, in the Southern Tide and TBBC retail businesses, as those brands continue to open new retail locations. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Half
	Fiscal 2022	Fiscal 2021
Retail	6%	4%
E-commerce	38%	38%
Wholesale	56%	58%
Total	100%	100%

Lanier Apparel:

There were no Lanier Apparel net sales in the First Half of Fiscal 2022, compared to $21 million of net sales in the First Half of Fiscal 2021, after we exited the Lanier Apparel business in Fiscal 2021.

Corporate and Other:

Corporate and Other net sales primarily consist of net sales of our Lyons, Georgia distribution center business as well as our Oxford America business, which we are in the process of exiting in Fiscal 2022. The decrease in net sales was primarily due to lower sales in Oxford America.

Gross Profit

The tables below present gross profit by operating group and in total for the First Half of Fiscal 2022 and the First Half of Fiscal 2021, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Half
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$304,139	$234,908	$69,231	29.5%
Lilly Pulitzer	126,848	113,050	13,798	12.2%
Emerging Brands	30,475	24,508	5,967	24.3%
Lanier Apparel	—	10,060	(10,060)	(100.0)%
Corporate and Other	(2,936)	(6,315)	3,379	NM %
Consolidated gross profit	$458,526	$376,211	$82,315	21.9%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,737	$7,419
Lanier Apparel exit charges in cost of goods sold	$—	$(2,142)

	First Half
	Fiscal 2022	Fiscal 2021
Tommy Bahama	64.4%	64.3%
Lilly Pulitzer	70.2%	70.3%
Emerging Brands	49.4%	54.2%
Lanier Apparel	—%	49.0%
Corporate and Other	NM %	NM %
Consolidated gross margin	64.0%	63.3%

The increased gross profit of 22% was primarily due to the 21% increase in net sales as well as improved gross margin. The gross margin improvement was primarily due to (1) a change in sales mix resulting from the exit of Lanier Apparel, (2) a $4 million lower LIFO accounting charge in the First Half of Fiscal 2022 compared to the First Half of Fiscal 2021, and (3) improved initial product margins. These items were partially offset by (1) the impact of increased freight costs of $5 million, or 70 basis points, including rate increases impacting inbound products and e-commerce shipping costs as well as the increased utilization of air freight on inbound products and (2) the lack of a favorable adjustment of Lanier Apparel exit charges in cost of goods sold in the First Half of Fiscal 2022, after a $2 million benefit from Lanier Apparel exit charges in cost of goods sold in the First Half of Fiscal 2021. The First Half of Fiscal 2021 did not include as significantly elevated freight costs as the cost impact of supply chain disruptions were more dramatic starting in the Second Half of Fiscal 2021. Both the First Half of Fiscal 2022 and the First Half of Fiscal 2021 included a higher proportion of full-price selling, with lower levels of markdowns, discounts and promotions, than have been typical in prior years.

Tommy Bahama:

The comparable gross margin for Tommy Bahama included the impact of improved initial product margins and increased gross margin in wholesale operations offset by a higher proportion of Tommy Bahama direct to consumer sales occurring during periodic loyalty award card and Flip Side marketing events, increased freight costs and increased food costs in our restaurant business.

Lilly Pulitzer:

The comparable gross margin for Lilly Pulitzer included the impact of improved initial product margins and less inventory markdowns and off-price wholesale sales offset by increased freight costs and a greater proportion of e-commerce flash clearance sales.

Emerging Brands:

The lower gross margin for Emerging Brands was primarily due to more inventory markdowns and increased freight costs partially offset by a change in sales mix with direct to consumer sales representing a greater proportion of net sales and improved initial product margins.

Lanier Apparel:

We exited the Lanier Apparel business in Fiscal 2021 and thus there was no gross profit in the First Half of Fiscal 2022. The First Half of Fiscal 2021 included the gross profit impact of net sales as we were exiting the business, as well as a reduction in inventory markdowns associated with the exit of Lanier Apparel.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments and the gross profit of the Lyons, Georgia distribution center and Oxford America businesses. The primary driver for the improved gross profit was the $4 million lower LIFO accounting charge. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	First Half
	Fiscal 2022	Fiscal 2021	$ Change	% Change
SG&A	$320,547	$283,492	$37,055	13.1%
SG&A (as a % of net sales)	44.8%	47.7%
Notable items included in amounts above:
Lanier Apparel exit charges in SG&A	$—	$3,229

SG&A was $321 million in the First Half of Fiscal 2022 compared to SG&A of $283 million in the First Half of Fiscal 2021 reflecting significant SG&A leverage as sales grew at a rate higher than SG&A increased. The higher SG&A included (1) increased employment costs of $17 million, primarily due to increased head count, pay rate increases and other employment cost increases, primarily in our direct to consumer and distribution center operations, (2) a $7 million increase in advertising expense, (3) a $6 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (4) a $3 million increase in administrative expenses including professional fees, travel and other items, and (5) a $2 million increase in occupancy expense, including higher percentage rent expense.

Royalties and other operating income

	First Half
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Royalties and other operating income	$13,370	$10,170	$3,200	31.5%

Royalties and other operating income primarily consists of income received from third parties from the licensing of our brands. The increased royalties and other operating income in the First Half of Fiscal 2022 was due to increased royalty income in both Tommy Bahama and Lilly Pulitzer as well as income earned on our short-term investments.

Operating income (loss)

	First Half
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$111,524	$67,984	$43,540	64.0%
Lilly Pulitzer	47,670	45,728	1,942	4.2%
Emerging Brands	11,727	9,461	2,266	24.0%
Lanier Apparel	—	1,705	(1,705)	(100.0)%
Corporate and Other	(19,572)	(21,989)	2,417	NM %
Consolidated operating income	$151,349	$102,889	$48,460	47.1%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,737	$7,419
Lanier Apparel exit charges in cost of goods sold	$—	$(2,142)
Lanier Apparel exit charges in SG&A	$—	$3,229

Operating income was $151 million in the First Half of Fiscal 2022 compared to $103 million in the First Half of Fiscal 2021. The increased operating income was primarily due to higher net sales, gross margin and royalty income partially offset by increased SG&A. Operating income in each operating group, except for Lanier Apparel, increased in the First Half of Fiscal 2022 as compared to the First Half of Fiscal 2021. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Half
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$472,032	$365,531	$106,501	29.1%
Gross profit	$304,139	$234,908	$69,231	29.5%
Gross margin	64.4%	64.3%
Operating income	$111,524	$67,984	$43,540	64.0%
Operating income as % of net sales	23.6%	18.6%

The increased operating income for Tommy Bahama was primarily due to higher sales and royalty income partially offset by increased SG&A. The increased SG&A was primarily due to (1) $17 million of increased employment costs, including increased wages in retail and restaurant operations, (2) $6 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (3) a $3 million increase in advertising expense, and (4) a $2 million increase in occupancy expense.

Lilly Pulitzer:

	First Half
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$180,710	$160,909	$19,801	12.3%
Gross profit	$126,848	$113,050	$13,798	12.2%
Gross margin	70.2%	70.3%
Operating income	$47,670	$45,728	$1,942	4.2%
Operating income as % of net sales	26.4%	28.4%

The increased operating income for Lilly Pulitzer was primarily due to higher sales and royalty income partially offset by increased SG&A. The increased SG&A was primarily due to (1) $5 million of increased advertising expense, (2) $2 million of increased employment costs, (3) $2 million of variable expenses related to higher net sales including credit card transaction fees, supplies and other expenses, (4) $2 million of higher depreciation expense and (5) $1 million of professional and other fees, primarily related to various ongoing direct to consumer and brand initiatives.

Emerging Brands:

	First Half
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$61,676	$45,253	$16,423	36.3%
Gross profit	$30,475	$24,508	$5,967	24.3%
Gross margin	49.4%	54.2%
Operating income	$11,727	$9,461	$2,266	24.0%
Operating income as % of net sales	19.0%	20.9%

The increased operating income for Emerging Brands was due to higher net sales partially offset by increased SG&A and lower gross margin. The increased SG&A included (1) higher SG&A associated with the Southern Tide and TBBC retail store operations, including related employment costs and occupancy costs, (2) increased variable expenses resulting from increased sales and (3) higher advertising expense.

Lanier Apparel:

	First Half
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$—	$20,511	$(20,511)	(100.0)%
Gross profit	$—	$10,060	$(10,060)	(100.0)%
Gross margin	—%	49.0%
Operating income	$—	$1,705	$(1,705)	(100.0)%
Operating income as % of net sales	—%	8.3%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$—	$(2,142)
Lanier Apparel exit charges in SG&A	$—	$3,229

We exited the Lanier Apparel business in Fiscal 2021 and thus there was no operating income in the First Half of Fiscal 2022. The First Half of Fiscal 2021 included the operating income resulting from the net sales, cost of goods sold and SG&A as we were exiting the Lanier Apparel business, including the net impact related to Lanier Apparel exit charges.

Corporate and Other:

	First Half
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$1,593	$2,230	$(637)	(28.6)%
Gross profit	$(2,936)	$(6,315)	$3,379	NM	%
Operating loss	$(19,572)	$(21,989)	$2,417	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,737	$7,419

The improved operating results in Corporate and Other were primarily a result of a $4 million lower LIFO accounting charge. The favorable impact of LIFO accounting was partially offset by increased SG&A, which was primarily due to increased employment costs, professional fees and software license fees partially offset by a reduction in estimated provisions for preference payment exposure.

Interest expense, net

	First Half
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Interest expense, net	$516	$463	$53	11.4%

The comparable interest expense in the First Half of Fiscal 2022 and the First Half of Fiscal 2021 was primarily due to the absence of debt outstanding in either period. The interest expense in both periods primarily consisted of unused line fees and amortization of deferred financing fees associated with the U.S. Revolving Credit Agreement.

Income tax provision (benefit)

	First Half
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Income tax expense	$36,813	$22,498	$14,315	63.6%
Effective tax rate	24.4%	22.0%

Both the First Half of Fiscal 2022 and the First Half of Fiscal 2021 benefitted from the favorable impact of certain items that resulted in a lower tax rate than the more typical annual effective tax rate of approximately 25%. The income tax expense in both the First Half of Fiscal 2022 and the First Half of Fiscal 2021 included the benefit of the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions, the recognition of certain tax credit amounts and the vesting of restricted stock awards at a price higher than the grant date fair value. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes. Additionally, and more significantly, the income tax expense in the First Half of Fiscal 2021 included the benefit of a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts in the First Quarter of Fiscal 2021.

We expect our annual effective tax rate for Fiscal 2022 to be between 24% and 25%.

Net earnings

	First Half
	Fiscal 2022	Fiscal 2021
Net sales	$716,011	$594,434
Operating income	$151,349	$102,889
Net earnings	$114,020	$79,928
Net earnings per diluted share	$6.94	$4.75
Weighted average shares outstanding - diluted	16,430	16,825

Net earnings per diluted share were $6.94 in the First Half of Fiscal 2022 compared to $4.75 in the First Half of Fiscal 2021. The 46% increase in net earnings per diluted share was primarily due to a 43% increase in net earnings as well as 2% reduction in weighted average shares outstanding. The higher net earnings were primarily due to (1) increased net sales in our Tommy Bahama, Lilly Pulitzer and Emerging Brands operating groups, (2) higher gross margin and (3) higher royalty income. These favorable items were partially offset by (1) increased SG&A and (2) a higher effective tax rate.

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

Our primary uses of cash flow include the purchase of branded apparel products from third party contract manufacturers outside of the United States, as well as operating expenses, including employee compensation and benefits, operating lease commitments and other occupancy-related costs, marketing and advertising costs, information technology costs, distribution costs, other general and administrative expenses and the periodic payment of interest, if any. Additionally, we use our cash to fund capital expenditures and other investing activities, dividends, share repurchases and repayment of indebtedness, if any. In the ordinary course of business, we maintain certain levels of inventory, extend credit to our wholesale customers and pay our operating expenses. Thus, we require a certain amount of ongoing working capital to operate our business. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs depend on many factors including the results of our operations and cash flows, future growth rates, the need to finance inventory levels and the success of our various products.

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities, as well as our $186 million of cash, cash equivalents and short-term investments as of July 30, 2022, will provide sufficient cash over both the short and long term to satisfy our ongoing cash requirements and ample opportunity to continue to invest in our lifestyle brands, direct to consumer initiatives, information technology projects and other strategic initiatives. Also, if cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement, subject to its terms, which is described below.

Key Liquidity Measures

	July 30,	January 29,	July 31,	January 30,
($ in thousands)	2022	2022	2021	2021
Total current assets	$421,248	$400,335	$349,046	$258,316
Total current liabilities	$222,640	$226,166	$220,184	$196,252
Working capital	$198,608	$174,169	$128,862	$62,064
Working capital ratio	1.89	1.77	1.59	1.32

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of July 30, 2022, increased from July 31, 2021 primarily due to increased inventories of $58 million, as well as the $6 million net increase in cash and cash equivalents and short-term investments, the $5 million increase in prepaid expenses and other current assets and the $4 million increase in receivables. Current liabilities as of July 30, 2022 increased from July 31, 2021 primarily due to increased accounts payable of $15 million partially offset by reductions in current portion of operating lease liabilities of $5 million, accrued compensation of $5 million, and accrued expenses and other liabilities of $2 million. Changes in current assets and current liabilities are discussed below.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of July 30, 2022 as compared to July 31, 2021.

Current Assets:

	July 30,	January 29,	July 31,	January 30,
	2022	2022	2021	2021
Cash and cash equivalents	$31,269	$44,859	$180,389	$66,013
Short-term investments	154,754	164,890	—	—
Receivables, net	50,757	34,550	48,522	30,418
Inventories, net	135,483	117,709	77,330	123,543
Income tax receivable	19,743	19,728	18,085	17,975
Prepaid expenses and other current assets	29,242	18,599	24,720	20,367
Total current assets	$421,248	$400,335	$349,046	$258,316

Cash and cash equivalents and short-term investments were $186 million as of July 30, 2022 compared to $180 million as of July 31, 2021. The increase from July 31, 2021 of $6 million was primarily due to our strong cash flow from operations exceeding our cash paid for share repurchases, capital expenditures and dividends during the 12 month period.

The increase in receivables, net as of July 30, 2022 was primarily due to a reduction in estimated customer allowances and credit losses related to wholesale receivables. Inventories, net, which is net of a $74 million and $62 million LIFO reserve as of July 30, 2022 and July 31, 2021, respectively, increased to a more normalized level as of July 30, 2022. The increase was primarily due to planned increases in inventories resulting from the earlier receipt of inventory for the Fall 2022 season to mitigate supply chain risks, anticipated sales growth in each of our brands in Fiscal 2022 and increased product costs. Additionally, inventory levels in Fiscal 2021 were generally lower than optimal, when a stronger than anticipated rebound in consumer demand outpaced inventory purchases. These inventory increases were partially offset by (1) the impact of LIFO accounting, including the $13 million increase in the LIFO reserve primarily due to the impact of the inflationary environment on the LIFO reserve, and (2) the absence of inventory in Lanier Apparel, compared to $2 million of Lanier Apparel inventory as of July 31, 2021.

Income tax receivable primarily relates to the income tax receivable associated with tax returns for Fiscal 2020, which included the carry back of operating losses to offset taxable income from previous years. The increase in prepaid expenses and other current assets as of July 30, 2022 was primarily due to increased prepaid operating expenses, including more prepaid advertising.

Non-current Assets:

	July 30,	January 29,	July 31,	January 30,
	2022	2022	2021	2021
Property and equipment, net	$150,887	$152,447	$157,380	$159,732
Intangible assets, net	154,853	155,307	155,747	156,187
Goodwill	23,861	23,869	23,897	23,910
Operating lease assets	179,217	195,100	212,217	233,775
Other assets, net	27,136	30,584	33,462	33,714
Total non-current assets	$535,954	$557,307	$582,703	$607,318

Property and equipment, net as of July 30, 2022 decreased primarily due to depreciation expense exceeding capital expenditures during the 12 months ended July 30, 2022. Operating lease assets as of July 30, 2022 decreased primarily due to the recognition of amortization related to existing operating leases, the termination or reduced term of certain operating leases and the impairment of certain operating lease assets which exceeded the increased operating lease assets associated with new or extended operating leases. The decrease in other assets, net as of July 30, 2022 was primarily due to (1) a $3 million decrease in investment in unconsolidated entities due to the sale of our ownership interest in an unconsolidated entity in Fiscal 2021, (2) a decrease in assets set aside for potential deferred compensation obligations and (3) a reduction in certain deposit payments.

Liabilities:

	July 30,	January 29,	July 31,	January 30,
	2022	2022	2021	2021
Total current liabilities	$222,640	$226,166	$220,184	$196,252
Long-term debt	—	—	—	—
Non-current portion of operating lease liabilities	180,092	199,488	215,434	239,963
Other non-current liabilities	19,200	21,413	21,389	23,691
Deferred income taxes	1,254	2,911	1,043	—
Total liabilities	$423,186	$449,978	$458,050	$459,906

Current liabilities increased as of July 30, 2022 primarily due to increases in accounts payable, which was primarily due to increased payables associated with higher inventory in transit amounts. The increase in accounts payable was partially offset by reductions in (1) the current portion of operating lease liabilities, which was primarily due to substantially all of the COVID-related unpaid rent amounts included in the balance as of July 31, 2021, being paid or otherwise resolved as of July 30, 2022, (2) accrued compensation, which was primarily due to the decrease in accrued compensation amounts associated with the exit from Lanier Apparel as all amounts were paid during Fiscal 2021 and lower accrued bonus, and (3) accrued expenses and other current liabilities, including a decrease in accrued income taxes, sales tax, contingent consideration and other accruals partially offset by increased amounts for gift card liabilities, estimated returns and other accruals.

Non-current portion of operating lease liabilities as of July 30, 2022, decreased primarily due to the payment of operating lease liabilities and reductions in liabilities related to the termination or reduced term of certain operating leases, which exceeded operating lease liabilities associated with new or extended operating leases. Other non-current liabilities as of July 30, 2022 decreased primarily due to decreases in deferred compensation liabilities.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Half of Fiscal 2022 and the First Half of Fiscal 2021 (in thousands):

	First Half
	Fiscal 2022	Fiscal 2021
Cash provided by operating activities	$90,629	$148,985
Cash used in investing activities	(9,796)	(18,223)
Cash used in financing activities	(94,803)	(16,422)
Net change in cash and cash equivalents	$(13,970)	$114,340

Cash and cash equivalents and short-term investments, in the aggregate, were $186 million and $180 million at July 30, 2022 and July 31, 2021, respectively. The increase in the aggregate cash and short-term investments balance was primarily due to our strong cash flows from operations exceeding our cash paid for share repurchases, capital expenditures and dividends. Changes in cash flows in the First Half of Fiscal 2022 and the First Half of Fiscal 2021 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Half of Fiscal 2022 and the First Half of Fiscal 2021, operating activities provided $91 million and $149 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, equity-based compensation and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities. In the First Half of Fiscal 2022, changes in operating assets and liabilities had a net unfavorable impact on cash flow from operations, while in the First Half of Fiscal 2021 the changes in operating assets and liabilities had a net favorable impact on cash flow from operations. The significant favorable impact in the First Half of Fiscal 2021 was primarily due to the stronger than expected rebound in consumer demand outpacing inventory purchases, which resulted in lower than optimal inventory levels at July 31, 2021, and the conversion of Lanier Apparel working capital into cash during the exit of Lanier Apparel.

In the First Half of Fiscal 2022, the net change in operating assets and liabilities was primarily due to an increase in inventories, receivables and prepaid expenses, which decreased cash flow from operations. In the First Half of Fiscal 2021, the net change in operating assets and liabilities was primarily due to a decrease in inventories and an increase in current liabilities, which increased cash flow from operations, partially offset by an increase in receivables which decreased cash flow from operations.

Investing Activities:

In the First Half of Fiscal 2022 and the First Half of Fiscal 2021, investing activities used $10 million and $18 million of cash, respectively. During the First Half of Fiscal 2022, we converted $10 million of short-term investments into cash based on our short-term cash needs. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $20 million and $16 million in the First Half of Fiscal 2022 and the First Half of Fiscal 2021, respectively. In addition to our capital expenditures in the First Half of Fiscal 2022 and the First Half of Fiscal 2021, we also used certain amounts of cash, which are included in other investing activities, for investments in unconsolidated entities, including minority ownership interests or loans.

Our cash flow used in investing activities is expected to primarily consist of our capital expenditure investments in information technology initiatives, including e-commerce capabilities; direct to consumer operations, including opening, relocating and remodeling locations; and facilities enhancements for distribution centers and offices. Additionally, cash flow from investing activities will include amounts contributed to or received from our short-term investment accounts, if any.

Financing Activities:

In the First Half of Fiscal 2022 and the First Half of Fiscal 2021, financing activities used $95 million and $16 million of cash, respectively. During the First Half of Fiscal 2022, we used cash to repurchase $76 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and of equity awards in respect of employee tax withholding liabilities, to pay $18 million of dividends and to pay $2 million of contingent consideration for the final contingent consideration payment related to the TBBC acquisition, which is included in other financing activities. In the First Half of Fiscal 2021, we used cash flow from operations to pay $13 million of dividends, repurchase $3 million of shares, consisting of repurchased shares of equity awards in respect of employee tax withholding liabilities, and pay $1 million of contingent consideration, which is included in other financing activities.

Liquidity and Capital Resources

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities, as well as our $186 million of cash and short-term investments as of July 30, 2022, will provide sufficient cash flows over both the short and long term to satisfy our ongoing cash requirements and ample opportunity to continue to invest in our lifestyle brands, direct to consumer initiatives, information technology projects and other strategic initiatives. Our capital needs depend on many factors including the results of our operations and cash flows, future growth rates, the need to finance inventory levels and the success of our various products.

To the extent cash flow needs in the future exceed cash flow provided by our operations, as well as our cash and short-term investment amounts, we will have access, subject to its terms, to our $325 million U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any, and any other investing or financing activities. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for certain product purchases, which reduce the amounts available under our line of credit when issued and totaled $3 million as of July 30, 2022.

We did not have any borrowings outstanding under our U.S. Revolving Credit Agreement during the First Half of Fiscal 2022 or at any point during Fiscal 2021. As of July 30, 2022, we had $322 million of unused availability under our U.S. Revolving Credit Agreement. Considering both the $322 million of unused availability under our U.S. Revolving Credit Agreement and our cash, cash equivalents and short-term investments in excess of the amounts included in the borrowing base assets of $110 million, our total liquidity position totaled $432 million as of July 30, 2022.

Our cash, short-term investments and debt levels in future periods will not be comparable to historical amounts. Further, we continue to assess, and may possibly make changes to, our capital structure, including borrowings from additional credit facilities, sales of debt or equity securities or the repurchase of additional shares of our stock in the future. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the Second Quarter of Fiscal 2022 and as of July 30, 2022, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of July 30, 2022, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement. Refer to Note 5 of our consolidated financial statements included in our Fiscal 2021 Form 10-K for additional information regarding our U.S. Revolving Credit Agreement, including details about affirmative and negative covenants.

We anticipate that at the maturity of the U.S. Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.

Operating Lease Commitments:

Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of July 30, 2022.

Dividends:

On August 31, 2022, our Board of Directors approved a cash dividend of $0.55 per share payable on October 28, 2022 to shareholders of record as of the close of business on October 14, 2022. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of our U.S. Revolving Credit Agreement above and in Note 5 of our consolidated financial statements contained in our Fiscal 2021 Form 10-K.

Share Repurchases:

Refer to Note 6 in our unaudited condensed consolidated financial statements and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds included in this report for additional information about our share repurchases.

Capital Expenditures:

Our anticipated capital expenditures for Fiscal 2022, including the $20 million incurred in the First Half of Fiscal 2022, are expected to be approximately $50 million. Our ongoing capital expenditures primarily consist of costs associated with investments in information technology initiatives, including e-commerce capabilities; direct to consumer operations, including opening, relocating and remodeling locations; and facilities enhancements for distribution centers and offices. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in Fiscal 2022 and prior years depending on the investments we believe appropriate for that year to support future expansion of our businesses.

Other Liquidity Items:

Our contractual obligations as of July 30, 2022 have not changed materially from the contractual obligations outstanding at January 29, 2022, as disclosed in our Fiscal 2021 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2021 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the First Half of Fiscal 2022. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2021 Form 10-K.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has the lowest net sales and net earnings compared to other quarters. Further, the impact of the timing of certain unusual or non-recurring items, economic conditions, the timing of our e-commerce flash clearance sales, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items listed in the previous sentence and the COVID-19 pandemic’s more significant negative impact on the First Quarter of Fiscal 2021 than later quarters of Fiscal 2021, we do not believe that net sales or operating income by quarter in Fiscal 2021 are necessarily indicative of the expected proportion of amounts by quarter in Fiscal 2022 or future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2021 Form 10-K. There have not been any material changes in our exposure to these risks during the First Half of Fiscal 2022.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the Second Quarter of Fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. These actions may relate to trademark and other intellectual property, employee relations matters, real estate, licensing arrangements, importing or exporting regulations, product safety requirements, taxation or other topics. We are not currently a party to any litigation or regulatory action or aware of any proceedings contemplated by governmental authorities that we believe could reasonably be expected to have a material impact on our financial position, results of operations or cash flows. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of additional factors not presently known or determinations by judges, juries, or others which are not consistent with our evaluation of the possible liability or outcome of such litigation or claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the Second Quarter of Fiscal 2022, we did not make any unregistered sales of equity securities.
(c)	During the Second Quarter of Fiscal 2022, we repurchased the following shares of our common stock:

			Total Number of	Dollar Value
			Shares	(000s) of Shares
		Average	Purchased as	That May Yet be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased	Share	or Programs	Programs
May (5/1/22 - 5/28/22)	173,237	$85.30	173,237	$ 84,019
June (5/29/22 - 7/2/22)	118,992	$91.60	118,992	$ 73,123
July (7/3/22 - 7/30/22)	46,395	$89.14	46,395	$ 68,988
Total	338,624	$88.04	338,624	$ 68,988

As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2021, and in subsequent filings, on December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. Pursuant to the Board of Directors’ authorization we entered into a $100 million open market stock repurchase program (Rule 10b5-1 plan) to acquire shares of our stock, under which we repurchased:

●	91,000 shares of our stock for $8 million in the Fourth Quarter of Fiscal 2021;
●	491,000 shares of our stock for $43 million in the First Quarter of Fiscal 2022; and
●	339,000 shares of our stock for $30 million in the Second Quarter of Fiscal 2022, which are included in the table above.

After considering these repurchases, there was $19 million remaining under the open market repurchase program and $69 million remaining under the Board of Directors’ authorization as of July 30, 2022. Additionally, subsequent to

July 30, 2022, we repurchased an additional 50,000 shares of our common stock for $5 million under the open market repurchase program, resulting in $14 million remaining under the open market repurchase program as of September 1, 2022.

Also, we have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in our Fiscal 2021 Form 10-K, all of which are publicly announced plans. Under the plans we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the First Quarter of Fiscal 2022, we repurchased $3 million of shares from employees, with no such repurchases in the Second Quarter of Fiscal 2022.

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

September 2, 2022	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)