Form 10-Q
period 2022-10-29
OXFORD INDUSTRIES INC
filed 2022-12-08
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

or

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

As of December 2, 2022, there were 15,768,530 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the Third Quarter of Fiscal 2022

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by current inflationary pressures, rising interest rates or general economic uncertainty; acquisition activities (such as our recent acquisition of Johnny Was), including our ability to integrate key functions, recognize anticipated synergies and minimize related disruptions or distractions to our business as a result of these activities; the impact of the coronavirus (COVID-19) pandemic on our business, operations and financial results; supply chain disruptions; costs and availability of labor and freight deliveries; costs of products as well as the raw materials used in those products; energy costs; our ability to be more hyper-digital and respond to rapidly changing consumer expectations; the ability of business partners, including suppliers, vendors, licensees and landlords, to meet their obligations to us and/or continue our business relationship to the same degree in light of current or future staffing shortages, liquidity challenges and/or bankruptcy filings; retention of and disciplined execution by key management and other critical personnel; cybersecurity breaches and ransomware attacks, as well as our and our third party vendors’ ability to properly collect, use, manage and secure business, consumer and employee data; changes in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties; the timing of shipments requested by our wholesale customers; weather; fluctuations and volatility in global financial and/or real estate markets; the timing and cost of retail store and food and beverage location openings and remodels, technology implementations and other capital expenditures; store closures or other operating restrictions due to COVID-19, natural disaster or otherwise; expected outcomes of pending or potential litigation and regulatory actions; the increased consumer, employee and regulatory focus on climate change and environmental, social and governance issues; the regulation or prohibition of goods sourced, or containing raw materials or components, from certain regions and our ability to evidence compliance; access to capital and/or credit markets; factors that could affect our consolidated effective tax rate; the risk of impairment to goodwill and other intangible assets; and geopolitical risks, including those related to the war between Russia and Ukraine. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Fiscal 2021 Form 10-K, as updated in Part II, Item 1A. Risk Factors contained in this report, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Fiscal 2023	53 weeks ending February 3, 2024
Fiscal 2022	52 weeks ending January 28, 2023
Fiscal 2021	52 weeks ended January 29, 2022
Fiscal 2020	52 weeks ended January 30, 2021
Fourth Quarter Fiscal 2022	13 weeks ending January 28, 2023
Third Quarter Fiscal 2022	13 weeks ended October 29, 2022
Second Quarter Fiscal 2022	13 weeks ended July 30, 2022
First Quarter Fiscal 2022	13 weeks ended April 30, 2022
Fourth Quarter Fiscal 2021	13 weeks ended January 29, 2022
Third Quarter Fiscal 2021	13 weeks ended October 30, 2021
Second Quarter Fiscal 2021	13 weeks ended July 31, 2021
First Quarter Fiscal 2021	13 weeks ended May 1, 2021
First Half Fiscal 2022	26 weeks ended July 30, 2022
First Half Fiscal 2021	26 weeks ended July 31, 2021
Second Half Fiscal 2022	26 weeks ending January 28, 2023
Second Half Fiscal 2021	26 weeks ended January 29, 2022
First Nine Months Fiscal 2022	39 weeks ended October 29, 2022
First Nine Months Fiscal 2021	39 weeks ended October 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	October 29,	January 29,	October 30,
	2022	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$14,976	$44,859	$37,976
Short-term investments	—	164,890	150,036
Receivables, net	64,497	34,550	46,266
Inventories, net	171,639	117,709	90,981
Income tax receivable	19,740	19,728	18,085
Prepaid expenses and other current assets	28,643	18,599	23,609
Total Current Assets	$299,495	$400,335	$366,953
Property and equipment, net	173,391	152,447	156,672
Intangible assets, net	287,626	155,307	155,527
Goodwill	116,268	23,869	23,909
Operating lease assets	237,078	195,100	200,508
Other assets, net	26,459	30,584	29,234
Total Assets	$1,140,317	$957,642	$932,803
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$72,932	$80,753	$64,709
Accrued compensation	36,150	30,345	32,744
Current portion of operating lease liabilities	62,349	61,272	58,287
Accrued expenses and other liabilities	58,964	53,796	51,432
Total Current Liabilities	$230,395	$226,166	$207,172
Long-term debt	130,449	—	—
Non-current portion of operating lease liabilities	225,921	199,488	206,484
Other non-current liabilities	18,058	21,413	21,779
Deferred income taxes	2,455	2,911	1,899
Shareholders’ Equity
Common stock, $1.00 par value per share	15,815	16,805	16,891
Additional paid-in capital	169,063	163,156	160,421
Retained earnings	351,731	331,175	321,238
Accumulated other comprehensive loss	(3,570)	(3,472)	(3,081)
Total Shareholders’ Equity	$533,039	$507,664	$495,469
Total Liabilities and Shareholders’ Equity	$1,140,317	$957,642	$932,803

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Net sales	$313,033	$247,729	$1,029,044	$842,163
Cost of goods sold	115,339	95,191	372,824	313,414
Gross profit	$197,694	$152,538	$656,220	$528,749
SG&A	175,027	137,505	495,574	420,997
Royalties and other operating income	4,648	15,574	18,018	25,744
Operating income	$27,315	$30,607	$178,664	$133,496
Interest expense, net	698	222	1,214	685
Earnings before income taxes	$26,617	$30,385	$177,450	$132,811
Income tax expense	6,951	4,400	43,764	26,898
Net earnings	$19,666	$25,985	$133,686	$105,913

Net earnings per share:
Basic	$1.25	$1.56	$8.36	$6.37
Diluted	$1.22	$1.54	$8.19	$6.29
Weighted average shares outstanding:
Basic	15,740	16,649	15,992	16,627
Diluted	16,139	16,872	16,333	16,841
Dividends declared per share	$0.55	$0.42	$1.65	$1.21

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Net earnings	$19,666	$25,985	$133,686	$105,913
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(450)	654	(98)	583
Comprehensive income	$19,216	$26,639	$133,588	$106,496

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Nine Months
	Fiscal 2022	Fiscal 2021
Cash Flows From Operating Activities:
Net earnings	$133,686	$105,913
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	31,126	28,592
Amortization of intangible assets	2,322	660
Equity compensation expense	7,796	5,854
Gain on sale of investment in unconsolidated entity	—	(11,586)
Amortization of deferred financing costs	258	258
Change in fair value of contingent consideration	—	786
Deferred income taxes	(456)	3,115
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(21,230)	(14,341)
Inventories, net	(31,332)	32,544
Income tax receivable	(12)	(109)
Prepaid expenses and other current assets	(5,644)	(3,238)
Current liabilities	(23,271)	10,361
Other balance sheet changes	(6,988)	(1,724)
Cash provided by operating activities	$86,255	$157,085
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(263,656)	—
Purchases of property and equipment	(32,331)	(25,132)
Purchases of short-term investments	(70,000)	(150,000)
Proceeds from short-term investments	234,837	—
Proceeds from sale of investment in unconsolidated entity	—	14,586
Other investing activities	1,450	(2,000)
Cash used in investing activities	$(129,700)	$(162,546)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(45,262)	—
Proceeds from revolving credit arrangements	175,711	—
Repurchase of common stock	(86,804)	—
Proceeds from issuance of common stock	1,263	1,044
Repurchase of equity awards for employee tax withholding liabilities	(3,166)	(2,983)
Cash dividends paid	(26,572)	(20,447)
Other financing activities	(2,010)	(749)
Cash provided by (used in) financing activities	$13,160	$(23,135)
Net change in cash and cash equivalents	$(30,285)	$(28,596)
Effect of foreign currency translation on cash and cash equivalents	402	559
Cash and cash equivalents at the beginning of year	44,859	66,013
Cash and cash equivalents at the end of period	$14,976	$37,976

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

THIRD QUARTER OF FISCAL 2022

1.    Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year due to the seasonality of our business, as well as the acquisition of Johnny Was during the Third Quarter of Fiscal 2022.

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

On September 19, 2022, we acquired the Johnny Was® lifestyle apparel brand and its related assets and operations, which is discussed in further detail in Note 7 of these unaudited condensed consolidated financial statements. Also, in Fiscal 2021, we exited our Lanier Apparel business, as discussed in Note 11 of our consolidated financial statements of our Fiscal 2021 Form 10-K. Johnny Was in Fiscal 2022 and Lanier Apparel in Fiscal 2021 are each disclosed as separate operating groups in Note 2 of these unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards Applicable to Future Periods

Recent accounting pronouncements pending adoption are either not applicable or not expected to have a material impact on our consolidated financial statements.

Recent Macroeconomic Conditions

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations in recent years. In Fiscal 2021, the economic environment improved significantly with a rebound in retail traffic starting in March 2021 and other improvements as the year progressed, although certain stores were closed for portions of Fiscal 2021, particularly in the First Quarter of Fiscal 2021. This exceptionally strong consumer demand, along with the strength of our brands, resulted in record earnings for us during Fiscal 2021 and the First Nine Months of Fiscal 2022. The strong earnings in recent periods are despite certain challenges in the retail apparel market, including labor shortages, supply chain disruptions and product and operating cost increases in Fiscal 2021 and Fiscal 2022. We, as well as others in our industry, have increased prices to attempt to offset inflationary pressures.

There can be no assurance that the strong consumer demand of Fiscal 2021 and Fiscal 2022 will continue for our business or the broader retail apparel market. There remains significant uncertainty in the macroeconomic environment as to the impact of changing consumer discretionary spending habits, recent supply chain and other business disruptions, ongoing operating cost increases and other inflationary pressures, rising interest rates, the duration and severity of the pandemic and general economic conditions. Thus, the ultimate impact of these items on our business remains uncertain at this time.

2.    Operating Group Information:   We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. With our acquisition of Johnny Was on September 19, 2022, our business is organized as our Tommy Bahama, Lilly Pulitzer, Johnny Was and Emerging Brands operating groups. Results for periods prior to Fiscal 2022 also include the Lanier Apparel operating group, which we exited in Fiscal 2021.

Tommy Bahama, Lilly Pulitzer and Johnny Was each design, source, market and distribute apparel and related products bearing their respective trademarks and may license their trademarks for other product categories. The Emerging Brands operating group, which was organized in Fiscal 2022, consists of the operations of our smaller, earlier stage Southern Tide, TBBC and Duck Head brands. In prior years, Southern Tide was reported as a separate operating group, while both TBBC and Duck Head were included in Corporate and Other. All prior year amounts have been restated to conform to the current year presentation.

Each of the smaller brands included in Emerging Brands designs, sources, markets and distributes apparel and related products bearing its respective trademarks and is supported by Oxford’s emerging brands team that provides certain support functions to the smaller brands, including marketing and advertising execution, customer relationship management and analysis and other functions. The shared resources provide for operating efficiencies and enhanced knowledge sharing across our smaller brands.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales, any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments, and the operations of our Lyons, Georgia distribution center and our Oxford America business, which we exited in Fiscal 2022.

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Third Quarter		First Nine Months
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Net sales
Tommy Bahama	$178,645	$148,454	$650,677	$513,985
Lilly Pulitzer	84,053	72,157	264,763	233,066
Johnny Was (1)	22,661	—	22,661	—
Emerging Brands	26,912	22,082	88,588	67,336
Lanier Apparel	—	4,232	—	24,743
Corporate and Other	762	804	2,355	3,033
Consolidated net sales	$313,033	$247,729	$1,029,044	$842,163

Depreciation and amortization
Tommy Bahama	$6,576	$6,895	$20,110	$20,801
Lilly Pulitzer	3,288	2,445	9,384	6,833
Johnny Was (1)	2,184	—	2,184	—
Emerging Brands	391	324	1,143	955
Lanier Apparel	—	27	—	88
Corporate and Other	197	186	627	575
Consolidated depreciation and amortization	$12,636	$9,877	$33,448	$29,252

Operating income (loss)
Tommy Bahama	$18,984	$5,531	$130,508	$73,515
Lilly Pulitzer	12,688	15,985	60,358	61,713
Johnny Was (1)	117	—	117	—
Emerging Brands	3,729	4,103	15,456	13,565
Lanier Apparel	—	348	—	2,053
Corporate and Other	(8,203)	4,640	(27,775)	(17,350)
Consolidated operating income	27,315	30,607	$178,664	$133,496
Interest expense, net	698	222	1,214	685
Earnings before income taxes	$26,617	$30,385	$177,450	$132,811

	October 29, 2022	January 29, 2022	October 30, 2021
Assets
Tommy Bahama (2)	$544,947	$531,678	$531,534
Lilly Pulitzer (3)	192,609	176,757	173,104
Johnny Was (4)	350,212	—	—
Emerging Brands (5)	83,280	66,825	54,532
Lanier Apparel (6)	—	207	3,261
Corporate and Other (7)	(30,731)	182,175	170,372
Consolidated Total Assets	$1,140,317	$957,642	$932,803
(1)	Amount included for Johnny Was represents the post-acquisition period only.
(2)	Increase in Tommy Bahama total assets from October 30, 2021 includes increases in inventories and receivables partially offset by reductions in non-current assets, including operating lease assets and property and equipment.
(3)	Increase in Lilly Pulitzer total assets from October 30, 2021 includes increases in inventories and property and equipment partially offset by reductions in operating lease assets.
(4)	The Johnny Was business was acquired on September 19, 2022.
(5)	Increase in Emerging Brands total assets from October 30, 2021 includes increases in inventories and non-current assets, including operating lease assets and property and equipment.
(6)	Decrease in Lanier Apparel total assets from October 30, 2021 is due to the exit of the Lanier Apparel business during Fiscal 2021.

(7)	Decrease in Corporate and Other total assets from October 30, 2021 includes reductions in short-term investments, cash and cash equivalents, which were used to fund a portion of the acquisition purchase price for Johnny Was, and reductions in inventories, which was primarily due to the change in the LIFO reserve, and reductions in other non-current assets.

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each quarter or nine month period presented, except that the amounts included for Johnny Was represent the post-acquisition period only. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	Third Quarter Fiscal 2022
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$178,645	44%	20%	13%	23%	—%
Lilly Pulitzer	84,053	27%	62%	—%	11%	—%
Johnny Was (1)	22,661	38%	41%	—%	21%	—%
Emerging Brands	26,912	5%	40%	—%	55%	—%
Lanier Apparel	—	—%	—%	—%	—%	—%
Corporate and Other	762	—%	—%	—%	47%	53%
Total	$313,033	36%	34%	7%	22%	—%

	Third Quarter Fiscal 2021
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$148,454	47%	22%	13%	18%	—%
Lilly Pulitzer	72,157	31%	58%	—%	11%	—%
Johnny Was	—	—%	—%	—	—%	—%
Emerging Brands	22,082	4%	34%	—%	62%	—%
Lanier Apparel	4,232	—%	—%	—%	100%	—%
Corporate and Other	804	—%	—%	—%	67%	33%
Total	$247,729	37%	33%	8%	21%	—%

	First Nine Months 2022
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$650,677	46%	23%	12%	19%	—%
Lilly Pulitzer	264,763	34%	49%	—%	17%	—%
Johnny Was (1)	22,661	38%	41%	—%	21%	—%
Emerging Brands	88,588	5%	39%	—%	56%	—%
Lanier Apparel	—	—%	—%	—%	—%	—%
Corporate and Other	2,355	—%	—%	—%	50%	50%
Consolidated net sales	$1,029,044	39%	31%	8%	21%	—%

	First Nine Months 2021
	Net Sales	Retail	E‑commerce	Restaurant	Wholesale	Other
Tommy Bahama	$513,985	46%	24%	14%	16%	—%
Lilly Pulitzer	233,066	35%	48%	—%	17%	—%
Johnny Was	—	—%	—%	—%	—%	—%
Emerging Brands	67,336	4%	37%	—%	59%	—%
Lanier Apparel	24,743	—%	—%	—%	100%	—%
Corporate and Other	3,033	—%	—%	—%	65%	35%
Consolidated net sales	$842,163	38%	31%	8%	22%	—%

(1)	Amount included for Johnny Was represents the period from September 19, 2022 through October 29, 2022 only.

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

The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	Third Quarter		First Nine Months
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Retail	$112,344	$92,579	$402,400	$319,493
E-commerce	107,756	82,402	323,045	261,393
Restaurant	23,157	19,748	81,333	70,784
Wholesale	69,292	52,658	220,707	189,133
Other	484	342	1,559	1,360
Net sales	$313,033	$247,729	$1,029,044	$842,163

An estimated sales return liability of $9 million, $11 million and $7 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of October 29, 2022, January 29, 2022 and October 30, 2021, respectively. As of October 29, 2022, January 29, 2022 and October 30, 2021, prepaid expenses and other current assets included $4 million, $4 million and $3 million, respectively, representing the estimated value of inventory for expected direct to consumer and wholesale sales returns.

Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of October 29, 2022, January 29, 2022 and October 30, 2021, reserve balances recorded as a reduction to receivables related to these items were $5 million, $3 million and $5 million, respectively. As of October 29, 2022, January 29, 2022 and October 30, 2021, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $1 million and $2 million, respectively. In both the First Nine Months of Fiscal 2022 and the First Nine Months of Fiscal 2021, provisions for credit losses expense included in our consolidated statement of operations and the write-offs of credit losses were less than $1 million.

Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheet and totaled $17 million, $16 million and $14 million as of October 29, 2022, January 29, 2022, and October 30, 2021, respectively.

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

For the First Nine Months of Fiscal 2022 operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset, was $43 million and variable lease expense was $31 million, resulting in total lease expense of $75 million compared to $70 million of total lease expense in the First Nine Months of Fiscal 2021. Cash paid for lease amounts included in the measurement of operating lease liabilities in the

First Nine Months of Fiscal 2022 was $53 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Nine Months of Fiscal 2021 was $53 million.

As of October 29, 2022, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2022	$15,300
2023	79,865
2024	63,653
2025	47,707
2026	40,493
2027	27,146
After 2027	52,525
Total lease payments	$326,689
Less: Difference between discounted and undiscounted lease payments	38,419
Present value of lease liabilities	$288,270

5.    Income Taxes: Our effective income tax rate for the Third Quarter of Fiscal 2022 was 26.1% while our effective income tax rate for the Third Quarter of Fiscal 2021 was 14.5%. Our effective income tax rate for the First Nine Months of Fiscal 2022 was 24.7% while our effective income tax rate for the First Nine Months of Fiscal 2021 was 20.3%. The effective tax rate for both the First Nine Months of Fiscal 2022 and the First Nine Months of Fiscal 2021 benefitted from certain favorable items that resulted in a lower tax rate than a more typical annual effective tax rate of approximately 25% to 26%.

The income tax expense in both the First Nine Months of Fiscal 2022 and the First Nine Months of Fiscal 2021 included the benefit of the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions, the recognition of certain tax credit amounts and the vesting of restricted stock awards at a price higher than the grant date fair value. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes. Additionally, and more significantly, the income tax expense in the First Nine Months of Fiscal 2021 included the benefit of a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts in the First Quarter of Fiscal 2021 and the utilization of benefits associated with certain capital losses to substantially offset the gain recognized on the sale of an unconsolidated entity in the Third Quarter of Fiscal 2021.

6.    Shareholders’ Equity: In the First Nine Months of Fiscal 2022, we repurchased 976,000 shares of our common stock for $87 million under our $100 million open market stock repurchase program after repurchasing 91,000 shares for $8 million in the Fourth Quarter of Fiscal 2021. These repurchases resulted in $5 million remaining under the existing open market repurchase program and $55 million remaining under our existing Board of Directors’ authorization as of October 29, 2022. Additionally, subsequent to October 29, 2022, we repurchased an additional 47,000 shares of our common stock for $5 million under the open market repurchase program resulting in no amounts remaining under the open market repurchase program as of December 8, 2022.

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

	Fiscal 2021
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 30, 2021	$16,889	$156,508	$235,995	$(3,664)	$405,728
Comprehensive income	—	—	28,468	391	28,859
Shares issued under equity plans	39	283	—	—	322
Compensation expense for equity awards	—	2,227	—	—	2,227
Repurchase of shares	(34)	(2,949)	—	—	(2,983)
Dividends declared	—	—	(6,252)	—	(6,252)
May 1, 2021	$16,894	$156,069	$258,211	$(3,273)	$427,901
Comprehensive income	—	—	51,460	(462)	50,998
Shares issued under equity plans	1	341	—	—	342
Compensation expense for equity awards	—	1,673	—	—	1,673
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(7,215)	—	(7,215)
July 31, 2021	$16,895	$158,083	$302,456	$(3,735)	$473,699
Comprehensive income	—	—	25,985	654	26,639
Shares issued under equity plans	(4)	386	—	—	382
Compensation expense for equity awards	—	1,952	—	—	1,952
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(7,203)	—	(7,203)
October 30, 2021	$16,891	$160,421	$321,238	$(3,081)	$495,469
Comprehensive income	—	—	25,408	(391)	25,017
Shares issued under equity plans	5	401	—	—	406
Compensation expense for equity awards	—	2,334	—	—	2,334
Repurchase of shares	(91)	—	(8,268)	—	(8,359)
Dividends declared	—	—	(7,203)	—	(7,203)
January 29, 2022	$16,805	$163,156	$331,175	$(3,472)	$507,664

	First Nine Months Fiscal 2022
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 29, 2022	$16,805	$163,156	$331,175	$(3,472)	$507,664
Comprehensive income	—	—	57,408	477	57,885
Shares issued under equity plans	5	387	—	—	392
Compensation expense for equity awards	—	2,725	—	—	2,725
Repurchase of shares	(526)	(3,131)	(42,375)	—	(46,032)
Dividends declared	—	—	(9,214)	—	(9,214)
April 30, 2022	$16,284	$163,137	$336,994	$(2,995)	$513,420
Comprehensive income	—	—	56,612	(125)	56,487
Shares issued under equity plans	15	475	—	—	490
Compensation expense for equity awards	—	2,527	—	—	2,527
Repurchase of shares	(339)	—	(29,475)	—	(29,814)
Dividends declared	—	—	(9,094)	—	(9,094)
July 30, 2022	$15,960	$166,139	$355,037	$(3,120)	$534,016
Comprehensive income	—	—	19,666	(450)	19,216
Shares issued under equity plans	1	379	—	—	380
Compensation expense for equity awards		2,545	—	—	2,545
Repurchase of shares	(146)	—	(13,977)	—	(14,123)
Dividends declared	—	—	(8,995)	—	(8,995)
October 29, 2022	$15,815	$169,063	$351,731	$(3,570)	$533,039

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

7.    Business Combinations: On September 19, 2022, we acquired 100% of the ownership interests in JW Holdings, LLC and its subsidiaries (collectively “Johnny Was”). Johnny Was owns the Johnny Was California lifestyle brand and its related operations including the design, sourcing, marketing and distribution of collections of affordable luxury, artisan-inspired bohemian apparel, accessories and home goods. Johnny Was products are sold through the Johnny Was website and retail stores as well as select department stores and specialty stores. Information about the operating results of Johnny Was from the acquisition date through the end of the fiscal quarter are included in the operating group information included in Note 2.

The purchase price for the acquisition of Johnny Was totaled $270 million in cash, subject to adjustment based on net working capital as of the closing date of the acquisition. After giving effect to the preliminary estimated working capital adjustment, which we expect to finalize near the end of the fiscal year, the purchase price paid at closing was $271 million, including acquired cash of $7 million. We used cash and short-term investments on hand and borrowings under our Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”) to fund the transaction. There are no contingent consideration arrangements associated with this transaction. Transaction and integration costs related to this acquisition, which primarily consist of representation and warranty insurance, integration costs, due diligence costs, legal fees and other costs, total approximately $3 million as of October 29, 2022 and are included in SG&A in our consolidated statements of operations in the First Nine Months of Fiscal 2022. These costs are included in Corporate and Other in Note 2. We may incur additional integration costs in future periods.

Our allocation of the purchase price to the estimated fair values of the acquired assets and liabilities, including intangible assets, customer relationships, operating lease amounts, property and equipment, working capital amounts and other amounts, is preliminary. The allocation of purchase price will be revised during the one year allocation period, as appropriate, as we obtain new information about the fair values of these assets and liabilities as of the acquisition date and finalize our valuation estimates. Changes in future periods to the amounts allocated to the various assets and liabilities could be material. The following table summarizes our preliminary allocation of the purchase price for the Johnny Was acquisition (in thousands):

Johnny Was acquisition
Cash and cash equivalents	$7,288
Receivables	10,258
Inventories (1)	23,283
Prepaid expenses	4,417
Property and equipment	21,212
Intangible assets	134,640
Goodwill	92,457
Operating lease assets	54,485
Other non-current assets	656
Accounts payable, accrued expenses and other liabilities	(30,743)
Non-current portion of operating lease liabilities	(47,009)
Purchase price	$270,944
(1)	Includes a preliminary estimate for the step-up of acquired inventory from cost to fair value of $4 million pursuant to the purchase method of accounting. This step-up amount will be recognized in cost of goods sold as the acquired inventory is sold, including $1 million recognized in our consolidated statement of operations in the Third Quarter of Fiscal 2022. The remainder of the step-up is expected to be recognized in the Fourth Quarter of Fiscal 2022.

Goodwill, which is expected be deductible for federal income tax purposes, represents the amount by which the cost to acquire Johnny Was exceeds the fair value of individual acquired assets less liabilities of the business at acquisition. Intangible assets allocated in connection with our preliminary purchase price allocation consisted of the following (in thousands):

		Johnny Was
	Useful life	acquisition
Finite lived intangible assets acquired, primarily consisting of customer relationships	8 - 13 years	$56,740
Trade names and trademarks	Indefinite	77,900
		$134,640

The consolidated pro forma information presented below (in thousands, except per share data) gives effect to the September 19, 2022 acquisition of Johnny Was as if the acquisition had occurred as of the beginning of Fiscal 2021. The information presented below is for illustrative purposes only, is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of Fiscal 2021 and is not intended to be a projection of future results of operations. The consolidated pro forma information has been prepared from the Johnny Was and our historical statements of operations for the periods presented, including without limitation, purchase accounting adjustments, but excluding any seller specific management/advisory or similar expenses and any synergies or operating cost reductions that may be achieved from the combined operations in the future.

	Third Quarter		First Nine Months
	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Net sales	$344,058	$294,416	$1,163,889	$976,718
Earnings before income taxes	$36,085	$33,424	$198,341	$135,889
Net earnings	$26,767	$28,264	$149,354	$108,221
Earnings per share:
Basic	$1.70	$1.70	$9.34	$6.51
Diluted	$1.66	$1.68	$9.14	$6.43

The Third Quarter of Fiscal 2022 and the First Nine Months of Fiscal 2022, as well as the Third Quarter of Fiscal 2021, pro forma information above includes amortization of acquired intangible assets, but excludes the transaction expenses associated with the transaction and the incremental cost of goods sold associated with the step-up of inventory at acquisition that will be recognized by us in our Fiscal 2022 consolidated statement of operations. The

First Nine Months of Fiscal 2021 pro forma information above includes amortization of acquired intangible assets, transaction expenses and integration costs associated with the transaction and incremental cost of goods sold associated with the step-up of inventory at acquisition. Additionally, the pro forma adjustments for each period prior to the date of acquisition reflect an estimate of incremental interest expense associated with additional borrowings and income tax expense that would have been incurred subsequent to the acquisition.

We believe that the acquisition of Johnny Was further advances our strategic goal of owning a diversified portfolio of lifestyle brands. The acquisition provides strategic benefits through growth opportunities and further diversification of our business.

8.    Debt: As of October 29, 2022, January 29, 2022 and October 30, 2021, we had $130 million, $0 million and $0 million outstanding under our U.S. Revolving Credit Agreement, with the increase in borrowings primarily due to the acquisition of Johnny Was as discussed above. As of October 29, 2022, January 29, 2022 and October 30, 2021, we had $160 million, $322 million and $322 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings. The details of our U.S. Revolving Credit Agreement, which matures in July 2024, are described in Note 5 to our consolidated financial statements included in our Fiscal 2021 Form 10-K.

9.    Subsequent Event: On November 14, 2022, we invested $8 million for a minority ownership interest in the Miramonte Resort & Spa in Indian Wells, California. The property will be converted into the Tommy Bahama Miramonte Resort & Spa, with an anticipated completion date in late 2023. A national commercial and hospitality real estate company and its subsidiaries are the property manager and development project manager. Additionally, we entered into a licensing agreement pursuant to which we will earn certain royalty payments based on the revenues of the Tommy Bahama Miramonte Resort & Spa.

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

OVERVIEW

Business Overview

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer, Johnny Was, Southern Tide, TBBC and Duck Head lifestyle brands.

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

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations in recent years and accelerated or exacerbated many of the changes in the industry. In Fiscal 2021, the economic environment improved significantly with a rebound in retail traffic starting in March 2021 and other improvements as the year progressed, although certain stores were closed for portions of Fiscal 2021, particularly in the First Quarter of Fiscal 2021. This exceptionally strong consumer demand, along with the strength of our brands, resulted in record earnings for us during Fiscal 2021 and the First Nine Months of Fiscal 2022. The strong earnings in recent periods are despite certain challenges in the retail apparel market, including labor shortages, supply chain disruptions and product and operating cost increases in Fiscal 2021 and Fiscal 2022. We, as well as others in our industry, have increased prices to attempt to offset inflationary pressures.

There can be no assurance that the strong consumer demand of Fiscal 2021 and Fiscal 2022 will continue for our business or the broader retail apparel market. There remains significant uncertainty in the macroeconomic environment as to the impact of changing consumer discretionary spending habits, recent supply chain and other business disruptions, ongoing operating cost increase and other inflationary pressures, rising interest rates, the duration and severity of the pandemic and general economic conditions. Thus, the ultimate impact of these items on our business remains uncertain at this time.

Johnny Was Acquisition

On September 19, 2022, we acquired the Johnny Was California lifestyle brand and related operations, which includes the design, sourcing, marketing and distribution of collections of affordable luxury, artisan-inspired bohemian apparel, accessories and home goods. Johnny Was products are sold through the Johnny Was website and retail stores as well as select department stores and specialty stores.

The purchase price for the acquisition of Johnny Was totaled $270 million in cash, subject to adjustment based on net working capital as of the closing date of the acquisition. After giving effect to the preliminary estimated working capital adjustment, the purchase price paid at closing was $271 million. We used cash and short-term investments on hand and borrowings under our U.S. Revolving Credit Agreement to finance the transaction. Refer to Note 7 included in the unaudited condensed consolidated financial statements included in this report for additional information about the acquisition of Johnny Was.

In the 12 months ended October 29, 2022, the Johnny Was business generated approximately $209 million of net sales. On an annual basis, we anticipate that gross margins, excluding the impact of any inventory step-up charges related to purchase accounting, will be approximately 65% and earnings before interest and taxes, excluding the impact of any inventory step-up charges and amortization of intangible assets, which have not been finalized at this time as we have not completed our assessment and allocation of fair value of the acquired assets and liabilities, will be in the mid to high teen percentage of net sales. We expect that the business will continue to grow as each channel of distribution grows. During the 12 months ended October 2022, e-commerce, retail and wholesale represented 41%, 34% and 25%, respectively, of the net sales of Johnny Was.

The financial information included in the results of operations discussion below for the Third Quarter of Fiscal 2022 and the First Nine Months of Fiscal 2022, includes the six weeks from the September 19, 2022 acquisition through the October 29, 2022 quarter end only. Therefore, the amounts included in the results of operations below are not indicative of results for a full quarter or a nine month period.

Lanier Apparel Exit

In Fiscal 2021, we exited our Lanier Apparel business, a business which had been focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic. The operating results of the Lanier Apparel business in Fiscal 2021 largely reflect activities associated with the ongoing wind down of operations following the 2020 announcement that we would be exiting the business. In Fiscal 2021, Lanier Apparel’s net sales were $25 million and represented 2% of our consolidated net sales. We do not expect any future net sales, operations or charges for Lanier Apparel. Refer to Note 11 in our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2021 Form 10-K for additional information about the Lanier Apparel exit.

Key Operating Results:

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Nine Months of Fiscal 2022 compared to the First Nine Months of Fiscal 2021:

	First Nine Months
	Fiscal 2022	Fiscal 2021
Net sales	$1,029,044	$842,163
Operating income	$178,664	$133,496
Net earnings	$133,686	$105,913
Net earnings per diluted share	$8.19	$6.29
Weighted average shares outstanding - diluted	16,333	16,841

Net earnings per diluted share were $8.19 in the First Nine Months of Fiscal 2022 compared to $6.29 in the First Nine Months of Fiscal 2021. The 30% increase in net earnings per diluted share was primarily due to a 26% increase in net earnings as well as a 3% reduction in weighted average shares outstanding due to our share repurchase program which commenced in the Fourth Quarter of Fiscal 2021. The higher net earnings were primarily due to higher operating income in Tommy Bahama partially offset by (1) the First Nine Months of Fiscal 2021 including a $12 million gain on sale of investment in an unconsolidated entity and (2) a higher effective tax rate in the First Nine Months of Fiscal 2022.

STORE COUNT

The table below provides information about the number of direct to consumer locations for our brands as of the dates specified. For acquired brands, locations are only included subsequent to the date of acquisition. The amounts below include our permanent locations and exclude any pop-up or temporary store locations which have an initial lease term of 12 months or less.

	October 29,	January 29,	October 30,	January 30,
	2022	2022	2021	2021
Tommy Bahama retail stores	102	102	103	105
Tommy Bahama retail-restaurant locations	21	21	21	20
Tommy Bahama outlets	35	35	35	35
Total Tommy Bahama locations	158	158	159	160
Lilly Pulitzer retail stores	59	58	59	59
Johnny Was retail stores	64	—	—	—
Johnny Was outlets	2	—	—	—
Total Johnny Was locations	66	—	—	—
Southern Tide retail stores	5	4	4	3
TBBC retail stores	2	1	—	—
Total Oxford locations	290	221	222	222

On September 28, 2022, Hurricane Ian made landfall in Southwest Florida. The hurricane resulted in store closures at many of our Florida direct to consumer locations for a few days that week and caused significant property damage across the region. Substantially all of our direct to consumer locations returned to normal operating hours shortly after the hurricane. However, two of our locations in Naples, Florida, including a retail-restaurant location, suffered significantly greater damage as a result of the hurricane, resulting in those locations being closed for a longer period. Both of these locations reopened in November 2022. We estimate that the impact of the hurricane on our net sales during the Third Quarter of Fiscal 2022 was approximately $3 million. While all of our direct to consumer locations have reopened, due to the significant damage to the region and the potential impact on tourism, consumer demand and retail traffic, there remains uncertainty about the ultimate impact of Hurricane Ian on our business during the next few months.

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2022 COMPARED TO THIRD QUARTER OF FISCAL 2021

The discussion and tables below compare our statements of operations for the Third Quarter of Fiscal 2022 to the Third Quarter of Fiscal 2021. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

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

	Third Quarter
	Fiscal 2022		Fiscal 2021		$ Change	% Change

Net sales	$313,033	100.0%	$247,729	100.0%	$65,304	26.4%
Cost of goods sold	115,339	36.8%	95,191	38.4%	20,148	21.2%
Gross profit	$197,694	63.2%	$152,538	61.6%	$45,156	29.6%
SG&A	175,027	55.9%	137,505	55.5%	37,522	27.3%
Royalties and other operating income	4,648	1.5%	15,574	6.3%	(10,926)	(70.2)%
Operating income	$27,315	8.7%	$30,607	12.4%	$(3,292)	(10.8)%
Interest expense, net	698	0.2%	222	0.1%	476	214.4%
Earnings before income taxes	$26,617	8.5%	$30,385	12.3%	$(3,768)	(12.4)%
Income tax expense	6,951	2.2%	4,400	1.8%	2,551	58.0%
Net earnings	$19,666	6.3%	$25,985	10.5%	$(6,319)	(24.3)%
Net earnings per diluted share	$1.22		$1.54		$(0.32)	(20.8)%
Weighted average shares outstanding - diluted	16,139		16,872		(733)	(4.3)%

Net Sales

	Third Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$178,645	$148,454	$30,191	20.3%
Lilly Pulitzer	84,053	72,157	11,896	16.5%
Johnny Was	22,661	—	22,661	100.0%
Emerging Brands	26,912	22,082	4,830	21.9%
Lanier Apparel	—	4,232	(4,232)	(100.0)%
Corporate and Other	762	804	(42)	(5.2)%
Consolidated net sales	$313,033	$247,729	$65,304	26.4%

Consolidated net sales were $313 million in the Third Quarter of Fiscal 2022 compared to net sales of $248 million in the Third Quarter of Fiscal 2021, with an increase in each brand and channel of distribution. The 26% increase in net sales included double-digit percentage increases in each of our Tommy Bahama, Lilly Pulitzer and Emerging Brands operating groups as well as $23 million of sales for Johnny Was, which was acquired during the Third Quarter of Fiscal 2022. These increases were partially offset by a $4 million decrease in sales for Lanier Apparel, which we exited in Fiscal 2021. The higher net sales were due to a combination of increased volume as well as price increases, which were implemented in order to mitigate increased product and other costs. The Third Quarter of Fiscal 2022 included the unfavorable impact of Hurricane Ian in Southwest Florida, which we estimate reduced our net sales by approximately $3 million.

The increase in net sales by distribution channel consisted of the following:

●	an increase in full-price retail sales of $18 million, or 22%, including (1) a 12% aggregate increase in full-price retail sales in Tommy Bahama, Lilly Pulitzer and Emerging Brands driven primarily by increased consumer traffic and average dollars per transaction partially offset by lower conversion rates, and (2) $8 million of full-price retail sales in Johnny Was;
●	an increase in full-price e-commerce sales of $17 million, or 26%, including (1) $9 million of full-price e-commerce sales in Johnny Was and (2) a 12% aggregate increase in e-commerce sales in Tommy Bahama, Lilly Pulitzer and Emerging Brands;
●	an increase in wholesale sales of $17 million, or 32%, with this increase primarily due to higher order books as wholesale accounts increased their buys for Fiscal 2022 compared to Fiscal 2021, with $5 million of wholesale sales for Johnny Was in the Third Quarter of Fiscal 2022 largely offset by $4 million of wholesale sales for Lanier Apparel in the Third Quarter of Fiscal 2021;
●	an increase in e-commerce flash clearance sales of $9 million, or 45%;
●	an increase in restaurant sales of $3 million, or 17%; and
●	an increase in outlet sales of $2 million, or 15%.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	Third Quarter
	Fiscal 2022	Fiscal 2021
Retail	36%	37%
E-commerce	34%	33%
Restaurant	7%	8%
Wholesale	22%	21%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $30 million, or 20%, in the Third Quarter of Fiscal 2022, with an increase in each channel of distribution. The increase in net sales in Tommy Bahama included increases in (1) wholesale sales of $14 million, or 53%, with this increase primarily due to higher order books as wholesale accounts increased their buys for Fiscal 2022 compared to Fiscal 2021, (2) full-price retail sales of $8 million, or 14%, (3) restaurant sales of $3 million, or 17%, with high single-digit percentage increases in locations open the full quarter of both periods as well as increased sales at the New York and Palm Desert locations, which were not open the full quarter in the Third Quarter of Fiscal 2021, (4) e-commerce sales of $3 million, or 9%, and (5) outlet sales of $2 million, or 14%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Third Quarter
	Fiscal 2022	Fiscal 2021
Retail	44%	47%
E-commerce	20%	22%
Restaurant	13%	13%
Wholesale	23%	18%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $12 million, or 16%, in the Third Quarter of Fiscal 2022, with an increase in each channel of distribution. The increase in net sales in Lilly Pulitzer included increases in (1) e-commerce flash clearance sales of $9 million, or 45%, as Lilly Pulitzer had increased levels of inventory available for the e-commerce flash clearance sales in Fiscal 2022 after having more limited end of season inventory in Fiscal 2021, (2) wholesale sales of $1 million, or 16%, (3) full-price e-commerce sales of $1 million, or 5%, and (4) retail sales of $1 million, or 4%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Third Quarter
	Fiscal 2022	Fiscal 2021
Retail	27%	31%
E-commerce	62%	58%
Wholesale	11%	11%
Total	100%	100%

Johnny Was:

Johnny Was net sales were $23 million in the six weeks following the September 19, 2022 acquisition through the end of the quarter. During the six-week period, e-commerce, retail and wholesale sales were 41%, 38% and 21% of the net sales of Johnny Was. As the net sales are for less than half the fiscal quarter, the percentage of net sales by distribution channel are not indicative of the proportion of net sales for the full Third Quarter of Fiscal 2022 or any other fiscal quarter.

Emerging Brands:

Emerging Brands net sales increased $5 million, or 22%, in the Third Quarter of Fiscal 2022, with an increase in each of the TBBC, Duck Head and Southern Tide businesses comprising Emerging Brands. By brand, the increase in net sales included increases in (1) TBBC of $4 million, or 50%, (2) Duck Head of $1 million, or 57%, and (3) Southern Tide of $0 million, or 2%. By distribution channel, the $5 million increase included increases of (1) $3 million, or 44%, in e-commerce, (2) $1 million, or 8%, in wholesale, and (3) $0 million, or 46%, in the Southern Tide and TBBC retail businesses, as those brands continue to open new retail locations. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	Third Quarter
	Fiscal 2022	Fiscal 2021
Retail	5%	4%
E-commerce	40%	34%
Wholesale	55%	62%
Total	100%	100%

Lanier Apparel:

There were no Lanier Apparel net sales in the Third Quarter of Fiscal 2022, compared to $4 million of net sales in the Third Quarter of Fiscal 2021.

Corporate and Other:

Corporate and Other net sales primarily consist of net sales of our Lyons, Georgia distribution center business as well as our Oxford America business, which we exited in Fiscal 2022.

Gross Profit

The tables below present gross profit by operating group and in total for the Third Quarter of Fiscal 2022 and the Third Quarter of Fiscal 2021, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Third Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$115,641	$91,773	$23,868	26.0%
Lilly Pulitzer	52,993	48,668	4,325	8.9%
Johnny Was	14,597	—	14,597	100.0%
Emerging Brands	13,426	11,770	1,656	14.1%
Lanier Apparel	—	2,195	(2,195)	(100.0)%
Corporate and Other	1,037	(1,868)	2,905	NM %
Consolidated gross profit	$197,694	$152,538	$45,156	29.6%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(650)	$2,197
Inventory step-up charge included in Johnny Was	$1,376	$—
Lanier Apparel exit charges in cost of goods sold	$—	$(684)

	Third Quarter
	Fiscal 2022	Fiscal 2021
Tommy Bahama	64.7%	61.8%
Lilly Pulitzer	63.0%	67.4%
Johnny Was	64.4%	—%
Emerging Brands	49.9%	53.3%
Lanier Apparel	—%	51.9%
Corporate and Other	NM %	NM %
Consolidated gross margin	63.2%	61.6%

The increased gross profit of 30% was primarily due to the 26% increase in net sales as well as increased consolidated gross margin. The higher gross margin included (1) lower freight costs of $5 million, or 175 basis points, after incurring $6 million, or 270 basis points of incremental freight costs in the Third Quarter of Fiscal 2021, (2) a $3 million lower LIFO accounting charge in the Third Quarter of Fiscal 2022 compared to the Third Quarter of Fiscal 2021, (3) improved initial product margins, as certain sales prices were increased more than the increased product costs, and (4) the lack of any Lanier Apparel sales, which had lower gross margins than our branded businesses. These items were partially offset by (1) the impact of the Lilly Pulitzer e-commerce flash sale, which represented a larger proportion of net sales and had lower gross margins in the Third Quarter of Fiscal 2022, (2) the $1 million inventory step up charge related to the Johnny Was acquisition in the Third Quarter of Fiscal 2022, and (3) the lack of a favorable adjustment of Lanier Apparel exit charges in cost of goods sold after a $1 million favorable adjustment of Lanier Apparel exit charges in cost of goods sold in the Third Quarter of Fiscal 2021.

In the Third Quarter of Fiscal 2021, freight costs increased significantly from prior periods, including rate increases for both ocean and air shipments as well as the increased utilization of air freight on inbound products as we navigated our need for inventory and the supply chain challenges. The increased inbound freight rates, which have moderated somewhat from the peak, have continued into Fiscal 2022. However, our use of air freight has decreased as we have placed seasonal inventory purchases on an earlier timeline to reduce the risk of late delivery of our products. These factors resulted in a significant negative impact on our gross margin during the Second Half of Fiscal 2021, but not as significant of a negative impact on our gross margin in the Second Half of Fiscal 2022. In Fiscal 2022 freight costs are still elevated by approximately 50 to 100 basis points as compared to pre-pandemic levels.

Tommy Bahama:

The higher gross margin for Tommy Bahama was primarily due to reduced freight costs in the Third Quarter of Fiscal 2022, after significantly higher freight costs were incurred in the Third Quarter of Fiscal 2021, as well as improved initial product margins. These items were partially offset by a change in sales mix with wholesale sales representing a higher proportion of net sales in the Third Quarter of Fiscal 2022.

Lilly Pulitzer:

The lower gross margin for Lilly Pulitzer was primarily due to (1) a change in sales mix with e-commerce flash clearance sales, which typically have gross margins in the low 40% range, representing a larger proportion of net sales and (2) lower gross margins on the e-commerce flash clearance sales, as the gross margin achieved in the Third Quarter of Fiscal 2021 was higher than typical due to less end of season inventory available in Fiscal 2021. This was partially offset by lower freight costs and improved initial product margins.

Johnny Was:

The Johnny Was gross profit and gross margin for the six weeks following the September 19, 2022 acquisition through the end of the quarter was unfavorably impacted by the $1 million of incremental cost of goods sold resulting from the charge related to the step up of inventory to fair value at acquisition. Thus, we do not believe the gross profit or gross margin is indicative of the gross profit or gross margin for the Third Quarter of Fiscal 2022 or any other fiscal quarter for Johnny Was. On an annual basis, with no impact of inventory step-up charges, Johnny Was gross margins have historically been and are expected to be approximately 65%, after conforming to our accounting policy of classifying outbound freight charges in cost of goods sold rather than SG&A.

Emerging Brands:

The lower gross margin for Emerging Brands was primarily due to more inventory markdowns and increased freight costs partially offset by a change in sales mix with direct to consumer sales representing a greater proportion of net sales.

Lanier Apparel:

There was no gross profit for Lanier Apparel in the Third Quarter of Fiscal 2022. The Third Quarter of Fiscal 2021 for Lanier Apparel included the gross profit impact of net sales as we were exiting the business, as well as a reduction in inventory markdowns associated with the exit of Lanier Apparel.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments and the gross profit of the Lyons, Georgia distribution center and Oxford America businesses. The primary driver for the improved gross profit was the $3 million lower LIFO accounting charge. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	Third Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
SG&A	$175,027	$137,505	$37,522	27.3%
SG&A (as a % of net sales)	55.9%	55.5%
Notable items included in amounts above:
Tommy Bahama lease termination charge	$—	$4,850
Amortization of Johnny Was intangible assets	$1,641	$—
TBBC change in fair value of contingent consideration	$—	$786
Lanier Apparel exit charges in SG&A	$—	$559
Transaction expenses and integration costs associated with the Johnny Was acquisition included in Corporate and Other	$2,783	$—

SG&A was $175 million in the Third Quarter of Fiscal 2022 compared to SG&A of $138 million in the Third Quarter of Fiscal 2021, with approximately $14 million of the increase due to the SG&A of Johnny Was. The 27% increase in SG&A in the Third Quarter of Fiscal 2022 included the following, each of which reflects increases due to the acquisition of Johnny Was: (1) increased employment costs of $17 million, primarily due to increased head count, pay rate increases and other employment cost increases, particularly in our direct to consumer and distribution center operations, (2) a $7 million increase in advertising expense, (3) a $5 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (4) a $5 million increase in occupancy expenses, including increases in base rent amounts, percentage rent, occupancy related operating costs and other items, (5) $3 million of charges related to transaction expenses and integration costs associated with the Johnny Was acquisition, (6) a $3 million increase in administrative expenses including professional fees, travel and other items, (7) a $2 million increase in amortization of intangible assets and (8) a $1 million increase in depreciation expense. These items were partially offset by the absence of $5 million of Tommy Bahama lease termination charges, $1 million of TBBC change in fair value of contingent consideration and $1 million of Lanier Apparel exit charges in the Third Quarter of Fiscal 2022.

Royalties and other operating income

	Third Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Royalties and other operating income	$4,648	$15,574	$(10,926)	(70.2)%
Notable items included in amounts above:
Gain on sale of investment in unconsolidated entity	$—	$(11,586)

Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands, but the Third Quarter of Fiscal 2021 also included a $12 million gain on sale of investment in unconsolidated entity. Royalty income in the Third Quarter of Fiscal 2022 increased primarily due to increased royalty income in both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	Third Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$18,984	$5,531	$13,453	243.2%
Lilly Pulitzer	12,688	15,985	(3,297)	(20.6)%
Johnny Was	117	—	117	100.0%
Emerging Brands	3,729	4,103	(374)	(9.1)%
Lanier Apparel	—	348	(348)	(100.0)%
Corporate and Other	(8,203)	4,640	(12,843)	NM %
Consolidated operating income	$27,315	$30,607	$(3,292)	(10.8)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(650)	$2,197
Inventory step-up charge included in Johnny Was	$1,376	$—
Lanier Apparel exit charges in cost of goods sold	$—	$(684)
Tommy Bahama lease termination charge	$—	$4,850
Amortization of Johnny Was intangible assets	$1,641	$—
TBBC change in fair value of contingent consideration	$—	$786
Lanier Apparel exit charges in SG&A	$—	$559
Transaction expenses and integration costs associated with the Johnny Was acquisition included in Corporate and Other	$2,783	$—
Gain on sale of investment in unconsolidated entity	$—	$(11,586)

Operating income was $27 million in the Third Quarter of Fiscal 2022 compared to $31 million in the Third Quarter of Fiscal 2021. The decreased operating income was primarily due to the Third Quarter of Fiscal 2021 including a gain on sale of an investment in an unconsolidated entity, with no such gain in the Third Quarter of Fiscal 2022, and lower operating income in Lilly Pulitzer. These items were partially offset by higher operating income in Tommy Bahama. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Third Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$178,645	$148,454	$30,191	20.3%
Gross profit	$115,641	$91,773	$23,868	26.0%
Gross margin	64.7%	61.8%
Operating income	$18,984	$5,531	$13,453	243.2%
Operating income as % of net sales	10.6%	3.7%
Notable items included in amounts above:
Tommy Bahama lease termination charge	$—	$4,850

The increased operating income for Tommy Bahama was due to higher sales, gross margin and royalty income partially offset by increased SG&A. The increased SG&A was primarily due to (1) $9 million of increased employment costs, with the majority of the increase in retail and restaurant operations, (2) a $2 million increase in occupancy expenses including increases in base rent amounts, percentage rent, occupancy related operating costs and other items, (3) $2 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, and (4) a $2 million increase in advertising expense. These SG&A increases were partially offset by the absence of $5 million of Tommy Bahama lease termination charges in the Third Quarter of Fiscal 2022.

Lilly Pulitzer:

	Third Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$84,053	$72,157	$11,896	16.5%
Gross profit	$52,993	$48,668	$4,325	8.9%
Gross margin	63.0%	67.4%
Operating income	$12,688	$15,985	$(3,297)	(20.6)%
Operating income as % of net sales	15.1%	22.2%

The decreased operating income for Lilly Pulitzer was due to increased SG&A and lower gross margin partially offset by higher sales and royalty income. The increased SG&A was primarily due to (1) $2 million of increased advertising expense, (2) $2 million of increased employment costs, (3) $1 million of increased variable expenses resulting from the higher net sales, and (4) $1 million of higher depreciation expense.

Johnny Was:

	Third Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$22,661	$—	$22,661	100.0%
Gross profit	$14,597	$—	$14,597	100.0%
Gross margin	64.4%	—%
Operating income	$117	$—	$117	100.0%
Operating income as % of net sales	0.5%	—%
Notable items included in amounts above:
Inventory step-up charge included in Johnny Was	$1,376	$—
Amortization of Johnny Was intangible assets	$1,641	$—

Johnny Was operating income in the six weeks following the September 19, 2022 acquisition through the end of the quarter was negatively impacted by $1 million of charges related to inventory step-up charges and $2 million of amortization of intangible assets. As the operating results are for less than half the fiscal quarter, the operating results are not necessarily indicative of the Johnny Was operating results of the Third Quarter of Fiscal 2022.

Emerging Brands:

	Third Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$26,912	$22,082	$4,830	21.9%
Gross profit	$13,426	$11,770	$1,656	14.1%
Gross margin	49.9%	53.3%
Operating income	$3,729	$4,103	$(374)	(9.1)%
Operating income as % of net sales	13.9%	18.6%

Notable items included in amounts above:
TBBC change in fair value of contingent consideration	$—	$786

The decreased operating income for Emerging Brands was due to increased SG&A and lower gross margin partially offset by higher net sales. The increased SG&A included (1) higher SG&A associated with the Southern Tide and TBBC retail store operations, including related employment costs and occupancy costs, (2) increased variable expenses resulting from increased sales, (3) higher advertising expense and (4) increased administrative expenses associated with the Emerging Brands businesses. These increases in SG&A were partially offset by the lack of a TBBC change in fair value of contingent consideration in the Third Quarter of Fiscal 2022 after incurring a $1 million charge for TBBC change in fair value of contingent consideration in the Third Quarter of Fiscal 2021.

Lanier Apparel:

	Third Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$—	$4,232	$(4,232)	(100.0)%
Gross profit	$—	$2,195	$(2,195)	(100.0)%
Gross margin	—%	51.9%
Operating income	$—	$348	$(348)	(100.0)%
Operating income as % of net sales	—%	8.2%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$-	$(684)
Lanier Apparel exit charges in SG&A	$-	$559

There was no operating income for Lanier Apparel in the Third Quarter of Fiscal 2022. The Third Quarter of Fiscal 2021 for Lanier Apparel included the operating income resulting from the net sales, cost of goods sold and SG&A as we were exiting the Lanier Apparel business, including the net impact related to Lanier Apparel exit charges.

Corporate and Other:

	Third Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$762	$804	$(42)	(5.2)%
Gross profit	$1,037	$(1,868)	$2,905	NM	%
Operating loss	$(8,203)	$4,640	$(12,843)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(650)	$2,197
Transaction expenses and integration costs associated with the Johnny Was acquisition	$2,783	$—
Gain on sale of investment in unconsolidated entity	$—	$(11,586)

The lower operating results in Corporate and Other were primarily a result of (1) the Third Quarter of Fiscal 2021 including a $12 million gain on sale of an investment in an unconsolidated entity, (2) $3 million of transaction expenses and integration costs associated with the Johnny Was acquisition and (3) increased SG&A, including increased employment costs. The impact of these items were partially offset by a $3 million favorable impact from LIFO accounting.

Interest expense, net

	Third Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Interest expense, net	$698	$222	$476	214.4%

The higher interest expense in the Third Quarter of Fiscal 2022 was primarily due to borrowings pursuant to our U.S. Revolving Credit Agreement to fund a portion of the acquisition of Johnny Was, while there was no debt outstanding in the Third Quarter of Fiscal 2021. The interest expense for the Third Quarter of Fiscal 2021 primarily consisted of unused line fees and amortization of deferred financing fees associated with the U.S. Revolving Credit Agreement.

Income tax provision

	Third Quarter
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Income tax expense	$6,951	$4,400	$2,551	58.0%
Effective tax rate	26.1%	14.5%

The Third Quarter of Fiscal 2021 benefitted from the utilization of benefits associated with certain capital losses to substantially offset the gain recognized on the sale of an unconsolidated entity in the Third Quarter of Fiscal 2021, resulting in the effective tax rate during the Third Quarter of Fiscal 2021 being unusually low. Further, due to the lower earnings during the third quarter as compared to our other fiscal quarters, certain discrete or other items recognized in the third quarter may have a more pronounced impact resulting in the effective tax rate of the third quarter not being indicative of the effective tax rate for the full fiscal year. We expect our annual effective tax rate for Fiscal 2022 to be between 24% and 25%.

Net earnings

	Third Quarter
	Fiscal 2022	Fiscal 2021
Net sales	$313,033	$247,729
Operating income	$27,315	$30,607
Net earnings	$19,666	$25,985
Net earnings per diluted share	$1.22	$1.54
Weighted average shares outstanding - diluted	16,139	16,872

Net earnings per diluted share were $1.22 in the Third Quarter of Fiscal 2022 compared to $1.54 in the Third Quarter of Fiscal 2021. The decreased net earnings per diluted share was primarily due to (1) the Third Quarter of Fiscal 2021 including a gain on sale of an investment in an unconsolidated entity in Corporate and Other, (2) lower operating income in Lilly Pulitzer and (3) a higher effective tax rate. These items were partially offset by higher operating income in Tommy Bahama.

FIRST NINE MONTHS OF FISCAL 2022 COMPARED TO FIRST NINE MONTHS OF FISCAL 2021

The discussion and tables below compare our statements of operations for the First Nine Months of Fiscal 2022 to the First Nine Months of Fiscal 2021. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

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

	First Nine Months
	Fiscal 2022		Fiscal 2021		$ Change	% Change
Net sales	$1,029,044	100.0%	$842,163	100.0%	$186,881	22.2%
Cost of goods sold	372,824	36.2%	313,414	37.2%	59,410	19.0%
Gross profit	$656,220	63.8%	$528,749	62.8%	$127,471	24.1%
SG&A	495,574	48.2%	420,997	50.0%	74,577	17.7%
Royalties and other operating income	18,018	1.8%	25,744	3.1%	(7,726)	(30.0)%
Operating income	$178,664	17.4%	$133,496	15.9%	$45,168	33.8%
Interest expense, net	1,214	0.1%	685	0.1%	529	77.2%
Earnings before income taxes	$177,450	17.2%	$132,811	15.8%	$44,639	33.6%
Income tax expense	43,764	4.3%	26,898	3.2%	16,866	62.7%
Net earnings	$133,686	13.0%	$105,913	12.6%	$27,773	26.2%
Net earnings per diluted share	$8.19		$6.29		$1.90	30.2%
Weighted average shares outstanding - diluted	16,333		16,841		(508)	(3.0)%

Net Sales

	First Nine Months
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$650,677	$513,985	$136,692	26.6%
Lilly Pulitzer	264,763	233,066	31,697	13.6%
Johnny Was	22,661	—	22,661	100.0%
Emerging Brands	88,588	67,336	21,252	31.6%
Lanier Apparel	—	24,743	(24,743)	(100.0)%
Corporate and Other	2,355	3,033	(678)	(22.4)%
Consolidated net sales	$1,029,044	$842,163	$186,881	22.2%

Consolidated net sales were $1,029 million in the First Nine Months of Fiscal 2022 compared to net sales of $842 million in the First Nine Months of Fiscal 2021. The 22% increase in net sales included double-digit percentage increases in each of our Tommy Bahama, Lilly Pulitzer, and Emerging Brands operating groups as well as $23 million of sales for Johnny Was, which was acquired during the Third Quarter of Fiscal 2022. These increases were partially offset by a $25 million decrease in sales for Lanier Apparel, which we exited in Fiscal 2021. In the First Nine Months of Fiscal 2021, and particularly in the First Quarter of Fiscal 2021, consumer traffic and our operations had only partially rebounded from the impacts of the COVID-19 pandemic as we still had certain store closures and operating restrictions in certain regions, wholesale customer demand was still soft and most of the consumer traffic improvement occurred after the First Quarter of Fiscal 2021. The higher net sales were due to a combination of increased volume as well as price increases, which were implemented in order to mitigate increased product and other costs.

The increase in net sales by distribution channel consisted of the following:

●	an increase in full-price retail sales of $76 million, or 27%, including (1) a 24% aggregate increase in full-price retail sales in Tommy Bahama, Lilly Pulitzer and Emerging Brands driven primarily by increased consumer traffic and average dollars per transaction partially offset by lower conversion rates, and (2) $8 million of full-price retail sales in Johnny Was;
●	an increase in full-price e-commerce sales of $45 million, or 19%, including (1) a 15% aggregate increase in e-commerce sales in Tommy Bahama, Lilly Pulitzer and Emerging Brands and (2) $9 million of full-price e-commerce sales in Johnny Was;
●	an increase in wholesale sales of $32 million, or 17%, with this increase primarily due to (1) higher order books as wholesale accounts in Tommy Bahama, Lilly Pulitzer and Emerging Brands increased their buys for Fiscal 2022 compared to Fiscal 2021 and (2) $5 million of wholesale sales for Johnny Was offset by a reduction of $25 million of wholesale sales for Lanier Apparel, with no sales in the First Nine Months of Fiscal 2022;
●	an increase in e-commerce flash clearance sales of $16 million, or 86%;
●	an increase in restaurant sales of $11 million, or 15%; and
●	an increase in outlet sales of $7 million, or 18%.

The following table presents the proportion of our consolidated net sales, including the net sales of Johnny Was and Lanier Apparel, by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Nine Months
	Fiscal 2022	Fiscal 2021
Retail	39%	38%
E-commerce	31%	31%
Restaurant	8%	8%
Wholesale	21%	22%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $137 million, or 27%, in the First Nine Months of Fiscal 2022, with an increase in each channel of distribution. The increase in net sales in Tommy Bahama included increases in (1) full-price retail sales of $56 million, or 29%, (2) wholesale sales of $37 million, or 44%, (3) e-commerce sales of $26 million, or 21%, (4) restaurant sales of $11 million, or 15%, with low double-digit percentage increases in locations open the full quarter of both periods as well as increased sales at the New York and Palm Desert locations, which were not open the full quarter in the Third Quarter of Fiscal 2021, and (5) outlet sales of $7 million, or 17%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Nine Months
	Fiscal 2022	Fiscal 2021
Retail	46%	46%
E-commerce	23%	24%
Restaurant	12%	14%
Wholesale	19%	16%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $32 million, or 14%, in the First Nine Months of Fiscal 2022, with an increase in each channel of distribution. The increase in net sales in Lilly Pulitzer included increases in (1) e-commerce flash clearance sales of $16 million, or 86%, as Lilly Pulitzer had increased levels of inventory available for the e-commerce flash clearance sales in Fiscal 2022 after having more limited end of season inventory in Fiscal 2021, (2) retail sales of $9 million, or 11%, (3) wholesale sales of $6 million, or 15%, with higher full-price sales and lower off-price sales and (4) full-price e-commerce sales of $1 million, or 1%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Nine Months
	Fiscal 2022	Fiscal 2021
Retail	34%	35%
E-commerce	49%	48%
Wholesale	17%	17%
Total	100%	100%

Johnny Was:

Johnny Was net sales were $23 million in the six weeks following the September 19, 2022 acquisition through the end of the quarter. During the six-week period ecommerce, retail and wholesale sales were 41%, 38% and 21% of the net sales. As the net sales are for less than half of one fiscal quarter, the percentage of net sales by distribution channel are not indicative of the proportion of net sales that are typical for the nine month period ended October 29, 2022.

Emerging Brands:

Emerging Brands net sales increased $21 million, or 32%, in the First Nine Months of Fiscal 2022, with an increase in each of the TBBC, Southern Tide and Duck Head businesses comprising Emerging Brands. By brand, the increase in net sales included increases in (1) TBBC of $12 million, or 59%, to $31 million, (2) Southern Tide of $7 million, or 17%, to $51 million, and (3) Duck Head of $2 million, or 51%, to $7 million. By distribution channel, the $21 million increase included increases of (1) $10 million, or 40%, in e-commerce, (2) $9 million, or 24%, in wholesale, and (3) $2 million, or 69%, in the Southern Tide and TBBC retail businesses, as those brands continue to open new retail locations. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Nine Months
	Fiscal 2022	Fiscal 2021
Retail	5%	4%
E-commerce	39%	37%
Wholesale	56%	59%
Total	100%	100%

Lanier Apparel:

There were no Lanier Apparel net sales in the First Nine Months of Fiscal 2022, compared to $25 million of net sales in the First Nine Months of Fiscal 2021.

Corporate and Other:

Corporate and Other net sales primarily consist of net sales of our Lyons, Georgia distribution center business as well as our Oxford America business, which we exited in Fiscal 2022. The decrease in net sales was primarily due to lower sales in Oxford America.

Gross Profit

The tables below present gross profit by operating group and in total for the First Nine Months of Fiscal 2022 and the First Nine Months of Fiscal 2021, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Nine Months
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$419,781	$326,681	$93,100	28.5%
Lilly Pulitzer	179,841	161,718	18,123	11.2%
Johnny Was	14,597	—	14,597	100.0%
Emerging Brands	43,901	36,278	7,623	21.0%
Lanier Apparel	—	12,255	(12,255)	(100.0)%
Corporate and Other	(1,900)	(8,183)	6,283	NM %
Consolidated gross profit	$656,220	$528,749	$127,471	24.1%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,087	$9,616
Inventory step-up charge included in Johnny Was	$1,376	$—
Lanier Apparel exit charges in cost of goods sold	$—	$(2,826)

	First Nine Months
	Fiscal 2022	Fiscal 2021
Tommy Bahama	64.5%	63.6%
Lilly Pulitzer	67.9%	69.4%
Johnny Was	64.4%	—%
Emerging Brands	49.6%	53.9%
Lanier Apparel	—%	49.5%
Corporate and Other	NM %	NM %
Consolidated gross margin	63.8%	62.8%

The increased gross profit of 24% was primarily due to the 22% increase in net sales as well as increased consolidated gross margin. The higher gross margin included (1) a $7 million lower LIFO accounting charge in the First Nine Months of Fiscal 2022 compared to the First Nine Months of Fiscal 2021, (2) the lack of any Lanier Apparel sales, which had lower gross margins than our branded businesses, (3) improved initial product margins, as certain sales prices were increased more than the increased product costs, and (4) lower freight costs of $1 million, after incurring approximately 100 basis points of incremental freight costs in the First Nine Months of Fiscal 2021. These items were partially offset by (1) the impact of the Lilly Pulitzer e-commerce flash sale, which represented a larger proportion of net sales and had lower gross margins in the First Nine Months of Fiscal 2022, (2) the lack of a favorable adjustment of Lanier Apparel exit charges in cost of goods sold after a $3 million favorable adjustment of Lanier Apparel exit charges in cost of goods sold in the First Nine Months of Fiscal 2021 and (3) the $1 million inventory step up charge related to the Johnny Was acquisition in the Third Quarter of Fiscal 2022.

In the Third Quarter of Fiscal 2021, freight costs increased significantly from prior periods, including rate increases for both ocean and air shipments as well as the increased utilization of air freight on inbound products as we navigated our need for inventory and the supply chain challenges. The increased inbound freight rates, which have moderated somewhat from the peak, have continued into Fiscal 2022. However, our use of air freight has decreased as we have placed seasonal inventory purchases on an earlier timeline to reduce the risk of late delivery of our products. These factors resulted in a significant negative impact on our gross margin during the Second Half of Fiscal 2021, but not as significant of a negative impact on our gross margin in the Second Half of Fiscal 2022. In Fiscal 2022 freight costs are still elevated by approximately 50 to 100 basis points as compared to pre-pandemic levels.

Tommy Bahama:

The higher gross margin for Tommy Bahama was primarily due to reduced freight costs in the First Nine Months of Fiscal 2022, after significantly higher freight costs were incurred in the Third Quarter of Fiscal 2021, as well as improved initial product margins. These items were partially offset by (1) a change in sales mix with wholesale sales representing a higher proportion of net sales, (2) the impact of a higher proportion of Tommy Bahama direct to consumer sales occurring during periodic Friends and Family, loyalty award card, Flip Side marketing or end of season clearance events, and (3) increased food costs in our food and beverage business.

Lilly Pulitzer:

The lower gross margin for Lilly Pulitzer was primarily due to (1) a change in sales mix with e-commerce flash clearance sales, which typically have gross margins in the low 40% range, representing a larger proportion of net sales and (2) lower gross margins on the e-commerce flash clearance sales, as the gross margin achieved in the Third Quarter of Fiscal 2021 was higher than typical e-commerce flash clearance sales gross margins due to less end of season inventory available in Fiscal 2021. This was partially offset by lower freight costs and improved initial product margins.

Johnny Was:

The Johnny Was gross profit and gross margin for the six weeks following the September 19, 2022 acquisition through the end of the quarter was unfavorably impacted by $1 million of incremental cost of goods sold resulting from the charge related to the step up of inventory to fair value at acquisition. Thus, we do not believe the gross profit or gross margin in the six week period is indicative of the gross profit or gross margin for the First Nine Months of Fiscal 2022 or any other fiscal period for Johnny Was. On an annual basis, with no impact of inventory step-up charges, Johnny Was gross margins have historically been and are expected to be approximately 65%, after conforming to our accounting policy of classifying outbound freight charges in cost of goods sold rather than SG&A.

Emerging Brands:

The lower gross margin for Emerging Brands was primarily due to more inventory markdowns and increased freight costs partially offset by a change in sales mix with direct to consumer sales representing a greater proportion of net sales.

Lanier Apparel:

There was no gross profit for Lanier Apparel in the First Nine Months of Fiscal 2022. The First Nine Months of Fiscal 2021 for Lanier Apparel included the gross profit impact of net sales as we were exiting the business, as well as a reduction in inventory markdowns associated with the exit of Lanier Apparel.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments and the gross profit of the Lyons, Georgia distribution center and Oxford America businesses. The primary driver for the improved gross profit was the $7 million lower LIFO accounting charge. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	First Nine Months
	Fiscal 2022	Fiscal 2021	$ Change	% Change
SG&A	$495,574	$420,997	$74,577	17.7%
SG&A (as a % of net sales)	48.2%	50.0%
Notable items included in amounts above:
Tommy Bahama lease termination charge	$—	$4,850
Amortization of Johnny Was intangible assets	$1,641	$—
TBBC change in fair value of contingent consideration	$—	$786
Lanier Apparel exit charges in SG&A	$—	$3,788
Transaction expenses and integration costs associated with the Johnny Was acquisition included in Corporate and Other	$2,783	$—

SG&A was $496 million in the First Nine Months of Fiscal 2022 compared to SG&A of $421 million in the First Nine Months of Fiscal 2021. The increase includes the net impact of approximately $14 million of SG&A associated with Johnny Was in the First Nine Months of Fiscal 2022 and $10 million of SG&A and exit charges of Lanier Apparel in the First Nine Months of Fiscal 2021, which are reflected in the changes in each category noted in the following paragraph, as applicable.

The 18% increase in SG&A in the First Nine Months of Fiscal 2022 included (1) increased employment costs of $35 million, primarily due to increased head count, pay rate increases and other employment cost increases, particularly in our direct to consumer and distribution center operations, (2) a $14 million increase in advertising expense, (3) an $11 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (4) a $7 million increase in occupancy expenses, including increases in base rent amounts, percentage rent, occupancy related operating costs and other items, (5) a $5 million increase in administrative expenses including professional fees, travel and other items, (6) $3 million of charges related to transaction expenses and integration costs associated with the Johnny Was acquisition, (7) a $2 million increase in depreciation expense, and (8) a $2 million increase in amortization of intangible assets expense. These items were partially offset by the absence of $5 million of Tommy Bahama lease termination charges, $4 million of Lanier Apparel exit charges and $1 million of TBBC change in fair value of contingent consideration in the First Nine Months of Fiscal 2022.

Royalties and other operating income

	First Nine Months
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Royalties and other operating income	$18,018	$25,744	$(7,726)	(30.0)%
Notable items included in amounts above:
Gain on sale of investment in unconsolidated entity	$—	$(11,586)

Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands, but the First Nine Months of Fiscal 2021 also included a $12 million gain on sale of investment in unconsolidated entity. Royalty income in the First Nine Months of Fiscal 2022 increased primarily due to increased royalty income in both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	First Nine Months
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$130,508	$73,515	$56,993	77.5%
Lilly Pulitzer	60,358	61,713	(1,355)	(2.2)%
Johnny Was	117	—	117	100.0%
Emerging Brands	15,456	13,565	1,891	13.9%
Lanier Apparel	—	2,053	(2,053)	(100.0)%
Corporate and Other	(27,775)	(17,350)	(10,425)	NM %
Consolidated operating income	$178,664	$133,496	$45,168	33.8%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,087	$9,616
Inventory step-up charge included in Johnny Was	$1,376	$—
Lanier Apparel exit charges in cost of goods sold	$—	$(2,826)
Tommy Bahama lease termination charge	$—	$4,850
Amortization of Johnny Was intangible assets	$1,641	$—
TBBC change in fair value of contingent consideration	$—	$786
Lanier Apparel exit charges in SG&A	$—	$3,788
Transaction expenses and integration costs associated with the Johnny Was acquisition included in Corporate and Other	$2,783	$—
Gain on sale of investment in unconsolidated entity	$—	$(11,586)

Operating income was $179 million in the First Nine Months of Fiscal 2022 compared to $133 million in the First Nine Months of Fiscal 2021. The increased operating income was primarily due to higher net sales, gross margin and royalty income partially offset by increased SG&A. By operating group, the increased operating income was due to higher operating income in Tommy Bahama partially offset by the lower operating results in Corporate and Other, which included a $12 million gain on sale of investment in unconsolidated entity in the First Nine Months of Fiscal 2021, as well as other smaller changes in our other operating groups. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Nine Months
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$650,677	$513,985	$136,692	26.6%
Gross profit	$419,781	$326,681	$93,100	28.5%
Gross margin	64.5%	63.6%
Operating income	$130,508	$73,515	$56,993	77.5%
Operating income as % of net sales	20.1%	14.3%
Notable items included in amounts above:
Tommy Bahama lease termination charge	$—	$4,850

The increased operating income for Tommy Bahama was primarily due to higher sales, gross margin and royalty income partially offset by increased SG&A. The increased SG&A was primarily due to (1) $25 million of increased employment costs, with the majority of the increase in retail and restaurant operations, (2) $8 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (3) a $4 million increase in advertising expense, (4) a $4 million increase in occupancy expenses including increases in base rent amounts, percentage rent, occupancy related operating costs and other items and (5) a $1 million increase in administrative expenses including professional fees, travel and other items. These SG&A increases were partially offset by (1) the absence of $5 million of Tommy Bahama lease termination charges in the Third Quarter of Fiscal 2022 and (2) a $1 million reduction in depreciation expense.

Lilly Pulitzer:

	First Nine Months
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$264,763	$233,066	$31,697	13.6%
Gross profit	$179,841	$161,718	$18,123	11.2%
Gross margin	67.9%	69.4%
Operating income	$60,358	$61,713	$(1,355)	(2.2)%
Operating income as % of net sales	22.8%	26.5%

The lower operating income for Lilly Pulitzer was primarily due to increased SG&A and lower gross margin partially offset by higher sales and royalty income. The increased SG&A was primarily due to (1) $7 million of increased advertising expense, (2) $4 million of increased employment costs, (3) $3 million of higher depreciation expense, (4) $2 million of variable expenses related to higher net sales including credit card transaction fees, supplies and other expenses, and (5) $2 million of professional and other fees, primarily related to various ongoing direct to consumer and brand initiatives.

Johnny Was:

	First Nine Months
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$22,661	$—	$22,661	100.0%
Gross profit	$14,597	$—	$14,597	100.0%
Gross margin	64.4%	—%
Operating income	$117	$—	$117	100.0%
Operating income as % of net sales	0.5%	—%
Notable items included in amounts above:
Inventory step-up charge included in Johnny Was	$1,376	$—
Amortization of Johnny Was intangible assets	$1,641	$—

Johnny Was operating income in the six weeks from September 19, 2022 through the end of the fiscal quarter on October 29, 2022 included $1 million of inventory step-up charges and $2 million of amortization of intangible assets, which negatively impacted the operating income of Johnny Was. As the operating results for Johnny Was are for only six weeks, the operating results for this period are not indicative of the Johnny Was operating results for the First Nine Months of Fiscal 2022.

Emerging Brands:

	First Nine Months
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$88,588	$67,336	$21,252	31.6%
Gross profit	$43,901	$36,278	$7,623	21.0%
Gross margin	49.6%	53.9%
Operating income	$15,456	$13,565	$1,891	13.9%
Operating income as % of net sales	17.4%	20.1%
Notable items included in amounts above:
TBBC change in fair value of contingent consideration	$—	$786

The increased operating income for Emerging Brands was primarily due to higher net sales partially offset by increased SG&A and lower gross margin. The increased SG&A included (1) higher SG&A associated with the Southern Tide and TBBC retail store operations, including related employment costs and occupancy costs, (2) increased variable expenses resulting from increased sales, (3) higher advertising expense and (4) increased administrative expenses associated with the Emerging Brands businesses. These increases in SG&A were partially offset by the lack of a TBBC change in fair value of contingent consideration in the First Nine Months of Fiscal 2022 after incurring a $1 million charge for TBBC change in fair value of contingent consideration in the First Nine Months of Fiscal 2021.

Lanier Apparel:

	First Nine Months
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$—	$24,743	$(24,743)	(100.0)%
Gross profit	$—	$12,255	$(12,255)	(100.0)%
Gross margin	—%	49.5%
Operating income	$—	$2,053	$(2,053)	(100.0)%
Operating income as % of net sales	—%	8.3%
Notable items included in amounts above:
Lanier Apparel exit charges in cost of goods sold	$—	$(2,826)
Lanier Apparel exit charges in SG&A	$—	$3,788

There was no operating income for Lanier Apparel in the First Nine Months of Fiscal 2022. The First Nine Months of Fiscal 2021 for Lanier Apparel included the operating income resulting from the net sales, cost of goods sold and SG&A as we were exiting the Lanier Apparel business, including the net impact related to Lanier Apparel exit charges.

Corporate and Other:

	First Nine Months
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$2,355	$3,033	$(678)	(22.4)%
Gross profit	$(1,900)	$(8,183)	$6,283	NM	%
Operating loss	$(27,775)	$(17,350)	$(10,425)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,087	$9,616
Transaction expenses and integration costs associated with the Johnny Was acquisition	$2,783	$—
Gain on sale of investment in unconsolidated entity	$—	$(11,586)

The lower operating results in Corporate and Other were primarily a result of (1) the First Nine Months of Fiscal 2021 including a $12 million gain on sale of an investment in an unconsolidated entity, with no such gain in the First

Nine Months of Fiscal 2022, (2) $3 million of transaction expenses and integration costs associated with the Johnny Was acquisition and (3) increased SG&A, including increased employment costs and other operating expenses. The impact of these items was partially offset by a $7 million favorable impact from LIFO accounting.

Interest expense, net

	First Nine Months
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Interest expense, net	$1,214	$685	$529	77.2%

The higher interest expense in the First Nine Months of Fiscal 2022 was primarily due to borrowings pursuant to our U.S. Revolving Credit Agreement to fund a portion of the acquisition of Johnny Was, while there was no debt outstanding in the First Nine Months of Fiscal 2021. The interest expense for the First Nine Months of Fiscal 2021 primarily consisted of unused line fees and amortization of deferred financing fees associated with the U.S. Revolving Credit Agreement.

Income tax provision

	First Nine Months
	Fiscal 2022	Fiscal 2021	$ Change	% Change
Income tax expense	$43,764	$26,898	$16,866	62.7%
Effective tax rate	24.7%	20.3%

Both the First Nine Months of Fiscal 2022 and the First Nine Months of Fiscal 2021 benefitted from the favorable impact of certain items that resulted in a lower tax rate than the more typical annual effective tax rate. The income tax expense in both the First Nine Months of Fiscal 2022 and the First Nine Months of Fiscal 2021 included the benefit of the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions, the recognition of certain tax credit amounts and the vesting of restricted stock awards at a price higher than the grant date fair value. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes. Additionally, and more significantly, the income tax expense in the First Nine Months of Fiscal 2021 included the benefit of a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts in the First Quarter of Fiscal 2021 and the utilization of benefits associated with certain capital losses to substantially offset the gain recognized on the sale of an unconsolidated entity in the Third Quarter of Fiscal 2021.

We expect our annual effective tax rate for Fiscal 2022 to be between 24% and 25%.

Net earnings

	First Nine Months
	Fiscal 2022	Fiscal 2021
Net sales	$1,029,044	$842,163
Operating income	$178,664	$133,496
Net earnings	$133,686	$105,913
Net earnings per diluted share	$8.19	$6.29
Weighted average shares outstanding - diluted	16,333	16,841

Net earnings per diluted share were $8.19 in the First Nine Months of Fiscal 2022 compared to $6.29 in the First Nine Months of Fiscal 2021. The 30% increase in net earnings per diluted share was primarily due to a 26% increase in net earnings as well as a 3% reduction in weighted average shares outstanding due to our share repurchase program which commenced in the Fourth Quarter of Fiscal 2021. The higher net earnings were primarily due to higher operating income in Tommy Bahama partially offset by (1) the First Nine Months of Fiscal 2021 including a $12 million gain on sale of investment in an unconsolidated entity and (2) a higher effective tax rate in the First Nine Months of Fiscal 2022.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer, Johnny Was, Southern Tide, TBBC and Duck Head lifestyle brands. We primarily distribute our products to our customers via direct to consumer channels of distribution, but we also distribute our products via wholesale channels of distribution.

Our primary uses of cash flow include the purchase of our branded apparel products from third party contract manufacturers located outside of the United States, as well as operating expenses, including employee compensation and benefits, operating lease commitments and other occupancy-related costs, marketing and advertising costs, information technology costs, distribution costs, other general and administrative expenses and the periodic payment of interest, if any. Additionally, we use our cash to fund capital expenditures and other investing activities, dividends, share repurchases and repayment of indebtedness, if any. In the ordinary course of business, we maintain certain levels of inventory, extend credit to our wholesale customers and pay our operating expenses. Thus, we require a certain amount of ongoing working capital to operate our business. Our need for working capital is typically seasonal with the greatest working capital requirements to support our larger spring, summer and holiday direct to consumer seasons. Our capital needs depend on many factors including the results of our operations and cash flows, future growth rates, the need to finance inventory levels and the success of our various products.

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities will provide (1) sufficient cash over both the short and long term to satisfy our ongoing operating cash requirements, (2) ample opportunity to continue to invest in our lifestyle brands, direct to consumer initiatives and information technology projects, (3) additional cash flow to repay outstanding debt and (4) sufficient cash for other strategic initiatives. Also, if cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement, subject to its terms, which is described below.

Key Liquidity Measures

	October 29,	January 29,	October 30,	January 30,
($ in thousands)	2022	2022	2021	2021
Total current assets	$299,495	$400,335	$366,953	$258,316
Total current liabilities	$230,395	$226,166	$207,172	$196,252
Working capital	$69,100	$174,169	$159,781	$62,064
Working capital ratio	1.30	1.77	1.77	1.32

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of October 29, 2022, decreased from October 30, 2021 primarily due to the decrease in cash and cash equivalents and short-term investments, which was used to fund a portion of the Johnny Was acquisition purchase price, partially offset by increased inventories, receivables and prepaid expenses and other current assets, including the assets related to Johnny Was. Current liabilities as of October 29, 2022 increased from October 30, 2021 primarily due to the current liabilities associated with Johnny Was. Changes in current assets and current liabilities are discussed below.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of October 29, 2022 as compared to October 30, 2021.

Current Assets:

	October 29,	January 29,	October 30,	January 30,
	2022	2022	2021	2021
Cash and cash equivalents	$14,976	$44,859	$37,976	$66,013
Short-term investments	—	164,890	150,036	—
Receivables, net	64,497	34,550	46,266	30,418
Inventories, net	171,639	117,709	90,981	123,543
Income tax receivable	19,740	19,728	18,085	17,975
Prepaid expenses and other current assets	28,643	18,599	23,609	20,367
Total current assets	$299,495	$400,335	$366,953	$258,316

Cash and cash equivalents and short-term investments were $15 million as of October 29, 2022, compared to $188 million as of October 30, 2021. The decrease in cash and cash equivalents and short-term investments from October 30, 2021 was due to the use of cash and short-term investments to fund a portion of the Johnny Was acquisition purchase price, with the remainder funded via borrowings pursuant to our U.S. Revolving Credit Agreement.

The increased receivables, net as of October 29, 2022 included $11 million of receivables associated with Johnny Was. Additionally, receivables in our other business increased due to (1) higher wholesale sales, (2) a reduction in estimated customer allowances and credit losses related to wholesale receivables, (3) increased credit receivables and (4) additional amounts due from landlords for tenant improvement allowances. Inventories, net, which is net of a $75 million and $62 million LIFO reserve as of October 29, 2022 and October 30, 2021, respectively, increased to a more normalized level as of October 29, 2022 and also included inventories of $25 million associated with Johnny Was. The planned increase in inventories of our existing brands was primarily due to (1) inventory throughout Fiscal 2021 at lower than optimal levels, when a stronger than anticipated rebound in consumer demand outpaced inventory purchases, (2) increases resulting from the earlier receipt of inventory in Fiscal 2022 to mitigate supply chain risks, (3) anticipated sales growth in each of our brands for the remainder of Fiscal 2022 and early Fiscal 2023 and (4) increased product costs. The inventory increases in our brands were partially offset by the impact of LIFO accounting, including the $13 million increase in the LIFO reserve, which was primarily due to the impact of the inflationary environment on the LIFO reserve.

Income tax receivable primarily relates to the income tax receivable associated with tax returns for Fiscal 2020, which included the carry back of operating losses to offset taxable income from previous years. The increase in prepaid expenses and other current assets as of October 29, 2022 was primarily due to prepaid expenses and other current assets associated with Johnny Was.

Non-current Assets:

	October 29,	January 29,	October 30,	January 30,
	2022	2022	2021	2021
Property and equipment, net	$173,391	$152,447	$156,672	$159,732
Intangible assets, net	287,626	155,307	155,527	156,187
Goodwill	116,268	23,869	23,909	23,910
Operating lease assets	237,078	195,100	200,508	233,775
Other assets, net	26,459	30,584	29,234	33,714
Total non-current assets	$840,822	$557,307	$565,850	$607,318

Property and equipment, net as of October 29, 2022 increased primarily due to the addition of $22 million of property and equipment associated with Johnny Was. This increase was partially offset by the net impact of depreciation expense exceeding capital expenditures during the 12 months ended October 29, 2022. Intangible assets, net and goodwill as of October 29, 2022, increased primarily due to the $133 million of intangible assets and $92 million of goodwill associated with Johnny Was. Operating lease assets as of October 29, 2022 increased primarily due to the operating lease assets associated with Johnny Was of $54 million. This increase was partially offset by the net impact of the recognition of amortization related to existing operating leases and the termination or reduced term of certain operating leases which exceeded the operating lease assets associated with new or extended operating leases in our existing businesses. The decrease in other assets, net as of October 29, 2022, was primarily due to a decrease in assets set aside for potential deferred compensation obligations, which was partially offset by other assets associated with Johnny Was.

Liabilities:

	October 29,	January 29,	October 30,	January 30,
	2022	2022	2021	2021
Total current liabilities	$230,395	$226,166	$207,172	$196,252
Long-term debt	130,449	—	—	—
Non-current portion of operating lease liabilities	225,921	199,488	206,484	239,963
Other non-current liabilities	18,058	21,413	21,779	23,691
Deferred income taxes	2,455	2,911	1,899	—
Total liabilities	$607,278	$449,978	$437,334	$459,906

Current liabilities increased as of October 29, 2022 primarily due to current liabilities of $30 million associated with Johnny Was, with increases in accounts payable, accrued compensation and current portion of operating lease liabilities and accrued expenses and other liabilities each generally due to the liabilities of Johnny Was. This increase was partially offset by lower income tax payable, accounts payable and accrued expenses and other liabilities related to our other businesses.

The long-term debt of $130 million as of October 29, 2022, was primarily due to borrowing certain amounts to fund a portion of the acquisition of Johnny Was. Non-current portion of operating lease liabilities as of October 29, 2022, increased primarily due to $46 million of operating lease liability amounts associated with Johnny Was. This was partially offset by the net impact of the payment of operating lease liabilities and reductions in liabilities related to the termination or reduced term of certain operating leases which exceeded the operating lease liabilities associated with new or extended operating leases. Other non-current liabilities as of October 29, 2022 decreased primarily due to decreases in deferred compensation liabilities.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Nine Months of Fiscal 2022 and the First Nine Months of Fiscal 2021 (in thousands):

	First Nine Months
	Fiscal 2022	Fiscal 2021
Cash provided by operating activities	$86,255	$157,085
Cash used in investing activities	(129,700)	(162,546)
Cash provided by (used in) financing activities	13,160	(23,135)
Net change in cash and cash equivalents	$(30,285)	$(28,596)

Cash and cash equivalents and short-term investments, in the aggregate, were $15 million and $188 million as of October 29, 2022 and October 30, 2021, respectively. The decrease in cash and cash equivalents and short-term investments from October 30, 2021 was due to the use of cash and short-term investments to fund the acquisition of Johnny Was, with the remainder of the purchase price funded via borrowings pursuant to our U.S. Revolving Credit Agreement. Changes in cash flows in the First Nine Months of Fiscal 2022 and the First Nine Months of Fiscal 2021 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Nine Months of Fiscal 2022 and the First Nine Months of Fiscal 2021, operating activities provided $86 million and $157 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, equity-based compensation, gain on sale of our interest in an unconsolidated entity, and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities. In the First Nine Months of Fiscal 2022, changes in operating assets and liabilities had a net unfavorable impact on cash flow from operations, while in the

First Nine Months of Fiscal 2021 the changes in operating assets and liabilities had a net favorable impact on cash flow from operations.

In the First Nine Months of Fiscal 2022, the net change in operating assets and liabilities was primarily due to an increase in inventories and receivables and a decrease in current liabilities, all of which decreased cash flow from operations. In the First Nine Months of Fiscal 2021, the net change in operating assets and liabilities was primarily due to a decrease in inventories and an increase in current liabilities, both of which increased cash flow from operations, partially offset by an increase in receivables which decreased cash flow from operations. The significant favorable impact in the First Nine Months of Fiscal 2021 was primarily due to the stronger than expected rebound in consumer demand outpacing inventory purchases, which resulted in lower than optimal inventory levels in Fiscal 2021, and the conversion of Lanier Apparel working capital into cash during the exit of Lanier Apparel.

Investing Activities:

In the First Nine Months of Fiscal 2022 and the First Nine Months of Fiscal 2021, investing activities used $130 million and $163 million of cash, respectively. During the First Nine Months of Fiscal 2022, we paid $264 million for the September 19, 2022 acquisition of Johnny Was and also converted $165 million of short-term investments into cash to fund a portion of the acquisition. During the First Nine Months of Fiscal 2021, we invested $150 million of excess cash into short-term investments and received $15 million of proceeds from the sale of our investment in an unconsolidated entity.

On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $32 million and $25 million in the First Nine Months of Fiscal 2022 and the First Nine Months of Fiscal 2021, respectively. In addition to our capital expenditures in the First Nine Months of Fiscal 2022 and the First Nine Months of Fiscal 2021, we also used or generated certain amounts of cash, which are included in other investing activities, related to investments in unconsolidated entities, including minority ownership interests or loans.

On an ongoing basis, our cash flow used in investing activities is expected to primarily consist of our capital expenditure investments in information technology initiatives, including e-commerce capabilities; direct to consumer operations, including opening, relocating and remodeling locations; and facilities enhancements for distribution centers and offices.

Financing Activities:

In the First Nine Months of Fiscal 2022 and the First Nine Months of Fiscal 2021, financing activities provided $13 million and used $23 million of cash, respectively. During the First Nine Months of Fiscal 2022, we used cash to repurchase $90 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and equity awards in respect of employee tax withholding liabilities, to pay $27 million of dividends and to pay $2 million of contingent consideration for the final contingent consideration payment related to the TBBC acquisition, which is included in other financing activities. In the First Nine Months of Fiscal 2021, we used cash flow from operations to pay $20 million of dividends, repurchase $3 million of shares, consisting of repurchased shares of equity awards in respect of employee tax withholding liabilities, and pay $1 million of contingent consideration, which is included in other financing activities.

To the extent we are in a net debt position, and our net cash requirements exceed our net cash flows, we may borrow amounts from our U.S. Revolving Credit Agreement, like we did in the First Nine Months of Fiscal 2022. Alternatively, if net cash requirements are less than our net cash flows, we may repay amounts outstanding our U.S. Revolving Credit Agreement, if any.

Liquidity and Capital Resources

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities will provide sufficient cash flows over both the short and long term to satisfy our ongoing cash requirements and ample opportunity to continue to invest in our lifestyle brands, direct to consumer initiatives, information technology projects and other strategic initiatives. Our capital needs depend on many factors including the results of our operations and cash flows, future growth rates, the need to finance inventory levels and the success of our various products.

To the extent cash flow needs in the future exceed cash flow provided by our operations, as well as our cash and cash equivalents, we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any, and any other investing or financing activities. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for certain product purchases, which reduce the amounts available under our line of credit when issued and totaled $5 million as of October 29, 2022.

As of October 29, 2022, we had $130 million of borrowings outstanding compared to no borrowings outstanding as of October 30, 2021, with the increase primarily due to borrowings to fund the Johnny Was acquisition. As of October 29, 2022, the weighted average interest rate of our borrowings was 4.4%, with interest rates on the individual short-term borrowing tranches ranging from 4.1% to 5.5%. The increase in borrowings, all of which are at variable interest rates, increases our exposure to rising interest rates. As of October 29, 2022, after considering our borrowings, letters of credit and available assets, we had $160 million of unused availability under our U.S. Revolving Credit Agreement.

Our cash, short-term investments and debt levels in future periods will not be comparable to historical amounts, particularly after the completion of the acquisition of Johnny Was in September 2022. Further, we continue to assess, and may possibly make changes to, our capital structure, including borrowings from additional credit facilities, sales of debt or equity securities or the repurchase of additional shares of our stock in the future. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the Third Quarter of Fiscal 2022 and as of October 29, 2022, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of October 29, 2022, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement. Refer to Note 5 of our consolidated financial statements included in our Fiscal 2021 Form 10-K for additional information regarding our U.S. Revolving Credit Agreement, including details about affirmative and negative covenants.

We anticipate that at the maturity of the U.S. Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.

Operating Lease Commitments:

Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of October 29, 2022.

Dividends:

On December 5, 2022, our Board of Directors approved a cash dividend of $0.55 per share payable on January 27, 2023 to shareholders of record as of the close of business on January 13, 2023. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends. For details about limitations on our ability to pay dividends, see the discussion of our U.S. Revolving Credit Agreement above and in Note 5 of our consolidated financial statements contained in our Fiscal 2021 Form 10-K.

Share Repurchases:

Refer to Note 6 in our unaudited condensed consolidated financial statements and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds included in this report for additional information about our share repurchases in Fiscal 2022. As of the date of filing this Form 10-Q, there were no amounts remaining under the open market repurchase program with $50 million remaining under the Board of Directors’ authorization.

Capital Expenditures:

Our anticipated capital expenditures for Fiscal 2022, including the $32 million incurred in the First Nine Months of Fiscal 2022, are expected to be approximately $50 million. Our ongoing capital expenditures primarily consist of costs associated with investments in information technology initiatives, including e-commerce capabilities; direct to consumer operations, including opening, relocating and remodeling locations; and facilities enhancements for distribution centers and offices. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in Fiscal 2022 and prior years depending on the investments we believe appropriate for that year to support future expansion of our businesses.

Other Liquidity Items:

Our contractual obligations as of October 29, 2022 except for the increased operating lease commitments and increased debt outstanding, both as discussed above, have not changed materially from the contractual obligations outstanding at January 29, 2022, as disclosed in our Fiscal 2021 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2021 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the First Nine Months of Fiscal 2022. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2021 Form 10-K.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items listed in the previous sentence, the COVID-19 pandemic’s more significant negative impact on the First Quarter of Fiscal 2021 than later quarters of Fiscal 2021 and the September 2022 acquisition of Johnny Was, we do not believe that net sales or operating income by quarter in either Fiscal 2021 or Fiscal 2022 are necessarily indicative of the expected proportion of amounts by quarter for future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2021 Form 10-K. There have not been any material changes in our exposure to these risks during the First Nine Months of Fiscal 2022 other than our increased exposure to interest rates resulting from our increased borrowings.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act during the Third Quarter of Fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On September 19, 2022, we completed the acquisition of Johnny Was. We are in the process of integrating the Johnny Was business processes, information technology systems and other components into our operations and internal controls over financial reporting, and pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of the assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting as of the end of Fiscal 2022 will exclude Johnny Was.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. We operate in a competitive and rapidly changing business environment. Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Fiscal 2021 Form 10-K, which could materially affect our business, financial condition or operating results.

Johnny Was, which we acquired during the Third Quarter of Fiscal 2022, is an affordable luxury, artisan-inspired bohemian apparel, accessories and home goods brand that is exposed to similar industry, macroeconomic, operational, cybersecurity and information technology, sourcing, regulatory and other general risks as our other businesses. However, as a result of our acquisition of Johnny Was, there may be heightened or additional risks to our business, financial condition and results of operations relative to those risk factors identified in our Fiscal 2021 Form 10-K that investors should consider in particular, as further described below:

Integration is a complex process that may be disruptive to our operations and/or impair our ability to recognize the anticipated benefits of the Johnny Was acquisition. Integrating Johnny Was into our existing operations will be a complex, time-consuming and expensive process and may create challenges and adverse consequences for us. For example, efforts to integrate support functions, staffing and vendors may be ineffective; we may experience employee turnover, including key management and creative personnel within both Johnny Was and our existing businesses as a result of the transaction and integration process; we may be unable to establish and maintain acceptable standards, controls, procedures and policies consistent with our existing operations, including in key areas such as cybersecurity, digital marketing, compliance and accounting; relationships with customers of Johnny Was and/or our existing businesses may be impaired; and the integration process may divert the attention of our management team from other areas of our business. If we are not able to successfully integrate the Johnny Was business into our operations in a timely and effective manner, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected.

The significant indebtedness we incurred in connection with the Johnny Was acquisition could adversely affect us. The purchase price for the acquisition of Johnny Was totaled $270 million in cash, subject to adjustment based on net working capital as of the closing date of the acquisition, and we utilized our U.S. Revolving Credit Agreement to finance a significant portion of the purchase price. As of October 29, 2022, we had $130 million of outstanding debt under the U.S. Revolving Credit Agreement. The indebtedness will increase our interest expense and exposure to rising interest rates and could, among other things, reduce our flexibility to respond to changing business and economic conditions, to fund working capital, capital expenditures or other acquisitions or to service general corporate purposes. Furthermore, the indebtedness under the U.S. Revolving Credit Agreement bears interest at variable interest rates, and if interest rates increase, together with the current indebtedness, we will be subject to higher debt service requirements, which could adversely affect our cash flows, business and operations.

Johnny Was’ sourcing concentration in China exposes us to heightened risks associated with trade regulation. In Fiscal 2021, 38% of our products were sourced from China. During the 12 months ended October 29, 2022, Johnny Was sourced more than 90% of its products from a limited number of suppliers in China. As a result of our Johnny Was acquisition, we have heightened concentration risks relating to any potential U.S. trade policies or tariffs regarding China, U.S. Customs and Border Protection actions relating to goods imported from China or other factors such as consumer perception of environmental or social compliance within China.

Johnny Was’ geographic concentration heightens our exposure to certain regional risks. As of October 29, 2022, of Johnny Was’ 66 retail stores, 18 were located in California. In addition, Johnny Was wholesale sales have geographic concentration in the Sun Belt, including in resort destinations, where our Tommy Bahama, Lilly Pulitzer and Southern Tide businesses already have heightened concentrations. As a result of our Johnny Was acquisition, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, public health crises, changing demographics and other factors.

We recorded a significant amount of goodwill and intangible assets in connection with the Johnny Was acquisition, which could result in impairment charges that adversely impact our financial results. Our preliminary allocation of the purchase price for the Johnny Was acquisition, which will be revised during the one year allocation period, as appropriate, resulted in us recording $227 million in goodwill and intangible assets as of October 29, 2022. Goodwill and intangible assets are subject to periodic impairment testing, which requires us to make estimates about future performance and cash flows that are inherently uncertain and can be affected by numerous factors, including changes in economic conditions, income tax rates, interest rates, our results of operations and competitive conditions in the industry. It is possible that we could have an impairment charge for intangible assets or goodwill associated with Johnny Was in future periods if, among other things, economic conditions decline, our strategies for Johnny Was change, the results of operations of Johnny Was are less than anticipated at the time of acquisition, enterprise values and market multiples of comparable businesses decline or interest rates increase. A future impairment charge for intangible assets or goodwill could be material and adversely impact our consolidated financial statements or results of operations.

Johnny Was’ portfolio of retail stores increases our long-term lease commitments. As of October 29, 2022, Johnny Was operated 66 of the total 290 brick-and-mortar locations within our enterprise. Many of the Johnny Was retail stores are located in centers in which one of our other brands also operates a retail store and/or restaurant. In connection with the Johnny Was acquisition, we assumed more than $50 million in lease liabilities under Johnny Was’ leases. Any deterioration in consumer sentiment relating to shopping at bricks-and-mortar retail locations, or the financial condition of one or more of the centers in which Johnny Was operates, could negatively impact our financial performance, result in impairment of operating lease assets and/or other long-lived assets or otherwise have a material adverse effect on our results of operations or financial condition.

Additional risks and uncertainties that we currently consider immaterial or not presently known to us may also adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the Third Quarter of Fiscal 2022, we did not make any unregistered sales of equity securities.
(c)	During the Third Quarter of Fiscal 2022, we repurchased the following shares of our common stock:

			Total Number of	Dollar Value
			Shares	(000s) of Shares
		Average	Purchased as	That May Yet be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased	Share	or Programs	Programs
August (7/31/22 - 8/27/22)	41,954	$104.69	41,954	$ 64,586
September (8/28/22 - 10/1/22)	56,543	$94.81	56,543	$ 59,225
October (10/2/22 - 10/29/22)	47,727	$91.57	47,727	$ 54,855
Total	146,224	$96.59	146,224	$ 54,855

As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2021, and in subsequent filings, on December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. Pursuant to the Board of Directors’ authorization we entered into a $100 million open market stock repurchase program (Rule 10b5-1 plan) to acquire shares of our stock, under which we repurchased:

●	91,000 shares of our stock for $8 million in the Fourth Quarter of Fiscal 2021;
●	491,000 shares of our stock for $43 million in the First Quarter of Fiscal 2022;
●	339,000 shares of our stock for $30 million in the Second Quarter of Fiscal 2022; and

●	146,000 shares of our stock for $14 million in the Third Quarter of Fiscal 2022, which are included in the table above; and
●	47,000 shares of our stock for $5 million in the Fourth Quarter of Fiscal 2022, which completed the purchases pursuant to the $100 million open market stock repurchase program.

After considering the repurchases through the end of the Third Quarter of Fiscal 2022, there was $5 million remaining under the open market repurchase program and $55 million remaining under the Board of Directors’ authorization as of October 29, 2022. As of the date of filing this Form 10-Q, there were no amounts remaining under the open market repurchase program and $50 million remaining under the Board of Directors’ authorization.

Also, we have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in our Fiscal 2021 Form 10-K, all of which are publicly announced plans. Under the plans we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the First Quarter of Fiscal 2022, we repurchased $3 million of shares from employees, with no such repurchases of shares from employees in the Second Quarter of Fiscal 2022 or Third Quarter of Fiscal 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1

Unit Purchase Agreement, dated September 19, 2022 by and among JW Holdings, LLC, the sellers named therein, Oxford Industries, Inc. and Endeavour Capital Fund VI, L.P. as sellers’ representative (filed as Exhibit 2.2 to the Company’s Form 8-K filed on September 19, 2022)

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

December 8, 2022	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)