Form 10-K
period 2023-01-28
OXFORD INDUSTRIES INC
filed 2023-03-28
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of July 29, 2022, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $1,034,608,993. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant’s voting stock (based on Schedule 13G filings made as of or prior to July 29, 2022) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 24, 2023
Common Stock, $1 par value	15,773,793

Documents Incorporated by Reference

Portions of our proxy statement for our Annual Meeting of Shareholders to be held on June 13, 2023 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by current inflationary pressures, rising interest rates, concerns about the stability of the banking industry or general economic uncertainty; acquisition activities (such as our recent acquisition of Johnny Was), including our ability to integrate key functions, recognize anticipated synergies and minimize related disruptions or distractions to our business as a result of these activities; the impact of the coronavirus (COVID-19) pandemic on our business, operations and financial results; supply chain disruptions; costs and availability of labor and freight deliveries, including our ability to appropriately staff our retail stores and restaurants; costs of products as well as the raw materials used in those products, as well as our ability to pass along price increases to consumers; energy costs; our ability to be more hyper-digital and respond to rapidly changing consumer expectations; the ability of business partners, including suppliers, vendors, wholesale customers, licensees, logistics providers and landlords, to meet their obligations to us and/or continue our business relationship to the same degree; retention of and disciplined execution by key management and other critical personnel; cybersecurity breaches and ransomware attacks, as well as our and our third party vendors’ ability to properly collect, use, manage and secure business, consumer and employee data; the level of our indebtedness, including the risks associated with heightened interest rates on the debt and the potential impact on our ability to operate and expand our business; changes in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties; the timing of shipments requested by our wholesale customers; weather; fluctuations and volatility in global financial and/or real estate markets; the timing and cost of retail store and food and beverage location openings and remodels, technology implementations and other capital expenditures; store closures or other operating restrictions due to COVID-19, natural disaster or otherwise; expected outcomes of pending or potential litigation and regulatory actions; the increased consumer, employee and regulatory focus on environmental, social and governance issues; the regulation or prohibition of goods sourced, or containing raw materials or components, from certain regions and our ability to evidence compliance; access to capital and/or credit markets; factors that could affect our consolidated effective tax rate; the risk of impairment to goodwill and other intangible assets; and geopolitical risks, including those related to the war between Russia and Ukraine. Forward-looking statements reflect our expectations at the time such forward looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Risks Related to our Industry and Macroeconomic Conditions
●	Our business and financial condition are heavily influenced by general economic and market conditions which are outside of our control.
●	The COVID-19 pandemic has had, and may in the future have, a material adverse effect on our business, revenues, financial condition and results of operations.
●	We operate in a highly competitive industry with significant pricing pressures and heightened customer expectations.
●	Failure to anticipate and adapt to changing fashion trends and consumer preferences could harm our reputation and financial performance.
●

Our operations and those of our suppliers, vendors and wholesale customers may be affected by changes in weather patterns, natural or man-made disasters, public health crises, war, terrorism or other catastrophes.

Risks Related to our Business Strategy and Operations
●	Failure to maintain the reputation or value of our brands could harm our business operations and financial condition.
●	Our inability to execute our direct to consumer and portfolio-level strategies in response to shifts in consumer shopping behavior could adversely affect our financial results and operations.
●	We may be unable to grow our business through organic growth, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
●	The acquisition of new businesses is inherently risky, and we cannot be certain that we will realize the anticipated benefits of any acquisition.
●	The divestiture or discontinuation of businesses and product lines could result in unexpected liabilities and adversely affect our financial condition, cash flows and results of operations.
●	Our business could be harmed if we fail to maintain proper inventory levels.
●	We are subject to risks associated with leasing real estate for our retail stores and restaurants.
●	We make use of debt to finance our operations, which could expose us to risks that adversely affect our business, financial position and operating results.
●	The loss of one or more of our key wholesale customers, or a significant adverse change in a customer’s financial position, could negatively impact our net sales and profitability.
Risks Related to Cybersecurity and Information Technology
●	Cybersecurity attacks and/or breaches of information security or privacy could disrupt our operations, cause us to incur additional expenses, expose us to litigation and/or cause us financial harm.
●	Our operations are reliant on information technology, and any interruption or other failure could have an adverse effect on our business or results of operations.
●	Reliance on outdated technology or failure to upgrade our information technology systems and capabilities could impair the efficient operation of our business and our ability to compete.

●	Remote work arrangements could inhibit our ability to effectively operate our business and result in enhanced cybersecurity risks.
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

●	Changes in international trade regulation could increase our costs and/or disrupt our supply chain.
●

Any violation or perceived violation of our codes of conduct or environmental and social compliance programs, including by our manufacturers or vendors, could have a material adverse effect on our brands.

●	As a multi-national apparel company, we may experience fluctuations in our tax liabilities and effective tax rate.
●	Impairment charges for goodwill or intangible assets could have a material adverse impact on our financial results.
●	Any failure to maintain liquor licenses or comply with applicable regulations could adversely affect the profitability of our restaurant operations.
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

DEFINITIONS

As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means the Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; and "TBBC" means The Beaufort Bonnet Company. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2024	52 weeks ending February 1, 2025
Fiscal 2023	53 weeks ending February 3, 2024
Fiscal 2022	52 weeks ended January 28, 2023
Fiscal 2021	52 weeks ended January 29, 2022
Fiscal 2020	52 weeks ended January 30, 2021
Fiscal 2019	52 weeks ended February 1, 2020
Fourth quarter Fiscal 2022	13 weeks ended January 28, 2023
Third quarter Fiscal 2022	13 weeks ended October 29, 2022
Second quarter Fiscal 2022	13 weeks ended July 30, 2022
First quarter Fiscal 2022	13 weeks ended April 30, 2022
Fourth quarter Fiscal 2021	13 weeks ended January 29, 2022
Third quarter Fiscal 2021	13 weeks ended October 30, 2021
Second quarter Fiscal 2021	13 weeks ended July 31, 2021
First quarter Fiscal 2021	13 weeks ended May 1, 2021

PART I

Item 1.   Business

BUSINESS AND PRODUCTS

Overview

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our portfolio of lifestyle brands: Tommy Bahama, Lilly Pulitzer, Johnny Was, Southern Tide, TBBC and Duck Head.

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection can command greater loyalty and higher price points and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them. We believe the principal competitive factors in the apparel industry are the reputation, value, and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing (including through rapidly shifting digital and social media vehicles); product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is dependent on our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated fashion products each season as well as certain core products that consumers expect from us.

To further strengthen each lifestyle brand’s connections with consumers, we directly communicate through digital and print media on a regular basis with our loyal consumers, including the approximately 2.5 million who have transacted with us in the last year. We believe our ability to effectively communicate the images, lifestyle and products of our brands and create an emotional connection with consumers is critical to the success of our brands, as evidenced by our advertising which engages our consumers by conveying the lifestyle of the brand.

We believe the attraction of each of our lifestyle brands is a direct result of years of maintaining appropriate quality and design, and appropriately restricting the distribution of our products. We believe this approach to quality, design, distribution and communication has been critical in allowing us to achieve the current retail price points, high gross margins and success for our brands.

During Fiscal 2022, 80% of our consolidated net sales were through our direct to consumer channels of distribution, which consist of our brand specific full-price retail stores, e-commerce websites and outlets, as well as our Tommy Bahama food and beverage operations. During Fiscal 2022, the breakdown of our consolidated net sales by direct to consumer channel was as follows: full-price retail of $487 million, or 35%; e-commerce of $465 million, or 33%; food and beverage of $109 million, or 8%; and outlet operations of $66 million, or 5%. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a digital or physical setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands.

Our 257 full-price retail stores allow us the opportunity to carry a full line of current season merchandise, including apparel, accessories and other products, all presented in an aspirational brand-specific atmosphere. We believe that our full-price retail stores provide high visibility for our brands and products and allow us to stay close to the preferences of our consumers. Further, we believe that our presentation of products and our strategy to operate the full-price retail stores with limited in-store promotional activities enhance the value and reputation of our lifestyle brands and, in turn, strengthen our business and relationships with key wholesale customers. While about one-half of our full-price retail stores are located in warm weather resort or travel-to destinations and states, we believe there are opportunities for new stores in both warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.

Our brand-specific e-commerce business continues to grow. Our e-commerce business is very profitable as we have a high gross margin on e-commerce sales of approximately 70% while averaging in excess of $125 per order. Our high average order value and high gross margins allow us to absorb any incremental picking, packing and freight expense associated with operating an e-commerce business and still maintain a high profit margin on e-commerce sales.

Additionally, our Tommy Bahama brand operates 21 food and beverage locations, including Marlin Bars and full-service restaurants, generally adjacent to a Tommy Bahama full-price retail store. These food and beverage locations provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience as well as attract new customers to the Tommy Bahama brand. Both Tommy Bahama and Johnny Was operate brand-specific outlet stores, which are utilized for end of season inventory clearance.

The remaining 20% of our net sales were generated through our wholesale distribution channels, which complement our direct to consumer operations and provide access to a larger base of consumers. Our wholesale operations consist of sales of products bearing the trademarks of our lifestyle brands to various specialty stores, better department stores, multi-branded e-commerce retailers and other retailers.

As we seek to maintain the integrity and continued success of our lifestyle brands by limiting promotional activity in our full-price retail stores and e-commerce websites, we intend to maintain controlled distribution with careful selection of the retailers through which we sell our products and generally target wholesale customers that follow a limited promotions approach. We continue to value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of our lifestyle brands within their stores.

We operate in a highly competitive apparel market that continues to evolve rapidly with the expanding application of technology to fashion retail. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands and retailers. As a result, consumers have more information and greater control over information they receive as well as broader, faster and cheaper access to goods than ever before. This is revolutionizing the way that consumers shop for fashion and other goods, which continues to be evidenced by weakness and store closures for certain department stores and mall-based retailers, uncertain consumer retail traffic patterns, a more promotional retail environment, expansion of off-price and discount retailers, and a shift from bricks and mortar to internet purchasing.

This competitive and evolving environment requires that brands and retailers approach their operations, including marketing and advertising, very differently than they have historically and may result in increased operating costs and investments to generate growth or even maintain existing sales levels. While the competition and evolution present significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment.

No single apparel firm or small group of apparel firms dominates the apparel industry, and our competitors vary by operating group and distribution channel. The apparel industry is cyclical and very dependent on the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Also, in recent years consumers have chosen to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories.

Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries due, in part, to apparel purchases often being more of a discretionary purchase. The current macroenvironment, with heightened concerns about inflation, a global economic recession, geopolitical issues, the stability of the U.S. banking system, the availability and cost of credit and continued increases in interest rates, is creating a complex and challenging retail environment, which may impact our businesses and exacerbate some of the inherent challenges to our operations. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses.

Investments and Opportunities

The evolution in the fashion retail industry presents significant risks, especially for traditional retailers and others who fail or are unable to adapt, but we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment. We believe our lifestyle brands have true competitive advantages in this new retailing paradigm, and we continue to invest in and leverage technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long term while managing the various challenges facing our industry. Further, each of our brands aims to further enhance its customer-focused, dynamic, thriving, digitally-driven, mobile-centered, cross-channel personalized and seamless shopping experience that recognizes and serves customers in their brand discovery and purchasing habits of the future.

We believe there are ample opportunities to expand the reach of each of our lifestyle brands in the future, including the opening of new direct to consumer locations, e-commerce growth and wholesale operations expansion. In order to expand the reach and maximize the success of each of our brands, we believe we must continue to invest in the lifestyle brands to take advantage of their long-term growth opportunities. Future investments include capital expenditures primarily related to direct to consumer operations, such as technology enhancements, e-commerce initiatives and direct to consumer location build-outs for new, relocated or remodeled locations, as well as distribution center enhancements and administrative office expenditures. In addition to our capital investments, we must continue to invest in our SG&A expense infrastructure, including people, technology, advertising and other resources. While we believe that our investments will generate long-term benefits, the investments may have a short-term negative impact on our operating margin, particularly if there is insufficient sales growth to absorb the incremental costs in a particular year. Fiscal 2023 will be a particularly heavy year for both capital expenditures and SG&A, which is expected to decrease our operating margins from the levels achieved in Fiscal 2022.

Meanwhile, as we grow we must be very diligent in our effort to avoid compromising the integrity of our brands by becoming overly promotional or maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represented less than 10% of our consolidated net sales in Fiscal 2022.

While we believe we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, we will continue to evaluate opportunities to add additional lifestyle brands, both large and small, to our portfolio if we identify appropriate targets that meet our investment criteria and/or take strategic measures to return capital to our shareholders as and when circumstances merit. For example, we acquired Johnny Was on September 19, 2022.

Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business are described in Part I, Item 1A. Risk Factors of this report.

Operating Groups

We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. With our acquisition of Johnny Was on September 19, 2022, our business is organized as our Tommy Bahama, Lilly Pulitzer, Johnny Was and Emerging Brands operating groups. Operating results for periods prior to Fiscal 2022 also include the Lanier Apparel operating group, which we exited in Fiscal 2021. For additional information about each of our reportable operating groups as well as Corporate and Other, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 of our consolidated financial statements, each included in this report. The table below presents certain financial information about each of our operating groups, as well as Corporate and Other (in thousands).

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net Sales (1)
Tommy Bahama	$880,233	$724,305	$419,817
Lilly Pulitzer	339,266	298,995	231,078
Johnny Was (2)	72,591	—	—
Emerging Brands	116,484	90,053	58,200
Lanier Apparel (3)	—	24,858	38,796
Corporate and Other	2,954	3,868	942
Consolidated net sales	$1,411,528	$1,142,079	748,833
Operating Income (Loss) (1)
Tommy Bahama	$172,761	$111,733	$(53,310)
Lilly Pulitzer	67,098	63,601	27,702
Johnny Was (2)	(1,544)	—	—
Emerging Brands (4)	15,602	16,649	(62,724)
Lanier Apparel (3)	—	4,888	(26,654)
Corporate and Other (5)	(35,143)	(31,368)	(8,863)
Consolidated Operating Income	$218,774	$165,503	(123,849)
(1)	The net sales and operating income (loss) of each operating group were negatively impacted by the COVID-19 pandemic starting in Fiscal 2020.
(2)	Amount included for Johnny Was represents the post-acquisition period only. The operating income for Fiscal 2022 for Johnny Was includes $4 million of inventory step-up charges and $5 million of amortization of intangible assets.
(3)	In Fiscal 2021, we exited our Lanier Apparel business, which had been focused on moderately priced tailored clothing and related products. The Lanier Apparel exit is discussed in more detail in Note 11 of our consolidated financial statements included in this report.
(4)	The operating loss for Emerging Brands in Fiscal 2020 included a $60 million impairment charge for goodwill and intangible assets of Southern Tide, with no such charges in Fiscal 2022 or Fiscal 2021.
(5)	The operating loss for Corporate and Other includes a last-in, first-out (“LIFO”) accounting charge of $3 million, charge of $16 million and credit of $9 million in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. During Fiscal 2022 and Fiscal 2021, the operating loss for Corporate and Other also included $3 million of transaction expenses and integration costs associated with the Johnny Was acquisition and a gain on sale of an unconsolidated entity of $12 million, respectively.

Tommy Bahama

Tommy Bahama designs, sources, markets and distributes men’s and women’s sportswear and related products. Tommy Bahama’s typical consumer is older than 45 years old, has a household annual income in excess of $100,000, lives in or travels to warm weather and resort locations and embraces a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as at better department stores, independent specialty stores and multi-branded e-commerce retailers. We also operate Tommy Bahama food and beverage locations and license the Tommy Bahama name for various product categories. During Fiscal 2022, 96% of Tommy Bahama’s sales were in the United States, with the remaining sales in Australia and Canada.

In Fiscal 2022, we increased Tommy Bahama’s sales by 22% to $880 million and operating income by 55% to $173 million, or 19.6%. For comparison, the Fiscal 2022 operating margin for Tommy Bahama was considerably higher than the 15.4% operating margin generated in Fiscal 2021, as well as the 7.9% operating margin on $677 million of net sales generated in the last pre-pandemic year of Fiscal 2019. The significant improvement in operating results reflects the efforts of an important initiative for us in recent years to increase the profitability of the Tommy Bahama operating group. While we made progress on this initiative prior to the COVID-19 pandemic, these efforts were really evident in our Fiscal 2021 and Fiscal 2022 operating results. Maintaining the significantly higher post-pandemic operating income levels continues to be a focus area for the long-term prospects of the Tommy Bahama business.

Direct to Consumer Operations

A key component of our Tommy Bahama strategy is to operate our retail stores, e-commerce websites and food and beverage concepts, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which the products are based. Our Tommy Bahama direct to consumer channels, which consist of full-price retail store, e-commerce, food and beverage and outlet store operations, in the aggregate, represented 83% of Tommy Bahama’s net sales in Fiscal 2022. Full-price retail store, e-commerce, food and beverage and outlet store net sales accounted for 39%, 24%, 13% and 7%, respectively, of Tommy Bahama’s net sales in Fiscal 2022.

Our direct to consumer approach includes various e-commerce websites, including the tommybahama.com website. Our Tommy Bahama e-commerce business, which generated $214 million of net sales in Fiscal 2022, has grown significantly over the last few years, including a 16% increase in net sales compared to Fiscal 2021. Our Tommy Bahama websites allow consumers to buy Tommy Bahama products directly from us via the internet. These websites also enable us to increase our database of consumer contacts, which allows us to communicate directly and frequently with consenting consumers. As we reach more customers in the future, we anticipate that our e-commerce distribution channel for Tommy Bahama will continue to grow at a faster pace than our retail store or wholesale operations.

Our direct to consumer strategy for the Tommy Bahama brand also includes locating and operating full-price retail stores in upscale malls, lifestyle shopping centers, resort destinations and brand-appropriate street locations. Generally, we seek to locate our full-price retail stores in shopping areas and malls that have high-profile or upscale consumer brand adjacencies. As of January 28, 2023, the majority of our Tommy Bahama full-price retail stores were in street-front locations or lifestyle centers with the remainder primarily in regional indoor malls, with a number of those regional indoor locations in resort travel destinations. We believe that we have opportunities for continued sales growth for Tommy Bahama, particularly in our women’s business, which represented 34% and 33% of sales in our direct to consumer operations in Fiscal 2022 and Fiscal 2021, respectively, with women’s swim representing about one-fourth of the women’s business. For Tommy Bahama’s domestic full-price retail stores and retail-food and beverage locations operating for the full Fiscal 2022 year, sales per gross square foot, excluding food and beverage sales and food and beverage space, were approximately $790, compared to approximately $645 in Fiscal 2021.

As of January 28, 2023, we operated 21 Tommy Bahama food and beverage locations including 13 restaurants and eight Marlin Bar locations, generally adjacent to a Tommy Bahama full-price retail store location. These retail-food and beverage locations, which generated approximately 25% of Tommy Bahama’s net sales in Fiscal 2022, provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience. We do not anticipate that the majority of our full-price retail locations will have an adjacent food and beverage location; however, we have determined that an adjacent food and beverage location can further enhance the image or exposure of the brand in select, high-profile, brand appropriate locations. The net sales per square foot in our domestic full-price retail stores that are adjacent to a food and beverage location have historically been approximately twice the sales per square foot of our other domestic full-price retail stores. We believe that the customer immersing themselves into the Tommy Bahama lifestyle by having a meal or a drink at the Tommy Bahama food and beverage location and visiting the adjacent full-price retail store may entice the customer to purchase additional Tommy Bahama merchandise and potentially provide a memorable consumer experience that further enhances the relationship between Tommy Bahama and the consumer. The Marlin Bar concept, like our traditional restaurant locations, is adjacent to one of our full-price retail store locations and serves food and beverages, but in a smaller space and with food options more focused on small plate offerings rather than entrees. We believe that the smaller footprint, reduced labor requirements and lower required capital expenditure of the Marlin Bar concept provides us with the long-term potential for opening additional retail-food and beverage locations that are more in line with evolving customer trends toward fast casual dining, particularly with younger consumers.

Typically, at the end of the summer and holiday season, Tommy Bahama will conduct sales both in-store and online to move end of season product. Utilizing Tommy Bahama’s Enterprise Order Management (EOM) system, many online orders will be fulfilled from retail stores, greatly reducing the amount of goods that ultimately get transferred from full-price retail stores to outlet stores. Tommy Bahama utilizes its outlet stores, which generated 7% of total Tommy Bahama sales in Fiscal 2022, and sales to off-price retailers to sell the remaining end of season or excess inventory. Our Tommy Bahama outlet stores are generally located in outlet shopping centers that include other upscale retailers and serve an important role in overall inventory management by often allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. We believe that this approach has helped us protect the integrity of the Tommy Bahama brand by allowing our full-price retail stores to limit promotional activity while controlling the distribution of discontinued and out-of-season product. To supplement the clearance items sold in Tommy Bahama outlets, we merchandise our Tommy Bahama outlets with certain made-for products. Currently, we operate one outlet store for approximately every four full-price retail stores.

The table below provides certain information regarding Tommy Bahama direct to consumer locations as of January 28, 2023.

	Full-Price	Retail‑Food & Beverage
	Retail Stores	Locations (1)	Outlet Stores	Total
Florida	18	8	5	31
California	14	4	4	22
Texas	6	2	4	12
Hawaii	5	4	1	10
Other states	42	3	14	59
Total domestic	85	21	28	134
Canada	6	—	2	8
Total North America	91	21	30	142
Australia	12	—	3	15
Total	103	21	33	157
Average square feet per store (2)	3,400	4,300	4,400
Total square feet at year end (2)	350,000	90,000	145,000
(1)	Consists of 13 traditional format retail-restaurant locations and eight Marlin Bar locations.
(2)	Square feet for retail-food and beverage locations consists of retail square footage and excludes square feet used in the associated food and beverage operations.

During Fiscal 2022, Florida, California, Hawaii and Texas represented 33%, 16%, 13% and 9%, respectively, of our Tommy Bahama direct to consumer retail and retail-food and beverage location sales. Including e-commerce sales, during Fiscal 2022, Florida, California, Hawaii and Texas represented 27%, 15%, 9% and 8%, respectively, of total Tommy Bahama direct to consumer sales.

The table below reflects the changes in store count for Tommy Bahama locations during Fiscal 2022.

	Full-Price	Retail‑Food & Beverage
	Retail Stores	Locations	Outlet Stores	Total
Open as of beginning of fiscal year	102	21	35	158
Opened	2	—	—	2
Closed	(1)	—	(2)	(3)
Open as of end of fiscal year	103	21	33	157

In future periods, we anticipate that many of our new Tommy Bahama store openings will be Marlin Bar locations that are either new locations or conversions of existing full-price retail stores. Currently, we have three Marlin Bar openings scheduled for Fiscal 2023, including the conversion of Tommy Bahama full-price retail locations in Palm Beach Gardens, Florida and San Antonio, Texas as well as a new Marlin Bar in Winter Park, Florida. We also have other locations in the pipeline for openings in Fiscal 2024 and beyond and anticipate opening as many as five Marlin Bar locations in Fiscal 2024, subject to lease negotiation, construction timing and other factors. We continue to look for other appropriate locations for full-price retail stores and Marlin Bars. In addition to the planned Marlin Bars, we also have two full-price retail store relocations and a couple of other new locations in negotiation. We believe that in Fiscal 2023, we may close a limited number of locations, including certain outlets and full-price retail locations.

The construction of and relocation of retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater operating costs. In addition to new store openings, we also incur capital expenditure costs related to remodels or expansions of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. The cost of a Tommy Bahama Marlin Bar is significantly more than the cost of a full-price retail store and can vary significantly depending on a variety of factors. Historically, the cost to build out our Marlin Bar locations has been approximately $3 million and future locations may be more expensive than that amount. For most of our full-price retail stores and our Marlin Bar locations, the landlord often provides certain incentives to fund a portion of our capital expenditures.

Wholesale Operations

To complement our direct to consumer operations and have access to a larger group of consumers, we maintain a wholesale business for Tommy Bahama. Tommy Bahama’s wholesale customers include better department stores, specialty stores and multi-brand e-commerce retailers that generally follow a retail model approach with limited discounting. We value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of the Tommy Bahama brand within their stores.

With its wide distribution currently, we believe that sales growth in our men’s apparel wholesale business may be somewhat limited in the long-term. However, we believe that we may have opportunities for wholesale sales increases for our Tommy Bahama women’s business in the future, with its appeal evidenced by its performance in our full-price retail stores and e-commerce websites. Wholesale sales for Tommy Bahama accounted for 17% of Tommy Bahama’s net sales in Fiscal 2022. Approximately 10% of Tommy Bahama’s net sales reflects sales to major department stores with our remaining wholesale sales primarily to specialty stores. During Fiscal 2022, 12% of Tommy Bahama’s net sales were to Tommy Bahama’s 10 largest wholesale customers, with its largest customer representing less than 5% of Tommy Bahama’s net sales.

Tommy Bahama Resort

On November 14, 2022, Tommy Bahama entered into a licensing arrangement for the first Tommy Bahama resort. Pursuant to the licensing agreement, the Miramonte Resort & Spa in Indian Wells, California will be converted into the Tommy Bahama Miramonte Resort & Spa, with an anticipated completion date in late 2023. Upon conversion of the property, Tommy Bahama will earn royalty income calculated as a percentage of revenues associated with the resort. The property will be managed and operated by a national commercial and hospitality real estate company with considerable experience in premier resort development and operations.

Lilly Pulitzer

Lilly Pulitzer designs, sources, markets and distributes upscale collections of women’s and girl’s dresses, sportswear and related products. The Lilly Pulitzer brand was originally created in the late 1950s by Lilly Pulitzer and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including among young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found on our Lilly Pulitzer website, lillypulitzer.com, in our owned Lilly Pulitzer stores, and in Lilly Pulitzer Signature Stores, which are described below, as well as in independent specialty stores and better department stores. During Fiscal 2022, 34%, 34% and 14% of Lilly Pulitzer’s net sales were for women’s dresses, sportswear, and Luxletic apparel products, respectively, with the remaining sales consisting of Lilly Pulitzer accessories, including scarves, bags, jewelry and belts, children’s apparel, swim, footwear and licensed products.

Direct to Consumer Operations

Lilly Pulitzer’s direct to consumer distribution channel, which consists of e-commerce operations and full-price retail stores, represented 84% of Lilly Pulitzer’s net sales in Fiscal 2022. A key element of our Lilly Pulitzer strategy is the lillypulitzer.com website, which generated $172 million, or 51%, of Lilly Pulitzer’s net sales in Fiscal 2022. Another key component of our Lilly Pulitzer direct to consumer strategy is to operate our own Lilly Pulitzer stores, which represented 33% of Lilly Pulitzer’s net sales in Fiscal 2022.

The Lilly Pulitzer e-commerce business has experienced double-digit percentage growth for many years, and we anticipate that the net sales growth of the e-commerce business will remain strong in the future. We utilize the Lilly Pulitzer website as an effective means of liquidating discontinued or out-of-season inventory in a brand appropriate manner and at gross margins in excess of 40% via e-commerce flash clearance sales. These sales create a significant amount of excitement with loyal Lilly Pulitzer consumers, who are looking for an opportunity to purchase Lilly Pulitzer products at a discounted price and are also important in attracting new consumers to the Lilly Pulitzer brand. These e-commerce flash clearance sales typically run for three days during the summer clearance period in September and for two days during the post-holiday clearance period in January, allowing the Lilly Pulitzer website to generally remain full-price for the remaining 360 days of the year. During Fiscal 2022, 31% of Lilly Pulitzer’s e-commerce sales, or 16% of Lilly Pulitzer’s net sales, were e-commerce flash clearance sales.

Our full-price retail store strategy for the Lilly Pulitzer brand includes operating full-price retail stores in higher-end lifestyle shopping centers and malls, resort destinations and brand-appropriate street locations. As of January 28, 2023, about 40% of our Lilly Pulitzer full-price stores were located in outdoor regional lifestyle centers and approximately one-third of our Lilly Pulitzer stores were located in indoor regional malls, with the remaining locations in resort or street locations. In certain seasonal locations such as Nantucket and Watch Hill, our stores are only open during the resort season. Additionally, we may open temporary pop-up stores in certain locations.

Lilly Pulitzer’s full-price retail store sales per gross square foot for Fiscal 2022 were approximately $765 for the full-price retail stores which were open the full Fiscal 2022 year, as compared to $685 in Fiscal 2021. The table below provides certain information regarding Lilly Pulitzer direct to consumer locations as of January 28, 2023.

Full-Price
Retail Stores
Florida	20
Massachusetts	7
Virginia	5
North Carolina	4
Other	23
Total	59
Average square feet per store	2,500
Total square feet at year-end	145,000

During Fiscal 2022, 50% of Lilly Pulitzer’s full-price retail store sales were in stores located in Florida with no other state generating more than 10% of full-price retail store sales. Including e-commerce sales, during Fiscal 2022, Florida represented 33% of total Lilly Pulitzer direct to consumer sales.

The table below reflects the changes in direct to consumer location count for Lilly Pulitzer stores during Fiscal 2022.

Full-Price
Retail Stores
Open as of beginning of fiscal year	58
Opened	3
Closed	(2)
Open as of end of fiscal year	59

Currently, we expect to open at least two new full-price retail stores in Fiscal 2023, including in Delray Beach, Florida and Charlotte, North Carolina. We are in the process of identifying sites or negotiating leases for additional locations. We continue to look for other appropriate locations and anticipate returning to a pace of opening as many as five locations per year in the future. At the same time, we may relocate or close a limited number of locations at lease expiration. The construction of and relocation of retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater operating costs. In addition to new store openings, we also incur capital expenditure costs related to remodels or expansions of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate.

Wholesale Operations

To complement our direct to consumer operations and have access to a larger group of consumers, we maintain wholesale operations for Lilly Pulitzer. These wholesale operations, which represented 16% of Lilly Pulitzer’s net sales in Fiscal 2022, are primarily with Signature Stores, independent specialty stores, better department stores and multi-branded e-commerce retailers that generally follow a retail model approach with limited discounting. During Fiscal 2022, about one-third of Lilly Pulitzer’s wholesale sales were to Lilly Pulitzer’s Signature Stores, one-third of Lilly Pulitzer’s wholesale sales were to specialty stores and about one-fifth of Lilly Pulitzer’s wholesale sales, or less than 5% of Lilly Pulitzer’s net sales, were to department stores. The remaining wholesale sales were primarily to national accounts, including on-line retailers, and off-price retailers. Lilly Pulitzer’s net sales to its 10 largest wholesale customers represented 8% of Lilly Pulitzer’s net sales in Fiscal 2022 with its largest customer representing less than 5% of Lilly Pulitzer’s net sales.

An important part of Lilly Pulitzer’s wholesale distribution is sales to Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Lilly Pulitzer Signature Store, subject to certain conditions, including designating substantially all floor space specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of January 28, 2023, there were 48 Lilly Pulitzer Signature Stores.

Johnny Was

On September 19, 2022, we acquired the Johnny Was California lifestyle brand and related operations, which includes the design, sourcing, marketing and distribution of collections of affordable luxury, artisan-inspired bohemian apparel, accessories and home goods. The Johnny Was brand was founded in 1987 and continues to transcend fashion trends with its beautifully crafted, globally inspired products and demonstrates a unique ability to combine and mix elevated fabrics, patterns, bespoke prints and artisanal embroidery that distinguishes its product in the marketplace. Johnny Was products can be found on the Johnny Was website, johnnywas.com, and in our full-price retail stores as well as select department stores and specialty stores. During the 12 months ended January 28, 2023, 90% of the net sales of Johnny Was were for women’s apparel, with the remaining sales consisting of Johnny Was accessories, including home products, shoes, scarves, handbags, and jewelry.

Direct to Consumer Operations

The Johnny Was direct to consumer distribution channel, which consists of e-commerce operations and the Johnny Was retail stores, represented 75% of the Johnny Was net sales in the 12 months ended January 28, 2023. A key element of the Johnny Was strategy is the johnnywas.com website, which generated $83 million of net sales, or 40% of the net sales of Johnny Was, in the 12 months ended January 28, 2023. Another key component of our Johnny Was direct to consumer strategy is to operate our own Johnny Was stores, which represented 35% of the net sales of Johnny Was in the 12 months ended January 28, 2023.

The Johnny Was e-commerce business has experienced very strong growth in recent years, and we anticipate that the net sales growth of the e-commerce business will remain strong in the future. Our full-price retail store strategy for the Johnny Was brand includes operating full-price retail stores in higher-end lifestyle shopping centers and malls, resort destinations and brand-appropriate street locations. As of January 28, 2023, about 70% of the Johnny Was full-price stores were located in lifestyle centers, open air shopping environments or street front locations with the remaining 30% of locations in indoor regional malls. Full-price retail store sales per gross square foot for Johnny Was for the 12 months ended January 28, 2023 were approximately $740 for the full-price retail stores which were open the full 12 months.

Our Johnny Was outlet stores are generally located in outlet shopping centers that include other upscale retailers and serve an important role in overall inventory management by often allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties.

The table below provides certain information regarding Johnny Was direct to consumer locations as of January 28, 2023.

	Full-Price
	Retail Stores	Outlet Stores	Total
California	17	1	18
Florida	8	1	9
Texas	8	—	8
New York	3	—	3
Other states	29	—	29
Total	65	2	67
Average square feet per store	1,700	1,300
Total square feet at year end	110,000	2,500

During the 12 months ended January 28, 2023, 29%, 16% and 13% of the retail store sales of Johnny Was were in stores located in California, Texas and Florida, respectively. During the 12 months ended January 28, 2023, including e-commerce sales, California, Texas, and Florida represented 24%, 15% and 11%, respectively, of our total Johnny Was direct to consumer sales.

The table below reflects the changes in store count for Johnny Was during Fiscal 2022.

	Full-Price
	Retail Stores	Outlet Stores	Total
Open as of January 29, 2022	56	2	58
Opened	5	—	5
Open as of September 19, 2022 acquisition date	61	2	63
Opened	4	—	4
Open as of end of fiscal year	65	2	67

Currently, we expect to open approximately 10 new full-price retail stores in Fiscal 2023. During Fiscal 2023, we anticipate opening full-price retail stores across the country including stores in Colorado, Idaho, Missouri, Oklahoma, North Carolina and New York as well as additional stores in California and Florida. We believe that in Fiscal 2023, we may relocate or close a limited number of locations at lease expiration. The construction of and relocation of retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. The cost to build-out a Johnny Was retail store is typically less than $0.5 million. In addition to new store openings, we also incur capital expenditure costs related to remodels or expansions of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate.

Wholesale Operations

To complement our direct to consumer operations and have access to a larger group of consumers, we maintain wholesale operations for Johnny Was. These wholesale operations are primarily with better independent specialty and department stores and multi-branded e-commerce retailers that generally follow a retail model approach with limited discounting. During the 12 months ended January 28, 2023, 25% of the net sales of Johnny Was were sales to wholesale customers. During the 12 months ended January 28, 2023, about 40% and 30% of the wholesale sales of Johnny Was were to specialty stores and department stores, respectively. The remaining wholesale sales were primarily to off-price retailers and retailers in countries outside of the United States. Net sales to the 10 largest wholesale customers of Johnny Was represented 14% of the net sales of Johnny Was in the 12 months ended January 28, 2023 with its largest customer representing less than 5% of Johnny Was’ net sales.

Emerging Brands

Emerging Brands, which was organized in Fiscal 2022, consists of the operations of our smaller, earlier stage Southern Tide, TBBC and Duck Head brands. Each of the brands included in Emerging Brands designs, sources, markets and distributes apparel and related products bearing its respective trademarks and is supported by Oxford’s emerging brands team that provides certain support functions to the smaller brands, including marketing and advertising execution, analysis and other functions. The shared resources provide for operating efficiencies and enhanced knowledge sharing across the brands. We acquired Southern Tide in 2016, Duck Head in 2016 and TBBC in 2017.

The table below reflects the net sales (in thousands) for Fiscal 2022 by brand for each brand included in Emerging Brands.

Fiscal 2022
Southern Tide	$62,769
TBBC	44,911
Duck Head	8,804
Total Emerging Brands net sales	$116,484

The brands distribute their products on their brand-specific e-commerce websites, southerntide.com, thebeaufortbonnetcompany.com and duckhead.com, as well as wholesale channels of distribution for each brand that may include independent specialty retailers, better department stores and brand specific Signature Stores. During Fiscal 2022, the majority of the sales of both Southern Tide and Duck Head were wholesale sales, while the majority of TBBC sales were direct to consumer sales.

Also, a key component of our Southern Tide and TBBC growth strategy is to expand our direct to consumer retail store operations after both brands opened their first retail store locations in recent years. The table below provides certain information regarding the Emerging Brands direct to consumer locations as of January 28, 2023.

	Southern Tide	TBBC	Total Emerging Brands
Florida	5	2	7
North Carolina	1	—	1
South Carolina	—	1	1
Total	6	3	9
Average square feet per store	1,700	1,400
Total square feet at year end	10,000	4,200

The table below reflects the changes in direct to consumer location count for Emerging Brands during Fiscal 2022.

	Southern Tide	TBBC	Total Emerging Brands
Open as of beginning of fiscal year	4	1	5
Opened	2	2	4
Closed	—	—	—
Open as of end of fiscal year	6	3	9

During the First Quarter of Fiscal 2023, we acquired three Southern Tide Signature Stores located in Massachusetts, and during Fiscal 2023 we expect to open at least five additional Southern Tide stores, with the majority of those in Florida, resulting in a planned store count increase of eight or more for Southern Tide during Fiscal 2023. Additionally, for TBBC, we anticipate opening two new stores during Fiscal 2023. We continue to look at additional opportunities for new full-price store locations for both Southern Tide and TBBC. The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We anticipate that most future retail store openings for Southern Tide and TBBC will generally be approximately 1,500 to 2,500 square feet; however, the determination of actual size of the store will depend on a variety of criteria.

Lanier Apparel

In Fiscal 2021, we exited our Lanier Apparel business, which had been focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic. The operating results of the Lanier Apparel business in Fiscal 2021 largely consisted of activities associated with the wind down of operations following our Fiscal 2020 decision to exit the business. Refer to Note 11 and Note 2 of our consolidated financial statements included in this report for additional information about the Lanier Apparel exit and Fiscal 2021 operating results.

Corporate and Other

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales, any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments as our LIFO pool does not correspond to our operating group definitions, and the operations of our Lyons, Georgia distribution center and our Oxford America business, which generated net sales of $1 million and was exited in Fiscal 2022, and our $8 million minority ownership interest in a property in Indian Wells, California that will be converted into the Tommy Bahama Miramonte Resort and Spa during Fiscal 2023.

TRADEMARKS

We own trademarks, many of which are very important and valuable to our business, including Tommy Bahama®, Lilly Pulitzer®, Johnny Was®, Southern Tide®, The Beaufort Bonnet Company® and Duck Head®. Generally, our trademarks are subject to registrations and pending applications throughout the world for use on apparel and, in some cases, apparel-related products, accessories, home furnishings and beauty products, as well as in connection with retail services. We continue to evaluate our worldwide usage and registration of our trademarks. In general, trademarks remain valid and enforceable as long as the trademarks are used in connection with our products and services in the relevant jurisdiction and the required registration renewals are filed. Important factors relating to risks associated with our trademarks include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

ADVERTISING AND MARKETING

During Fiscal 2022, we incurred $82 million, or 6% of net sales, of advertising expense. Advertising and marketing are an integral part of the long-term strategy for our lifestyle brands, and we therefore devote significant resources to these efforts. Thus, we believe that it is very important that our brands communicate regularly with consumers about product offerings or other brand events in order to maintain and strengthen connections with consumers. Our advertising emphasizes the respective brand’s image and lifestyle and attempts to engage individuals within the target consumer demographic and guide them on a regular basis to our e-commerce websites, direct to consumer locations or wholesale customers’ stores and websites in search of our products.

We increasingly utilize digital marketing, social media and email, and continue to use traditional direct mail communications, to interact with our consumers. We vary our engagement tactics to elevate the consumer experience as we attract new consumers, drive conversion, build loyalty, activate consumer advocacy and address the transformation of consumer shopping behaviors. Our creative marketing teams design and produce imagery and content, social media strategies and email and print campaigns designed to inspire the consumer and drive traffic to the brand. We attempt to increase our brand awareness through a strategic emphasis on technology and the elevation of our digital presence which encompasses e-commerce, mobile e-commerce, digital media, social media and influencer marketing. In this environment where many people are digital-first consumers, we continue to enhance our approach to digital marketing and invest in analytical capabilities to promote a more personalized experience across our distribution channels. At the same time, we continue to innovate to better meet consumer online shopping preferences (e.g. loyalty, ratings and reviews and mobile phone applications) and build brand equity. The ongoing trend towards a digital first consumer that was accelerated as a result of the COVID-19 pandemic provided a catalyst for accelerating the implementation of new direct to consumer business models and consumer engagement programs, such as selling through social media.

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

We believe that highly visible full-price retail stores with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers to visit and buy merchandise. We believe that full-price retail stores attract new consumers and enhance the shopping experience of our existing customers, which will increase consumer brand loyalty, our net sales and sales of our products by our wholesale customers.

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

PRODUCT DESIGN

We believe the principal competitive factors in the apparel industry are the reputation, value, and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing (including through rapidly shifting digital and social media vehicles); product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is dependent on our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.

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

Although we place a high value on long-term relationships with our suppliers of apparel and related products and have used many of our suppliers for a number of years, we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. Thus, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with the greatest flexibility in identifying the appropriate manufacturers while considering quality, cost, timing of product delivery and other criteria. During Fiscal 2022, we purchased our products from more than 250 suppliers, with a significant concentration of suppliers in Asia. Our 10 largest suppliers provided approximately one-third of our product purchases. During Fiscal 2022, no individual third party manufacturer, licensee or other supplier provided more than 10% of our product purchases in total. We generally acquire products sold in our food and beverage operations from various third party domestic suppliers, with a particular emphasis on procuring sustainably sourced food and locally grown produce.

During Fiscal 2022, approximately 36%, 23%, and 11% of our apparel and related products acquired directly by us or via buying agents, were from producers located in China, Vietnam and Peru, respectively, with no other country representing more than 10% of such purchases. We expect that the percentage of our products sourced from producers located in China will increase to closer to 40% in Fiscal 2023, as Fiscal 2023 will include a full year of purchases for Johnny Was, which has a significantly higher concentration of production in China than our other brands. For the 12 months ended January 28, 2023, the percentage of products sourced from China for our Tommy Bahama, Lilly Pulitzer and Johnny Was operating groups were 40%, 23% and 92%, respectively. While we have and will continue to work on diversifying our supplier base and reducing the concentration of manufacturing from China in the future, the majority of fibers included in our apparel and other products currently originate in China even if the products are manufactured elsewhere.

We purchase our apparel and related products from third party producers, substantially all as package purchases of finished goods. These products are manufactured with oversight by us or our third party buying agents and to our design and fabric specifications. The use of third party manufacturers reduces the amount of capital investment required by us, as operating manufacturing facilities requires a significant amount of capital investment, labor and oversight. We depend on third party producers to secure a sufficient supply of specified raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. We believe that purchasing substantially all of our products as package purchases allows us to reduce our working capital requirements as we are not required to purchase, or finance the purchase of, the raw materials or other production costs related to our apparel and related product purchases until we take ownership of the finished goods, which typically occurs when the goods are shipped by the third party producers.

As the manufacture and transportation of apparel and related products for our brands may take as many as six months for each season, we typically make commitments months in advance of when products will arrive in our full-price retail stores or our wholesale customers’ stores. As our merchandising departments must estimate our requirements for finished goods purchases for our own full-price retail stores and e-commerce sites based on historical product demand data and other factors, and as purchases for our wholesale accounts must be committed to prior to the receipt of all wholesale customer orders, we carry the risk that we have purchased more inventory than will ultimately be desired or that we will not have purchased sufficient inventory to satisfy demand, resulting in lost sales opportunities.

As part of our commitment to source our products in a lawful, ethical and socially responsible manner, each of our operating groups has implemented a code of conduct program applicable to vendors from whom we purchase apparel and related products, which includes provisions related to abiding by applicable laws as well as compliance with other business or ethical standards, including related human rights, health, safety, working conditions, environmental and other requirements. We require that each of our vendors and licensees comply with the code of conduct or substantially similar compliance standards. All of our vendors from whom we purchase goods are also required by us to adhere to the United States Customs and Border Protection’s Customs-Trade Partnership Against Terrorism program, including standards relating to facility, procedural, personnel and cargo security.

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

CORPORATE RESPONSIBILITY

We believe that as a leading apparel company, we have a responsibility to reduce our environmental impact and make the world a better place for all people. Our Board is ultimately charged with overseeing the risks to our business on behalf of our shareholders, and we believe that our Board’s active involvement in oversight of environmental, social and governance (“ESG”) initiatives affords us tremendous benefits. We report routinely to our Board and/or various Board committees about ESG risks and strategies and communicate insights provided by our directors to our brands to assist in formulating ESG goals and initiatives. Within our Corporate team, at the end of Fiscal 2022, we created an enterprise-wide Corporate Responsibility Department reporting to our General Counsel which, with input from our Executive Leadership Team, will focus in the immediate future on assessing ESG opportunities within our industry, establishing baseline metrics and objectives which we expect to publish in the future and collaborating with our brands on potential opportunities to execute brand-specific ESG initiatives.

Reducing our Footprint

Our business operations – throughout the value chain – impact the environment, and we are committed to identifying and executing commercially viable environmental sustainability initiatives to further a safer, more sustainable world for the generations that follow us. Our brands are continuously working to improve sustainability in direct to consumer location design and operations, and we have also undertaken efforts to implement sustainability measures at our offices and distribution centers.

Increasing our use of sustainable materials is and will continue to be a key priority, and we are excited to introduce products crafted from sustainable materials. For example, in Fiscal 2022, we launched the Tommy Bahama Palm ModernTM line of women’s swimwear, made with 75% recycled nylon. At Southern Tide, we reintroduced the Shoreline shorts, beloved by customers for their versatility and comfort, in 100% recycled materials. Within our businesses, we also seek to use preferred materials that are more environmentally responsible than their conventional counterparts like LENZINGTM, ECOVEROTM Viscose and TENCELTM Modal and raw materials that are certified to the Global Organic Textile Standard or Global Recycled Standard.

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

In 2020, we announced the launch of the Oxford Educational Access Initiative to further our goal of reducing economic and racial inequality through access to education. We believe that every child, regardless of race or economic circumstance, deserves the chance to learn and be successful. Over the course of four years beginning in 2021, we have given and will continue to give an aggregate of $1 million to community organizations with innovative program models that address a broad spectrum of educational challenges that children in underserved communities face. Each of our brands has selected recipient organizations that are working to address disparities in educational access and barriers to success for children in our local communities.

IMPORT RESTRICTIONS AND OTHER GOVERNMENT REGULATIONS

We are exposed to certain risks as a result of our international operations as substantially all of our merchandise, as well as the products purchased by our licensing partners, is manufactured by foreign suppliers as discussed above. Products imported by us, or imported by others and ultimately sold to us, are subject to customs, trade and other laws and regulations governing their entry into the United States and other countries where we sell our products, including various federal, state, local and foreign laws and regulations that govern any of our activities that may have adverse environmental, health and safety effects. Noncompliance with these laws and regulations may result in significant monetary penalties.

Substantially all of the merchandise we acquire is subject to certain duties which are assessed on the value of the imported product. These amounts represent a component of the inventories we sell and are included in cost of goods sold in our consolidated statements of operations. We paid total duties of more than $57 million on products imported into the United States directly by us in Fiscal 2022, with the average duty rate on those products of approximately 17% of the value of the imported product in Fiscal 2022. Duty rates vary depending on the type of garment, fiber content and country of origin and are subject to change in future periods. In addition, while the World Trade Organization’s member nations have eliminated quotas on apparel and textiles, the United States and other countries into which we import our products are still allowed in certain circumstances to unilaterally impose "anti-dumping" or "countervailing" duties in response to threats to their comparable domestic industries.

Although we have not been materially inhibited from sourcing products from desired markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and enter into new markets. In recent years the United States government has implemented additional duties on certain product categories across various industries. It is possible that additional duty increases could occur in future years, which could have a significant unfavorable impact on the apparel retail industry and our cost of goods sold, operations, net sales, net earnings and cash flows. Our management regularly monitors proposed regulatory changes and the existing regulatory environment, including any impact on our operations or on our ability to import products. As a result of these changes and increased costs of production in certain countries that unfavorably impact our cost of goods sold, we continue to make changes in our supply chain, including exiting certain factories and sourcing those products from a factory in a different foreign country.

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

DISTRIBUTION CENTERS

We operate a number of distribution centers. Our Auburn, Washington, King of Prussia, Pennsylvania and Los Angeles, California distribution centers serve our Tommy Bahama, Lilly Pulitzer and Johnny Was operating groups, respectively. Additionally, a third party distribution center in Los Angeles, California provides distribution services for the Johnny Was e-commerce operations. Our Lyons, Georgia distribution center provides primary distribution services for our smaller Southern Tide, TBBC and Duck Head businesses, as well as certain distribution services for our Lilly Pulitzer and Tommy Bahama businesses.

Activities at the distribution centers include receiving finished goods from suppliers, inspecting the products and shipping the products to our retail store, e-commerce and wholesale customers, as applicable. We seek to maintain sufficient levels of inventory at the distribution centers to support our direct to consumer operations, as well as pre-booked, at-once and some in-stock replenishment orders for our wholesale customers. We use a local third party distribution center for our Tommy Bahama Australia operations.

In Fiscal 2022, 80% of our net sales were direct to consumer sales, which are filled on a current basis; accordingly, an order backlog is not material to our business.

INFORMATION TECHNOLOGIES

We believe that sophisticated information systems and functionality are important components of maintaining our competitive position and supporting continued growth of our businesses, particularly in the ever-changing consumer shopping environment. Our information systems are designed to provide effective retail store, e-commerce, food and beverage and wholesale operations while emphasizing efficient point-of-sale, distribution center, design, sourcing, order processing, marketing, customer relationship management, accounting and other functions. We regularly evaluate the adequacy of our information technologies and upgrade or enhance our systems to gain operating efficiencies, to provide additional consumer access and to support our anticipated growth as well as other changes in our business. We believe that continuous upgrading and enhancements to our information systems with newer technology that offers greater efficiency, functionality and reporting capabilities is critical to our operations and financial condition. We plan to increase our investment in information technology initiatives in Fiscal 2023 compared to Fiscal 2022 levels which will result in increased capital expenditures and SG&A and decrease operating margin from the levels achieved in Fiscal 2022 in the near term but provide significant long term benefits to our business operations and financial success.

LICENSING AND OTHER DISTRIBUTION ARRANGEMENTS

We license certain of our trademarks, including the Tommy Bahama and Lilly Pulitzer names, to licensees in categories beyond our brands’ core product categories. We believe licensing is an attractive business opportunity for our larger lifestyle brands. Once a brand is more fully established, licensing typically requires modest additional investment but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a licensee for our brands, we consider the candidate’s experience, financial stability, sourcing expertise and marketing ability. We also evaluate the marketability and compatibility of the proposed licensed products with the brand image and our own products.

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

We license the Tommy Bahama brand for a broad range of product categories including indoor furniture, outdoor furniture, beach chairs, bedding and bath linens, fabrics, leather goods and gifts, headwear, hosiery, sleepwear, shampoo, toiletries, fragrances, cigar accessories, distilled spirits, resort operations and other products. Third party license arrangements for Lilly Pulitzer products include stationery and gift products; home furnishing products; and eyewear.

In addition to our license arrangements for the specific product categories listed above, we may enter into certain international distributor agreements which allow third parties to distribute apparel and other products on a wholesale and/or retail basis within certain countries or regions. As of January 28, 2023, we have agreements for the distribution of Tommy Bahama products in the Middle East and parts of Latin America. The products sold by the distributors generally are identical to the products sold in our own Tommy Bahama stores. In addition to selling Tommy Bahama goods to wholesale accounts, the distributors may, in some cases, operate a limited number of their own retail stores. Additionally, we have arrangements for distribution of Johnny Was products in certain countries. None of our international distributor agreements are expected to generate growth that would materially impact our operating results in the near term.

SEASONAL ASPECTS OF BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items and the September 2022 acquisition of Johnny Was, we do not believe that net sales or operating income by quarter in Fiscal 2022 is indicative of the expected proportion of amounts by quarter for future periods.

HUMAN CAPITAL MANAGEMENT

Our key strategy is to own brands that make people happy, and we recognize that successful execution of our strategy starts with people. We believe treating people fairly and with respect is key to long-term success and, more importantly, is simply the right thing to do.

As of January 28, 2023, we employed approximately 6,000 individuals globally, more than 95% of whom were in the United States. Approximately 70% of our employees were retail store and food and beverage employees. Our employee base fluctuates during the year, as we typically hire seasonal employees to support our retail store and food and beverage operations, primarily during the holiday selling season. None of our employees as of January 28, 2023 was represented by a union.

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

Talent and Development

We are always looking for great people to join our team. We recognize that in order to remain competitive, we must attract, develop and retain top caliber employees in our design, marketing, merchandising, information technology and other functions, as well as in our direct to consumer locations and distribution centers. Competition for talented employees is intense.

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

As of January 28, 2023, our domestic workforce, which comprised over 95% of our employee population, was self-disclosed as 34% male, 65% female and less than 1% undisclosed or choosing not to identify. Among our management employees, who comprise approximately 18% of our workforce, the self-disclosed figures were 29% male, 71% female and less than 1% undisclosed or choosing not to identify. As of January 28, 2023, the self-disclosed ethnicity of our domestic workforce was 60% white (not Hispanic or Latino) and 40% non-white, whereas for management employees, the self-disclosed ethnicity figures were 75% white (not Hispanic or Latino) and 25% non-white.

INFORMATION

Oxford Industries, Inc. is a Georgia corporation originally founded in 1942. Our corporate headquarters are located at 999 Peachtree Street, N.E., Ste. 688, Atlanta, Georgia 30309. Our internet address is oxfordinc.com. Copies of our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website the same day that they are electronically filed with the SEC. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). The information on our website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.

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

We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns, particularly in the United States. The demand for apparel products changes as regional, domestic and international economic conditions change and may be significantly impacted by trends in consumer confidence and discretionary consumer spending patterns. These trends may be influenced by employment levels; recessions; inflation and increased interest rates; fuel and energy costs; tax rates; personal debt levels; savings rates; stock market and housing market volatility; shifting social ideology; and general uncertainty about the future. The factors impacting consumer confidence and discretionary consumer spending patterns are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy.

In recent months, we have seen increased uncertainty about current and future economic conditions, which has led to heightened concerns about inflation, a global economic recession, geopolitical issues, the stability of the U.S. banking system, the availability and cost of credit and continued increases in interest rates. These conditions are creating a complex and challenging retail environment, which may impact consumer spending and consumer preferences. For instance, entering Fiscal 2023, these concerns have led to conservative purchase order decisions for future seasons by many of our wholesale customers. A decline in consumer confidence or change in discretionary consumer spending patterns could reduce our sales, increase our inventory levels, result in more promotional activities and/or lower our gross margins, any or all of which may adversely affect our business and financial condition.

The COVID-19 pandemic has had, and may in the future have, a material adverse effect on our business, revenues, financial condition and results of operations.

Since 2020, the COVID-19 pandemic has created tremendous uncertainty and disruption in the global economy and has had an adverse impact on our business, revenues and results of operations. In Fiscal 2020, we experienced a net sales decline of 33% from Fiscal 2019 and incurred a net loss of $96 million. While our bricks and mortar operations largely resumed normal operations during most of Fiscal 2021 and Fiscal 2022, we did continue to experience temporary closures of our physical locations due to one or more employees testing positive for COVID-19, and our operations were impacted by various health and safety guidelines and restrictions imposed by state and local governments. There can be no assurance that distribution centers, restaurants and/or retail stores will not close in the future, including for extended periods, upon additional COVID-19 outbreaks, which may have a material adverse effect on our business, revenues, financial condition and results of operations.

We also rely on suppliers outside of the United States to manufacture our products. As a result of COVID-19 and the measures designed to contain the spread of the virus, our third party suppliers, who are concentrated in Asia, have been, and may in the future be, impacted by materials, capacity, capability or labor constraints. The failure to timely deliver products to us in accordance with our specifications negatively impacts our inventory levels and our ability to have fresh, in-season product available for sale, which may adversely impact our revenues. In addition, we engage freight forwarders, logistics providers and third party shipping vendors to deliver products to us, our retail locations and/or our customers. Service delays or disruptions, restrictions on services available to us or price increases imposed by these vendors due to increased demand or operational challenges has and may continue to exacerbate these challenges, which could also result in lost sales, returns, requests for refunds or cancellation of orders, any or all of which could harm our reputation and relationships with our customers.

The rapid development and fluidity of the pandemic prevents us from making any prediction as to its ultimate impact. The full extent of the impact of COVID-19 on our future revenues, operations, financial condition and results of operations continues to remain uncertain. Furthermore, other public health crises, including any outbreak of other diseases or pandemics, could negatively impact our business and results of operations.

We operate in a highly competitive industry with significant pricing pressures and heightened customer expectations.

We operate in a highly competitive industry in which the principal competitive factors are the reputation, value and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing (including through rapidly shifting digital and social media vehicles); product fulfillment capabilities; and customer service. The highly competitive apparel industry is characterized by low barriers to entry, with new competition entering the marketplace regularly. There are numerous domestic and foreign apparel designers, distributors, importers, licensors and retailers. Some of these companies may be significantly larger or more diversified than us and/or have significantly greater financial resources than we do.

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

We believe that our ability to compete successfully is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers when and where they seek it. Although certain of our products carry over from season to season, the apparel industry is subject to rapidly changing fashion trends and shifting consumer expectations. The increasing shift to digital brand engagement and social media communication, as well as the attempted replication of our products by competitors, presents emerging challenges for our business. The apparel industry is also impacted by changing consumer preferences regarding spending categories generally, including shifts away from traditional consumer product spending and towards “experiential” spending and sustainable products. There can be no assurance that we will be able to successfully evaluate and adapt our products to align with evolving trends. Any failure on our part to develop and market appealing products could harm the reputation and desirability of our brands and products and/or result in weakened financial performance.

Our operations and those of our suppliers, vendors and wholesale customers may be affected by changes in weather patterns, natural or man-made disasters, public health crises, war, terrorism or other catastrophes.

Our sales volume and operations and the operations of third parties on whom we rely, including our suppliers, vendors, licensees and wholesale customers, may be adversely affected by unseasonable or severe weather conditions, natural or man-made disasters, hurricanes, public health crises, war, terrorist attacks, including heightened security measures and responsive military actions, or other catastrophes which may cause consumers to alter their purchasing habits or result in a disruption to our operations. Our business may also be adversely affected by instability, disruption or destruction, regardless of cause. These events may result in closures of our retail stores, restaurants, offices or distribution centers and/or declines in consumer traffic, which could have a material adverse effect on our business, results of operations or financial condition. Because of the seasonality of our business, the concentration of a significant proportion of our retail stores and wholesale customers in certain geographic regions, including a resort and/or coastal focus for most of our lifestyle brands, and the concentration of our sourcing and distribution center operations, the occurrence of such events could disproportionately impact our business, financial condition and operating results.

The ongoing war between Russia and Ukraine has adversely affected the global economy, resulted in heightened economic sanctions against Russia from the United States, the United Kingdom, the European Union, and the international community, and has resulted in geopolitical instability and market disruption. Although we do not have operations or generate revenues in the impacted regions, the geopolitical tensions related to the war could result in broader impacts that expand into other markets, cyberattacks, supply chain and logistics disruptions and lower consumer demand, any of which could have a material adverse effect on our business and operations.

Risks Related to our Business Strategy and Operations

Failure to maintain the reputation or value of our brands could harm our business operations and financial condition.

Our success depends on the reputation and value of our brand names. The value of our brands could be diminished by actions taken by us or by our licensees, wholesale customers or others who have an interest in our brands. Actions that could cause harm to our brands include failing to respond to emerging fashion trends or meet consumer quality expectations; selling products bearing our brands through distribution channels that are inconsistent with customer expectations; becoming overly promotional; or setting up consumer expectations for promotional activity for our products. In addition, social media is a critical marketing and customer acquisition and customer retention strategy in today’s technology-driven retail environment, and the value of our brands could be adversely affected if we do not effectively and accurately communicate our brand message through social media vehicles, including with respect to our social responsibility and environmental sustainability initiatives. The concentration in our portfolio heightens the risks we face if one of our larger brands is adversely impacted by actions we or third parties take with respect to that brand.

The improper or detrimental actions of a licensee or wholesale customer, including a third party distributor in an international market, or for example, the operator of the planned Tommy Bahama Miramonte Resort & Spa targeted to open in late Fiscal 2023, which is an unproven concept with previously untested brand and operating standards, could also significantly impact the perception of our brands. While we enter into comprehensive license and similar collaborative agreements with third party licensees covering product design, product quality, brand standards, sourcing, social compliance, distribution, operations, manufacturing and/or marketing requirements and approvals, there can be no guarantee our brands will not be negatively impacted through our association with products or concepts outside of our core apparel products and by the market perception of the third parties with whom we associate. In addition, we cannot always control the marketing and promotion of our products by our wholesale customers, and actions by such parties that adversely affect the appeal of our products could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales, gross margins and business operations.

The appeal of our brands may also depend on the perceived relevance and success of our environmental, social and governance (“ESG”) initiatives and our commitments to operating our business in a socially responsible fashion. ESG risks include increased stakeholder focus on social and environmental sustainability matters, including forced labor, chemical use, energy and water use, packaging and waste, animal welfare and land use. ESG risks may also include increased pressure to expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. The metrics we disclose may not meet stakeholder expectations and may impact our reputation and the value of our brands, and a failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business and financial performance.

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

For the last several years, the retail apparel market has been evolving very rapidly in ways that are disruptive to traditional fashion retailers. These changes included sustained declines in bricks and mortar retail traffic; entry into the fashion retail space by large e-commerce retailers and others with significant financial resources and enhanced distribution capabilities; increased costs to attract and retain consumers; increased investment in technology and multi-channel distribution strategies by large, traditional bricks and mortar and big box retailers; ongoing emphasis on off-price and fast fashion channels of distribution, in particular those who offer brand label products at clearance; and increased appeal for consumers of products that incorporate sustainable materials and processes in the supply chain and/or otherwise reflect their social or personal values. In response, fashion retailers and competing brands have increasingly offered greater transparency for consumers in product pricing and engaged in increased promotional activities, both online and in-store. These trends accelerated during the COVID-19 pandemic and are likely to continue to evolve in ways that may not yet be evident.

In response to these evolving and rapidly changing trends in consumer shopping behavior, we have made and expect to continue to make significant investments in expanding our digital capabilities and technologies in three key areas: mobile technology; digital marketing; and the digital customer experience. Although we have experienced significant growth in our e-commerce businesses in recent years, there is no assurance that we will realize a return on these investments, be successful in continuing to grow our e-commerce businesses over the long term or that any increase we may see in net sales from our e-commerce business will not cannibalize, or be sufficient to offset any decreases in, net sales from bricks and mortar retail stores.

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

Growth of our business through acquisitions of lifestyle brands that fit within our business model is a key component of our long-term business strategy, as evidenced by our acquisition of Johnny Was in September 2022. Johnny Was is an affordable luxury, artisan-inspired bohemian apparel, accessories and home goods brand that is exposed to similar industry, macroeconomic, operational, cybersecurity and information technology, sourcing, regulatory and other general risks as our other businesses.

Integrating an acquired business is a complex, time-consuming and expensive process and is even more challenging for a larger, rapidly growing business such as Johnny Was. The integration process could create a number of challenges and adverse consequences for us associated with the integration of product lines, support functions, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired business and our existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; operating a business in new geographic territories; diversion of the attention of our management from other areas of our business; and the impairment of relationships with customers of the acquired and existing businesses. We are still relatively early in the process of integrating the operations of Johnny Was, and there can be no assurance that we will not encounter unexpected costs or liabilities arising from the Johnny Was business or the integration process. As a result of these challenges or other factors, the benefits of an acquisition may not materialize to the extent or within the time periods anticipated.

In addition, the competitive climate for desirable acquisition candidates drives higher market multiples, and we may pay more to consummate an acquisition than the value we ultimately derive from the acquired business. Acquisitions may cause us to incur debt, as we did in connection with the Johnny Was acquisition, or make dilutive issuances of our equity securities, and may result in certain impairment or amortization charges in our statements of operations. In addition, we may not complete a potential acquisition for a variety of reasons but still incur material, unrecoverable costs in the preliminary stages of evaluating and pursuing an acquisition. Additionally, as a result of acquisitions, we may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence.

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

Many factors, such as economic conditions, fashion trends, consumer preferences, the financial condition of our wholesale customers and weather, make it difficult to accurately forecast demand for our products. In order to meet the expected demand for our products in a cost-effective manner, we make commitments for production several months prior to our receipt of goods and almost entirely without firm commitments from our customers. Depending on the demand for our products, we may be unable to sell the products we have ordered or that we have in our inventory, which may result in inventory markdowns or the sale of excess inventory at discounted prices and through off-price channels. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate the timing or extent of demand for our products or if we are unable to access our products when we need them, for example due to a third party manufacturer’s inability to source materials or produce goods in a timely fashion or as a result of delays in the delivery of products to us, issues which have been exacerbated by the COVID-19 pandemic, we may experience inventory shortages, which might result in lost sales, unfilled orders, negatively impacted customer relationships, and diminished brand loyalty, any of which could harm our business. These risks relating to inventory may also escalate as our direct to consumer sales, for which we do not have any advance purchase commitments, continue to increase as a proportion of our consolidated net sales.

We are subject to risks associated with leasing real estate for our retail stores and restaurants.

We lease all of our retail store and restaurant locations. Successful operation of our retail stores and restaurants depends, in part, on our ability to identify desirable, brand appropriate locations; the overall ability of the location to attract a consumer base sufficient to make sales volume profitable; our ability to negotiate satisfactory lease terms and employ qualified personnel; and our ability to timely construct and complete any build out and open the location in accordance with our plans, which could be delayed due to supply chain constraints, delays in permitting and government approval processes and/or labor or materials shortages. A decline in the volume of consumer traffic at our retail stores and restaurants, due to economic conditions, shifts in consumer shopping preferences or technology, a decline in the popularity of malls or lifestyle centers in general or at those in which we operate, the closing of anchor stores or other adjacent tenants or otherwise, could have a negative impact on our sales, gross margins and results of operations. Our growth may be limited if we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level or the local market reception to a new retail store opening is inconsistent with our expectations.

Our retail store and restaurant leases generally represent long-term financial commitments, with substantial costs at lease inception for a location’s design, leasehold improvements, fixtures and systems installation and recurring fixed costs. On an ongoing basis, we review the financial performance of our retail and restaurant locations in order to determine whether continued operation is appropriate. Even if we determine that it is desirable to exit a particular location, we may be unable to close an underperforming location due to continuous use clauses and/or because negotiating an early termination would be cost prohibitive. In addition, due to the fixed-cost structure associated with these operations, negative cash flows or the closure of a retail store or restaurant could result in impairment of leasehold improvements, impairment of operating lease assets and/or other long-lived assets, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results. Furthermore, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, including as a result of shifts in how shopping center operators seek to merchandise the particular center’s lineup, which could force us to close retail stores and/or restaurants in desirable locations.

Furthermore, a deterioration in the financial condition of shopping center operators or developers could, for example, limit their ability to invest in improvements and finance tenant improvements for us and other retailers and lead consumers to view these locations as less desirable. In addition, if our e-commerce businesses continue to grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online through our websites rather than from our physical stores, thereby reducing the financial performance of our bricks and mortar operations, which could have a material adverse effect on our results of operations or financial condition.

We make use of debt to finance our operations, which could expose us to risks that adversely affect our business, financial position and operating results.

Our levels of debt vary as a result of the seasonality of our business, investments in our operations, acquisitions we undertake and working capital needs. As of January 28, 2023, we had $119 million of borrowings under our U.S. Revolving Credit Agreement, which was primarily driven by our acquisition of Johnny Was.

In the future, our debt levels may increase under our existing facility or potentially under new facilities, or the terms or forms of our financing arrangements may change. Our indebtedness under the U.S. Revolving Credit Agreement includes certain obligations and limitations, including the periodic payment of principal, interest and unused line fees, maintenance of certain covenants and certain other limitations. The negative covenants in the U.S. Revolving Credit Agreement limits our ability to, among other things, incur debt, guaranty certain obligations, incur liens, pay dividends, repurchase common stock, make investments, sell assets or make acquisitions. These obligations and limitations may increase our vulnerability to adverse economic and industry conditions, place us at a competitive disadvantage compared to any competitors that may be less leveraged and limit our flexibility in carrying out our business plans and planning for, or reacting to, change.

In addition, we are subject to interest rate risk on the indebtedness under our variable rate U.S. Revolving Credit Agreement, particularly in the current macroeconomic environment. An increase in the interest rate environment, such as the recent increases in interest rates implemented by the Federal Reserve, would require us to pay a greater amount towards interest on our borrowings.

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

We generate a material percentage of our wholesale sales, which was 20% of our net sales in Fiscal 2022, from a few key customers. Although our largest customer only represented 4% of our consolidated net sales in Fiscal 2022, the failure to increase or maintain our sales with our key customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these customers’ business could result in a decrease in our net sales and operating income if we are unable to capture these sales through our direct to consumer operations or other wholesale accounts. Over the last several years, department stores and other large retailers have faced increased competition from online competitors, declining sales and profitability and tightened credit markets, resulting in store closures, bankruptcies and financial restructurings. Restructuring of our customers’ operations, continued store closures or increased direct sourcing by customers could negatively impact our net sales and profitability.

We also extend credit to most of our key wholesale customers without requiring collateral, which results in a large amount of receivables from just a few customers. A significant adverse change in a customer’s financial position or ability to satisfy its obligations to us could cause us to limit or discontinue business with that customer, in some cases after we have already made product purchase commitments for inventory; require us to assume greater credit risk relating to that customer’s receivables; or limit our ability to collect amounts related to shipments to that customer. In addition, a decision by one or more of our key wholesale customers to terminate its relationship with us or to reduce its purchases, whether motivated by competitive considerations, a change in desired product assortment, quality or style issues, financial difficulties, economic conditions or otherwise, could also adversely affect our business.

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

Any failure to timely upgrade our technology systems and capabilities may impair our ability to market, sell and deliver products to our customers, efficiently conduct our operations, facilitate customer engagement in today’s digital marketplace and/or meet the needs of our management. We regularly evaluate upgrades or enhancements to our information systems to more efficiently and competitively operate our businesses, including periodic upgrades to digital commerce and marketing, warehouse management, guest relations, omnichannel and/or enterprise order management systems in our businesses. Digital commerce and marketing have continued to increase in importance to our business, and we have invested and will continue to invest significant capital in the digital strategies, systems, expertise and capabilities necessary for us to compete effectively in this arena. Upgrades to our systems may be expensive undertakings, may not be successful and/or could be abandoned, as we did in the Fourth Quarter of Fiscal 2020 with a Tommy Bahama information technology project. We may also experience difficulties during the implementation, upgrade or subsequent operation of our systems, including the risk of introducing cybersecurity vulnerabilities into our systems or the loss of certain functionality, information from our legacy systems and/or efficient interfaces with third party and continuing systems. Temporary processes or solutions, including manual operations, which may be required to be instituted in the short term could also significantly increase the risk of loss or corruption of data and information. Additionally, if such upgraded information technology systems fail to operate or are unable to support our growth, our store operations and websites could be severely disrupted, and we could be required to make significant additional expenditures to remedy any such failure.

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

Our operations in recent years have been, and may continue to be, impacted by supply chain constraints, labor shortages and raw material shortages, resulting in increased costs for raw materials, longer lead times, port congestion and increased freight costs caused, in part, by the COVID-19 pandemic, increased consumer demand, the uncertain economic environment, and other macroeconomic trends. As a result of these factors within the global supply chain, our gross margins were negatively impacted during Fiscal 2021 and, to a lesser extent in Fiscal 2022. We also rely on logistics providers to transport our products to our distribution centers. Delays in shipping may cause us to have to use more expensive air freight or other more costly methods to ship our products. Failure to adequately produce and timely ship our products to customers could lead to increased costs and lost sales, negatively impact our relationships with customers, and adversely impact our brand reputation.

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

If any of our primary distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, including as a result of natural or man-made disasters, pandemics or epidemics, human error, or cybersecurity attacks or computer viruses, or if we are unable to receive or ship the goods in a distribution center, as a result of a technology failure, labor shortages or otherwise, we could experience a substantial loss of inventory, a reduction in sales, higher costs, insufficient inventory at our retail stores to meet consumer expectations and longer lead times associated with the distribution of our products. In addition, for the distribution facilities that we operate, there are substantial fixed costs associated with these large, highly automated distribution centers, and we could experience reduced operating and cost efficiencies during periods of economic weakness. Any disruption to our distribution facilities or in their efficient operation could negatively affect our operating results and our customer relationships.

Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.

We and our third party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, silk, linen, leather, tencel, and other natural and man-made fibers, or blends of two or more of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. The cost of the materials and components that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, can fluctuate. We historically have not entered into any futures contracts to hedge commodity prices. In Fiscal 2021 and Fiscal 2022, we saw increased costs of raw materials, including cotton, that impacted our production costs. These price increases could continue in future years.

Employment costs represented more than 40% of our consolidated SG&A in Fiscal 2022, and we have seen increases in the cost of labor in our retail, restaurant and distribution center operations as well as at many of our suppliers in recent years, which intensified during the last two years. Employment costs are affected by labor markets, as well as various federal, state and foreign laws governing matters such as minimum wage rates, overtime compensation and other requirements. In addition, in recent years, there has been significant political pressure and legislative action to increase the minimum wage rate in many of the jurisdictions in which we operate. We have also experienced increases in freight costs and distribution and logistics functions and may continue to see such cost and capacity pressures. Although we attempt to mitigate the effect of increases in our cost of goods sold, labor costs, occupancy costs, other operational costs and SG&A items through sourcing initiatives and by selectively increasing the prices of our products, we may be unable to fully pass on these costs to our customers, and material increases in our costs may reduce the profitability of our operations and/or adversely impact our results of operations.

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

Our operations and retail and restaurant locations are heavily concentrated in the United States and certain geographic areas within the United States, including Florida, California, Texas and Hawaii for our Tommy Bahama operations; Florida for our Lilly Pulitzer operations; California for our Johnny Was operations; and Florida for our Emerging Brands operations. Additionally, the wholesale sales for our businesses are also geographically concentrated, including in geographic areas where we have concentrations of our own retail store locations. Due to these concentrations, as well as our brands’ association with the resort lifestyle and destinations, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, public health crises, changing demographics and other factors.

Our international operations, including foreign sourcing, result in an exposure to fluctuations in foreign currency exchange rates.

We are exposed to certain currency exchange risks in conducting business outside of the United States. Substantially all of our product purchases are from foreign vendors and are denominated in U.S. dollars. If the value of the U.S. dollar decreases relative to certain foreign currencies in the future, then the prices that we negotiate for products could increase and we may be unable to pass this increase on to customers, which would negatively impact our margins.

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

We are subject to stringent standards, laws and other regulations, including those relating to labor, employment, privacy and data security, consumer protection, marketing, health, product performance, content and safety, anti-bribery, taxation, customs, logistics and other operational matters. These laws and regulations, in the United States and abroad, are complex and often vary widely by jurisdiction, making it difficult for us to ensure that we are currently or will in the future be compliant with all applicable laws and regulations in all the states and countries in which we operate. In addition to the local laws of the foreign countries in which we operate, we are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. If any of our international operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

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

In addition, the regulatory environment governing our use of individually identifiable data is complex, and compliance with new and modified state, federal and international privacy and security laws may require us to modify our operations and/or incur costs to make necessary systems changes and implement new administrative processes. In addition, because we process and transmit payment card information, we are subject to the payment card industry data security standard and card brand operating rules, which provide for a comprehensive set of rules relating to the retention and/or transmission of payment card information. If we do not comply with the applicable standards, we may be subject to fines or restrictions on our ability to accept payment cards, which could have a material adverse effect on our operations.

Changes in international trade regulation could increase our costs and/or disrupt our supply chain.

Due to our international sourcing activities, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate. These risks include imposition of additional or new antidumping, countervailing or other duties, tariffs, taxes or quota restrictions; government-imposed restrictions as a result of public health issues; changes in customs procedures for importing apparel products; restrictions on the transfer of funds to or from foreign countries; and the issuance of sanctions and trade orders. Any of these factors may disrupt our supply chain, and we may be unable to offset any associated cost increases by shifting production to suitable manufacturers in other jurisdictions in a timely manner or at acceptable prices, and future regulatory actions or changes in international trade regulation may provide our competitors with a material advantage over us or render our products less desirable in the marketplace.

There has been heightened trade tension between the United States and China, from which we sourced 36% of our products in Fiscal 2022 and from which Johnny Was has sourced more than 90% of its products in recent years, with multiple rounds of increased U.S. tariffs on China-imported goods implemented in 2018 and 2019. It is unclear what, if any, additional actions might be considered or implemented, particularly in the current geopolitical environment. Significant tariffs or other restrictions placed on Chinese imports and any related countermeasures that are taken by China could have an adverse effect on our financial condition or results of operations.

Any violation or perceived violation of our codes of conduct or environmental and social compliance programs, including by our manufacturers or vendors, could have a material adverse effect on our brands.

We have a robust legal, social and environmental compliance program, including codes of conduct and vendor compliance standards. The reputation of our brands could be harmed if we or our third-party manufacturers and vendors, substantially all of which are located outside the United States, fail to meet appropriate product safety, product quality and social and environmental compliance standards. Despite our efforts, we cannot ensure that our manufacturers and vendors will at all times conduct their operations in accordance with ethical practices or that the products we purchase will always meet our safety and quality control standards, and any failure to do so could disrupt our supply chain and adversely affect our business operations.

The presence or perception of forced labor in our supply chain in spite of our efforts to ensure that our third party manufacturers and vendors meet human rights and labor standards could result in adverse impacts on our business, including the detention of goods at U.S. ports of entry, challenges in identifying replacement vendors and harm to our reputation. While we have diversified the jurisdictions from which we source products and product inputs, our manufacturing operations remain concentrated in China, cotton is among the principal raw materials used in many of our goods and even the cotton used in our products manufactured outside of China largely originates from Chinese fabric mills. Starting in Fiscal 2020, the U.S. Government issued withhold release orders in response to concerns regarding forced labor in the Xinjiang Uyghur Autonomous Region (the “XUAR”) of China. The XUAR is a globally significant source of cotton production, much of which is controlled by the Xinjiang Production and Construction Corporation (“XPCC”) and its affiliates. The Uyghur Forced Labor Prevention Act (“UFLPA”), which was enacted in 2021, created a rebuttable presumption that goods produced in whole or in part in the XUAR or connected with certain listed companies, including the XPCC and its affiliates, were produced using forced labor and are, therefore, barred from entry into the United States. Requirements for enhanced supply chain traceability, monitoring and risk screening, including pursuant to the UFLPA, have increased our compliance costs. Furthermore, while we do not knowingly source any products or product inputs from the XUAR, we have no known involvement with the XPCC, its affiliates or other entity list companies and we prohibit our suppliers from using forced labor, our supply chain is complex, and we may not have the ability to completely map and monitor it. We could be subject to penalties, fines or sanctions if any of the manufacturers from which we purchase goods is found or suspected to have dealings, directly or indirectly, with the XUAR or entity list companies, and any actions taken by customs officials to block the import of products suspected of being manufactured with forced labor, whether or not founded, could adversely impact our operations and financial results.

Furthermore, consumers are increasingly attuned to the environmental and social impact of the products they purchase and companies with which they do business. A failure to effectively convey our core principles to our customers and investors or to accurately communicate our social responsibility and environmental sustainability initiatives and respond to concerns raised about them, including through our social media channels, could result in a negative public perception of our brands and products and negatively impact our business.

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

Impairment charges for goodwill or intangible assets could have a material adverse impact on our financial results.

The carrying values of our goodwill and intangible assets, including those recorded in connection with our acquisition of a business or our bricks and mortar operations, are subject to periodic impairment testing. In connection with our acquisition of Johnny Was, we preliminarily recognized $135 million of intangible assets and $97 million of goodwill associated with those operations. Impairment testing of goodwill and intangible assets requires us to make estimates about future performance and cash flows that are inherently uncertain and can be affected by numerous factors, including changes in economic conditions, income tax rates, our results of operations and competitive conditions in the industry. For example, in Fiscal 2020, we recognized $60 million of non-cash impairment charges for goodwill and intangible assets, which reflected the impact of COVID-19 on the operations, plans and strategy of the Southern Tide business. Future impairment charges may have a material adverse effect on our consolidated financial statements or results of operations.

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

During Fiscal 2021 and Fiscal 2022, we experienced staffing shortages, higher turnover rates and challenges in recruiting and retaining qualified employees at all levels of our organization, which may continue in the future. Our inability or failure to recruit and retain skilled personnel could adversely impact our business, financial performance, reputation, ability to keep up with the needs of our customers and overall customer satisfaction.

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

From time to time, we are involved in litigation matters, which may relate to employment practices, consumer protection, intellectual property infringement, product liability and contract disputes, and which may include a class action, and we are subject to various claims and pending or threatened lawsuits in the ordinary course of our business operations. Often, these cases raise complex factual and legal issues and, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. Regardless of the outcome or whether the claims have merit, legal proceedings may be expensive and require significant management time.

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

Other risks, many of which are beyond our ability to control or predict, could negatively impact our business and financial performance, including changes in social, political, labor, health and economic conditions; changes in the operations or liquidity of any of the parties with which we conduct our business, or in the access to capital markets for any such parties; increasing costs of customer acquisition, activation and retention; consolidation in the retail industry; and other factors. Any of these risks, and others of which we are not aware or that we currently consider to be immaterial, could, individually or in the aggregate, have a material adverse effect on our business, financial condition and results of operations.

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

In the ordinary course of business, we enter into lease agreements for our direct to consumer operations, including leases for full-price retail store, food and beverage and outlet store space. The leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement, among other terms and conditions. At times, we may determine that it is appropriate to close certain direct to consumer or other locations that no longer meet our investment criteria, by either not renewing the lease, exercising an early termination option, negotiating an early termination or otherwise. For existing leases in desirable locations, we anticipate that we will be able to extend our leases, to the extent that they expire in the near future, on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms. The terms and conditions of lease renewals or relocations may not be as favorable as existing leases.

Details of the principal administrative, sales and distribution facilities used in our operations, including approximate square footage, are as follows:

			Square	Lease
Location	Primary Use	Operating Group	Footage	Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	125,000	2026
Auburn, Washington	Distribution center	Tommy Bahama	335,000	2025
King of Prussia, Pennsylvania	Sales/administration and distribution center	Lilly Pulitzer	160,000	Owned
Los Angeles, California	Sales/administration	Johnny Was	30,000	2032
Los Angeles, California	Administration and distribution center	Johnny Was	70,000	2025
Atlanta, Georgia	Sales/administration	Corporate/Other	30,000	2024
Lyons, Georgia	Distribution center	Various	420,000	Owned

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 24, 2023, there were 262 record holders of our common stock.

On March 21, 2023, our Board of Directors approved a cash dividend of $0.65 per share payable on April 28, 2023 to shareholders of record as of the close of business on April 14, 2023. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends or repurchases of our common stock. For details about limitations on our ability to pay dividends, see the discussion of our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”) in Note 5 of our consolidated financial statements and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during Fiscal 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the Fourth Quarter of Fiscal 2022, we repurchased the following shares of our common stock:

			Total Number of	Dollar Value
			Shares	(000s) of Shares
		Average	Purchased as	That May Yet be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased	Share	or Programs	Programs
November (10/30/22 - 11/26/22)	40,132	$103.27	40,132	$ 50,726
December (11/27/22 - 12/31/22)	6,376	$113.92	6,376	$ 50,000
January (1/1/23 - 1/28/23)	-	$-	-	$ 50,000
Total	46,508	$104.73	46,508	$ 50,000

As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2021, and in subsequent filings, on December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. Pursuant to the Board of Directors’ authorization, we entered into a $100 million open market stock repurchase program (Rule 10b5-1 plan) to acquire shares of our stock, under which we repurchased shares of our stock totaling: (1) $8 million in the Fourth Quarter of Fiscal 2021, (2) $43 million in the First Quarter of Fiscal 2022, (3) $30 million in the Second Quarter of Fiscal 2022, (4) $14 million in the Third Quarter of Fiscal 2022 and (5) $5 million in the Fourth Quarter of Fiscal 2022, which completed the purchases pursuant to the open market stock repurchase program. Over the life of the $100 million open market repurchase program we repurchased 1.1 million, or 6%, of our outstanding shares at the commencement of the program, for an average price of $90 per share.

After considering the repurchases during Fiscal 2021 and Fiscal 2022 as of January 28, 2023, there were no amounts remaining under the open market repurchase program and $50 million remaining under the Board of Directors’ authorization.

Also, we have certain stock incentive plans as described in Note 8 of our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. No shares were repurchased from employees during the Fourth Quarter of Fiscal 2022.

Stock Price Performance Graph

The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years, beginning February 3, 2018 and ending January 28, 2023, of (1) The S&P SmallCap 600 Index and (2) The S&P 500 Apparel, Accessories and Luxury Goods.

Comparison of Cumulative Total Return

250
200
150
100
50
0
DOLLARS
Oxford Industries, Inc.
S&P SmallCap 600 Index
S&P 500 Apparel, Accessories & Luxury Goods
43134
43498
43862
44226
44590
44954

	INDEXED RETURNS
	Base Period	Years Ended
Company / Index	2/3/18	2/2/19	2/1/20	1/30/21	1/29/22	1/28/23
Oxford Industries, Inc.	100	99.19	90.92	87.29	110.21	163.46
S&P SmallCap 600 Index	100	100.35	107.00	131.80	142.77	142.43
S&P 500 Apparel, Accessories & Luxury Goods	100	93.20	85.87	83.98	82.72	60.32

Item 6.  Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, cash flows, liquidity and capital resources compares Fiscal 2022 to Fiscal 2021 and should be read in conjunction with our consolidated financial statements contained in this report.

The results of operations, cash flows, liquidity and capital resources for Fiscal 2021 compared to Fiscal 2020 are not included in this report on Form 10-K. For a discussion of our results of operations, cash flows, liquidity and capital resources for Fiscal 2021 compared to Fiscal 2020 and certain other financial information related to Fiscal 2021 and Fiscal 2020, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our 2021 Annual Report on Form 10-K, filed with the SEC on March 28, 2022, which is available on the SEC’s website at www.sec.gov and under the Investor Relations section of our website at www.oxfordinc.com.

OVERVIEW

Business Overview

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our portfolio of lifestyle brands: Tommy Bahama, Lilly Pulitzer, Johnny Was, Southern Tide, TBBC and Duck Head.

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection can command greater loyalty and higher price points and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them. We believe the principal competitive factors in the apparel industry are the reputation, value, and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing (including through rapidly shifting digital and social media vehicles); product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is dependent on our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated fashion products each season as well as certain core products that consumers expect from us.

During Fiscal 2022, 80% of our consolidated net sales were through our direct to consumer channels of distribution, which consist of our brand specific full-price retail stores, e-commerce websites and outlets, as well as our Tommy Bahama food and beverage operations. The remaining 20% of our net sales was generated through our wholesale distribution channels, which complement our direct to consumer operations and provide access to a larger base of consumers. Our wholesale operations consist of sales of products bearing the trademarks of our lifestyle brands to various specialty stores, better department stores, Signature Stores, multi-branded e-commerce retailers and other retailers.

For additional information about our business and each of our operating groups, see Part I, Item 1. Business included in this report. Important factors relating to certain risks which could impact our business are described in Part I, Item 1A. Risk Factors of this report.

Industry Overview

We operate in a highly competitive apparel market that continues to evolve rapidly with the expanding application of technology to fashion retail. No single apparel firm or small group of apparel firms dominates the apparel industry, and our competitors vary by operating group and distribution channel. The apparel industry is cyclical and very dependent on the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Also, in recent years consumers have chosen to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries due, in part, to apparel purchases often being more of a discretionary purchase.

This competitive and evolving environment requires that brands and retailers approach their operations, including marketing and advertising, very differently than they have historically and may result in increased operating costs and investments to generate growth or even maintain existing sales levels. While the competition and evolution present significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment.

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

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations in recent years and accelerated or exacerbated many of the changes in the industry. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries due, in part, to apparel purchases often being more of a discretionary purchase. The current macroenvironment, with heightened concerns about inflation, a global economic recession, geopolitical issues, the stability of the U.S. banking system, the availability and cost of credit and continued increases in interest rates, is creating a complex and challenging retail environment, which may impact our businesses and exacerbate some of the inherent challenges to our operations. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses.

Johnny Was Acquisition

On September 19, 2022, we acquired the Johnny Was California lifestyle brand and related operations, which includes the design, sourcing, marketing and distribution of collections of affordable luxury, artisan-inspired bohemian apparel, accessories and home goods. Johnny Was products are sold through the Johnny Was website and full-price retail stores and outlets as well as select department stores and specialty stores.

The purchase price for the acquisition of Johnny Was totaled $270 million in cash, subject to adjustment based on net working capital as of the closing date of the acquisition. We used cash and short-term investments on hand and borrowings under our U.S. Revolving Credit Agreement to finance the transaction. Refer to Note 12 of our consolidated financial statements included in this report for additional information about the acquisition of Johnny Was.

In the 12 months ended on January 28, 2023, the Johnny Was business generated approximately $207 million of net sales.  We anticipate that gross margins in the future for Johnny Was will be approximately 65%, as we do not anticipate any subsequent inventory step-up charges related to purchase accounting.  We also anticipate Johnny Was’ earnings before interest and taxes will be in the high single digit percentage of net sales range, which includes $14 million of expected amortization of intangible assets in Fiscal 2023, or the mid teen percentage of net sales range absent the amortization of intangible assets. We expect that the business will continue to grow as each channel of distribution grows. During the 12 months ended on January 28, 2023, e-commerce, retail and wholesale represented 40%, 35% and 25%, respectively, of the net sales of Johnny Was.

The financial information included in the results of operations discussion below for Fiscal 2022, includes the 19 weeks from the September 19, 2022 acquisition date through January 28, 2023 only. Therefore, the amounts included in the results of operations below are not indicative of results for a full fiscal year.

Share Repurchase Program

As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2021, and in subsequent filings, on December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. Pursuant to the Board of Directors’ authorization, we entered into a $100 million open market stock repurchase program (Rule 10b5-1 plan) to acquire shares of our stock, under which we repurchased shares of our stock totaling: (1) $8 million in the Fourth Quarter of Fiscal 2021, (2) $43 million in the First Quarter of Fiscal 2022, (3) $30 million in the Second Quarter of Fiscal 2022, (4) $14 million in the Third Quarter of Fiscal 2022, and (5) $5 million in the Fourth Quarter of Fiscal 2022, which completed the purchases pursuant to the open market stock repurchase program. Over the life of the $100 million open market repurchase program we repurchased 1.1 million, or 6%, of our outstanding shares at the commencement of the program for an average price of $90 per share.

After considering the repurchases during Fiscal 2021 and Fiscal 2022 as of January 28, 2023, there were no amounts remaining under the open market repurchase program and $50 million remaining under the Board of Directors’ authorization.

Lanier Apparel Exit

In Fiscal 2021, we exited our Lanier Apparel business, which had been focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic. The operating results of the Lanier Apparel business in Fiscal 2021 largely consisted of activities associated with the wind down of operations following our Fiscal 2020 decision to exit the business. Refer to Note 11 and Note 2 of our consolidated financial statements included in this report for additional information about the Lanier Apparel exit and Fiscal 2021 operating results.

Key Operating Results

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for Fiscal 2022 and Fiscal 2021:

	Fiscal 2022	Fiscal 2021
Net sales	$1,411,528	$1,142,079
Operating income	$218,774	$165,503
Net earnings	$165,735	$131,321
Net earnings per diluted share	$10.19	$7.78
Weighted average shares outstanding - diluted	16,259	16,869

Net earnings per diluted share were $10.19 in Fiscal 2022 compared to $7.78 in Fiscal 2021. The 31% increase in net earnings per diluted share was primarily due to a 26% increase in net earnings as well as a 4% reduction in weighted average shares outstanding due to our share repurchase program which commenced in the Fourth Quarter of Fiscal 2021 and was completed in the Fourth Quarter of Fiscal 2022. The increased net earnings was primarily due to higher net sales and gross margin, partially offset by increased SG&A, a decrease in royalties and other income, a higher effective tax rate and increased interest expense. The increased net earnings include higher operating income in both Tommy Bahama and Lilly Pulitzer partially offset by a reduction in operating income in Lanier Apparel, a larger operating loss in Corporate and Other, the operating loss of Johnny Was and lower operating income in Emerging Brands. Each of these changes are discussed further below.

During Fiscal 2022 we generated $126 million of cash flows from operations, which exceeded our cash used for capital expenditures and dividends. With our long history of strong positive cash flows from operations exceeding cash requirements for capital expenditures and dividends and our strong balance sheet, we believe our anticipated future cash flows from operations will provide sufficient cash over both the short and the long term to satisfy our ongoing operating cash requirements, ample funds to continue to invest in our lifestyle brands, direct to consumer initiatives and information technology projects, additional cash flow to repay outstanding debt and sufficient cash for other strategic initiatives.

OPERATING GROUPS

We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. With our acquisition of Johnny Was on September 19, 2022, our business is organized as our Tommy Bahama, Lilly Pulitzer, Johnny Was and Emerging Brands operating groups. Operating results for periods prior to Fiscal 2022 also include the Lanier Apparel operating group, which we exited in Fiscal 2021. For a more extensive description of our reportable operating groups and Corporate and Other, see Part I, Item 1. Business and Note 2 of our consolidated financial statements, both included in this report.

COMPARABLE SALES

We often disclose comparable sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable sales include net sales from our full-price retail stores and e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that the inclusion of both full-price retail stores and e-commerce sites in the comparable sales disclosures is a more meaningful way of reporting our comparable sales results, given similar inventory planning, allocation and return policies, as well as our cross-channel marketing and other initiatives for the direct to consumer channels. For our comparable sales disclosures, we exclude (1) outlet store sales and e-commerce flash clearance sales, as those clearance sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occur at lower gross margins than our non-clearance direct to consumer sales, and (2) food and beverage sales, as we do not currently believe that the inclusion of food and beverage sales in our comparable sales disclosures is meaningful in assessing our branded apparel businesses. Comparable sales information reflects net sales, including shipping and handling revenues, if any, associated with product sales.

For purposes of our disclosures, comparable sales consists of sales through e-commerce sites and any physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel or other event which would result in a closure for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space or (3) a relocation to a new space that is significantly different from the prior retail space. For those stores which are excluded based on the preceding sentence, the stores continue to be excluded from comparable sales until the criteria for a new store is met subsequent to the remodel, relocation, or other event. A full-price retail store that is remodeled will generally continue to be included in our comparable sales metrics as a store is not typically closed for longer than a two-week period during a remodel; however, a full-price retail store that is relocated generally will not be included in our comparable sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year because the size or other characteristics of the store typically change significantly from the prior location. Any stores that were closed during the prior fiscal year or current fiscal year, or which we expect to close or vacate in the current fiscal year, as well as any pop-up or temporary store locations, are excluded from our comparable sales metrics.

Definitions and calculations of comparable sales differ among retail companies, and therefore comparable sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

DIRECT TO CONSUMER LOCATIONS

The table below provides information about the number of direct to consumer locations for our brands as of the dates specified. For acquired businesses, locations are only included subsequent to the date of acquisition. The amounts below include our permanent locations and exclude any pop-up or temporary store locations which have an initial lease term of 12 months or less.

	January 28,	January 29,	January 30,	February 2,
	2023	2022	2021	2020
Tommy Bahama full-price retail stores	103	102	105	111
Tommy Bahama retail-food & beverage locations	21	21	20	16
Tommy Bahama outlets	33	35	35	35
Total Tommy Bahama locations	157	158	160	162
Lilly Pulitzer full-price retail stores	59	58	59	61
Johnny Was full-price retail stores	65	—	—	—
Johnny Was outlets	2	—	—	—
Total Johnny Was locations	67	—	—	—
Southern Tide full-price retail stores	6	4	3	1
TBBC full-price retail stores	3	1	—	—
Total Oxford direct to consumer locations	292	221	222	224

RESULTS OF OPERATIONS

The following table sets forth the specified line items in our consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding.

	Fiscal 2022		Fiscal 2021		Fiscal 2020
Net sales	$1,411,528	100.0%	$1,142,079	100.0%	$748,833	100.0%
Cost of goods sold	522,673	37.0%	435,861	38.2%	333,626	44.6%
Gross profit	888,855	63.0%	706,218	61.8%	415,207	55.4%
SG&A	692,004	49.0%	573,636	50.2%	492,628	65.8%
Impairment of goodwill and intangible assets	—	—%	—	—%	60,452	8.1%
Royalties and other operating income	21,923	1.6%	32,921	2.9%	14,024	1.9%
Operating income (loss)	218,774	15.5%	165,503	14.5%	(123,849)	(16.5)%
Interest expense, net	3,049	0.2%	944	0.1%	2,028	0.3%
Earnings (loss) before income taxes	215,725	15.3%	164,559	14.4%	(125,877)	(16.8)%
Income taxes (benefit)	49,990	3.5%	33,238	2.9%	(30,185)	(4.0)%
Net earnings (loss)	$165,735	11.7%	$131,321	11.5%	$(95,692)	(12.8)%

Net earnings (loss) per share	$10.19		$7.78		$(5.77)

Weighted average shares outstanding - diluted	16,259		16,869		16,576

The following table presents the proportion of our consolidated net sales, including any net sales of Johnny Was and Lanier Apparel, by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Retail	39%	39%	27%
E-commerce	33%	32%	43%
Food & beverage	8%	8%	6%
Wholesale	20%	20%	23%
Total	100%	100%	100%

FISCAL 2022 COMPARED TO FISCAL 2021

The discussion and tables below compare certain line items included in our consolidated statements of operations for Fiscal 2022 to Fiscal 2021, except where indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$880,233	$724,305	$155,928	21.5%
Lilly Pulitzer	339,266	298,995	40,271	13.5%
Johnny Was	72,591	—	72,591	100.0%
Emerging Brands	116,484	90,053	26,431	29.4%
Lanier Apparel	—	24,858	(24,858)	(100.0)%
Corporate and Other	2,954	3,868	(914)	(23.6)%
Consolidated net sales	$1,411,528	$1,142,079	$269,449	23.6%

Consolidated net sales were $1.4 billion in Fiscal 2022 compared to net sales of $1.1 billion in Fiscal 2021. The 24% increase in net sales included double-digit percentage increases in each of our Tommy Bahama, Lilly Pulitzer, and Emerging Brands operating groups as well as $73 million of sales for Johnny Was, which we acquired during the Third Quarter of Fiscal 2022. These increases were partially offset by a $25 million decrease in sales for Lanier Apparel, which we exited in Fiscal 2021. In Fiscal 2021, and particularly in the First Quarter of Fiscal 2021, consumer traffic and our operations had only partially rebounded from the impacts of the COVID-19 pandemic as we still had certain store closures and operating restrictions in certain regions, wholesale customer demand was still soft and most of the consumer traffic improvement occurred after the First Quarter of Fiscal 2021. The higher net sales in Fiscal 2022 were due to a combination of increased volume as well as price increases, which were implemented during Fiscal 2022 in order to mitigate increased product and other costs.

The increase in net sales by distribution channel consisted of the following:

●	an increase in full-price retail store sales of $101 million, or 26%, including (1) a 20% aggregate increase in full-price retail store sales in Tommy Bahama, Lilly Pulitzer and Emerging Brands driven primarily by increased consumer traffic and average dollars per transaction partially offset by lower conversion rates, and (2) $26 million of full-price retail store sales in Johnny Was;
●	an increase in full-price e-commerce sales of $75 million, or 22%, including (1) a 13% aggregate increase in e-commerce sales in Tommy Bahama, Lilly Pulitzer and Emerging Brands and (2) $31 million of full-price e-commerce sales in Johnny Was;
●	an increase in wholesale sales of $50 million, or 22%, with this increase primarily due to (1) higher order books as wholesale accounts bought more inventory in Tommy Bahama, Lilly Pulitzer and Emerging Brands for Fiscal 2022 compared to Fiscal 2021 and (2) $16 million of wholesale sales for Johnny Was offset by a reduction of $25 million of wholesale sales for Lanier Apparel, with no Lanier Apparel sales in Fiscal 2022;
●	an increase in e-commerce flash clearance sales of $22 million, or 68%;
●	an increase in food and beverage sales of $13 million, or 14%; and
●	an increase in outlet sales of $9 million, or 16%, including $1 million of outlet sales in Johnny Was.

Tommy Bahama:

Tommy Bahama net sales increased $156 million, or 22%, in Fiscal 2022, with an increase in each channel of distribution. The increase in net sales in Tommy Bahama included increases in (1) full-price retail store sales of $62 million, or 22%, (2) wholesale sales of $43 million, or 41%, with higher full-price and off-price sales, (3) e-commerce sales of $30 million, or 16%, (4) food and beverage sales of $13 million, or 14%, with low double-digit percentage increases in locations open the full year in both periods as well as increased sales at the New York and Palm Desert locations, which were not open the full year in Fiscal 2021, and (5) outlet sales of $8 million, or 14%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Fiscal 2022	Fiscal 2021
Retail	46%	47%
E-commerce	24%	25%
Food & beverage	13%	13%
Wholesale	17%	15%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $40 million, or 14%, in Fiscal 2022, with an increase in the e-commerce flash, retail store and wholesale sales channels. The increase in net sales in Lilly Pulitzer included increases in (1) e-commerce flash clearance sales of $22 million, or 68%, as Lilly Pulitzer had increased levels of inventory available for the e-commerce flash clearance sales in Fiscal 2022 after having more limited end of season inventory in Fiscal 2021, (2) full-price retail store sales of $11 million, or 11%, and (3) wholesale sales of $8 million, or 16%, with higher full-price sales and lower off-price sales. Full-price e-commerce sales were generally consistent with the prior year amounts. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Fiscal 2022	Fiscal 2021
Retail	33%	34%
E-commerce	51%	50%
Wholesale	16%	16%
Total	100%	100%

Johnny Was:

Johnny Was net sales were $73 million in the 19 weeks from September 19, 2022 through the end of the fiscal year. As the net sales are for a period of less than a full year, the net sales and percentage of net sales by distribution channel are not necessarily indicative of the net sales or proportion of net sales that are typical for a full year. The following table presents the proportion of net sales by distribution channel for Johnny Was for the 19 week period ended January 28, 2023:

	Fiscal 2022	Fiscal 2021
Retail	36%	—%
E-commerce	42%	—%
Wholesale	22%	—%
Total	100%	—%

During the 12 months ended on January 28, 2023, retail, e-commerce and wholesale represented 35%, 40% and 25%, respectively, of the net sales of Johnny Was.

Emerging Brands:

Emerging Brands net sales increased $26 million, or 29%, in Fiscal 2022, with an increase in each of the TBBC, Southern Tide and Duck Head businesses comprising Emerging Brands. By brand, the increase in net sales included increases in (1) TBBC of $15 million, or 49%, to $45 million, (2) Southern Tide of $9 million, or 16%, to $63 million, and (3) Duck Head of $3 million, or 50%, to $9 million. By distribution channel, the $26 million increase included increases of (1) $14 million, or 39%, in e-commerce, (2) $10 million, or 20%, in wholesale, and (3) $2 million, or 60%, in the Southern Tide and TBBC retail businesses, as those brands continue to open new full-price retail locations. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	Fiscal 2022	Fiscal 2021
Retail	6%	5%
E-commerce	42%	39%
Wholesale	52%	56%
Total	100%	100%

Lanier Apparel:

There were no Lanier Apparel net sales in Fiscal 2022, compared to $25 million of net sales in Fiscal 2021.

Corporate and Other:

Corporate and Other net sales primarily consist of net sales to third parties for our Lyons, Georgia distribution center operations as well as net sales of our Oxford America business, which we exited in Fiscal 2022. The decrease in net sales was primarily due to lower sales in Oxford America.

Gross Profit

The tables below present gross profit by operating group and in total for Fiscal 2022 and Fiscal 2021, as well as the change between those two periods and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$567,557	$459,575	$107,982	23.5%
Lilly Pulitzer	225,028	201,145	23,883	11.9%
Johnny Was	44,765	—	44,765	100.0%
Emerging Brands	53,012	47,667	5,345	11.2%
Lanier Apparel	—	12,256	(12,256)	(100.0)%
Corporate and Other	(1,507)	(14,425)	12,918	NM %
Consolidated gross profit	$888,855	$706,218	$182,637	25.9%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,667	$15,870
Inventory step-up charge included in Johnny Was	$4,230	$—
Reduction of Lanier Apparel exit charges in cost of goods sold	$—	$(2,826)

	Fiscal 2022	Fiscal 2021
Tommy Bahama	64.5%	63.5%
Lilly Pulitzer	66.3%	67.3%
Johnny Was	61.7%	—%
Emerging Brands	45.5%	52.9%
Lanier Apparel	—%	49.3%
Corporate and Other	NM %	NM %
Consolidated gross margin	63.0%	61.8%

The increased gross profit of 26% was primarily due to the 24% increase in net sales as well as increased consolidated gross margin. The higher gross margin in Fiscal 2022 included the benefit of (1) a $13 million lower LIFO accounting charge in Fiscal 2022 compared to Fiscal 2021 as discussed below, (2) lower incremental freight costs of $7 million as compared to Fiscal 2021 after incurring approximately 160 basis points of incremental freight in Fiscal 2021, but still 60 basis points of incremental freight in Fiscal 2022 as compared to pre-pandemic levels, (3) a change in sales mix with the exit of the lower gross margin Lanier Apparel business and addition of the higher gross margin Johnny Was business, and (4) improved initial product margins, as certain sales prices were increased more than the increased product costs. These items were partially offset by (1) the impact of the Lilly Pulitzer e-commerce flash sale, which represented a larger proportion of net sales and had lower gross margins in Fiscal 2022, (2) increased inventory markdowns in the Emerging Brands businesses, (3) the $4 million inventory step up charge related to the Johnny Was acquisition in Fiscal 2022, and (4) the absence of a favorable adjustment of Lanier Apparel exit charges in cost of goods sold after recognizing a $3 million favorable adjustment of Lanier Apparel exit charges in cost of goods sold in Fiscal 2021.

During Fiscal 2022, LIFO accounting had a $3 million unfavorable impact on gross profit, primarily due to an $8 million increase in the LIFO reserve in Fiscal 2022, which was partially offset by a $5 million increase in inventory markdowns, which are generally reversed in Corporate and Other as part of LIFO accounting. The inventory markdowns in Fiscal 2022 primarily related to the Emerging Brands business. During Fiscal 2021, LIFO accounting had a $16 million unfavorable impact on gross profit, primarily due to (1) a $9 million charge resulting from a reduction in inventory markdown reserves related to the sale of inventory marked down in prior years as well as a reduction of the Lanier Apparel inventory markdown reserves and (2) a $7 million increase in the LIFO reserve in Fiscal 2021.

In the Third Quarter and Fourth Quarter of Fiscal 2021, freight costs increased significantly from prior periods, including rate increases for both ocean and air shipments as well as the increased utilization of air freight on inbound products as we navigated our need for inventory and the supply chain challenges. The increased inbound freight rates and utilization of air freight moderated in Fiscal 2022 and returned closer to pre-pandemic levels in the Fourth Quarter of Fiscal 2022 due to the easing of pricing pressures and a more accelerated timeline we implemented for inventory purchases to reduce the risk of late delivery of our products.

Tommy Bahama:

The higher gross margin for Tommy Bahama was primarily due to reduced freight costs in Fiscal 2022, after significantly higher freight costs were incurred in the Third and Fourth Quarters of Fiscal 2021, as well as improved initial product margins. These items were partially offset by a change in sales mix with wholesale sales representing a higher proportion of net sales.

Lilly Pulitzer:

The lower gross margin for Lilly Pulitzer was primarily due to (1) a change in sales mix with e-commerce flash clearance sales, which typically have gross margins in the low 40% range, representing a larger proportion of net sales and (2) lower gross margins on the e-commerce flash clearance sales, as the gross margin achieved in Fiscal 2021 was higher than typical e-commerce flash clearance sales gross margins due to less end of season inventory available in Fiscal 2021. The impact of the e-commerce flash clearance sales was partially offset by (1) reduced freight costs, (2) improved initial product margins and (3) better gross margin on wholesale off-price sales.

Johnny Was:

The Johnny Was gross profit and gross margin for the 19 weeks from September 19, 2022 through the end of the fiscal year was unfavorably impacted by $4 million of incremental cost of goods sold resulting from the charge related to the step up of inventory to fair value at acquisition. Thus, we do not believe the gross profit or gross margin in the 19 week period is indicative of the gross profit or gross margin for the full year of Fiscal 2022 or any other fiscal period for Johnny Was. On a going forward basis, Johnny Was gross margins are expected to be approximately 65%.

Emerging Brands:

The lower gross margin for Emerging Brands was primarily due to more inventory markdowns and increased freight costs partially offset by a change in sales mix with direct to consumer sales representing a greater proportion of net sales.

Lanier Apparel:

There was no gross profit for Lanier Apparel in Fiscal 2022. Fiscal 2021 for Lanier Apparel included the gross profit impact of net sales as we were exiting the business, as well as the favorable impact of a reduction in inventory markdowns associated with the Lanier Apparel exit.

Corporate and Other:

The gross profit in Corporate and Other primarily includes the impact of LIFO accounting adjustments, the sales of the Lyons, Georgia distribution center operations to third parties and the sales of the Oxford America business. The primary driver for the improved gross profit was the $13 million lower LIFO accounting charge. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve.

SG&A

	Fiscal 2022	Fiscal 2021	$ Change	% Change
SG&A	$692,004	$573,636	$118,368	20.6%
SG&A (as a % of net sales)	49.0%	50.2%
Notable items included in amounts above:
Tommy Bahama lease termination charge	$—	$4,850
Amortization of Johnny Was intangible assets	$5,194	$—
TBBC change in fair value of contingent consideration	$—	$1,188
Lanier Apparel exit charges in SG&A	$—	$3,788
Transaction expenses and integration costs associated with the Johnny Was acquisition included in Corporate and Other	$2,783	$—

SG&A was $692 million in Fiscal 2022 compared to SG&A of $574 million in Fiscal 2021. The increase includes the net impact of approximately $46 million of SG&A associated with Johnny Was, including $5 million of amortization of intangible assets, in Fiscal 2022, and $10 million of SG&A associated with Lanier Apparel, including $4 million of Lanier Apparel exit charges, in Fiscal 2021. These amounts for Johnny Was and Lanier Apparel are included in the changes in each category noted in the following paragraph, as applicable.

The 21% increase in SG&A in Fiscal 2022 included (1) increased employment costs of $54 million, including increases in retail store, food and beverage and distribution center operations and other functions, as well as higher stock compensation, employee benefits and bonus amounts, (2) a $22 million increase in advertising expense, (3) an $18 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (4) a $12 million increase in occupancy expenses, including increases in percentage rent, occupancy related operating costs and base rent, (5) a $5 million increase in amortization of intangible assets expense, due to the amortization associated with Johnny Was, (6) $3 million of higher travel expenses, (7) $3 million of charges related to transaction expenses and integration costs associated with the Johnny Was acquisition, (8) a $3 million increase in administrative expenses including professional fees and other items, and (9) a $2 million increase in depreciation expense. These items were partially offset by the absence of $5 million of Tommy Bahama lease termination charges and $1 million of TBBC change in fair value of contingent consideration incurred in Fiscal 2021.

Royalties and other operating income

	Fiscal 2022	Fiscal 2021	$ Change	% Change
Royalties and other operating income	$21,923	$32,921	$(10,998)	(33.4)%
Notable items included in amounts above:
Gain on sale of Lanier Apparel distribution center	$—	$(2,669)
Gain on sale of investment in unconsolidated entity	$—	$(11,586)

Royalties and other operating income typically consist of royalty income received from third parties from the licensing of our brands, but Fiscal 2021 also included a $12 million gain on sale of investment in unconsolidated entity and a $3 million gain on the sale of the Lanier Apparel distribution center in Toccoa, Georgia. Royalty income in Fiscal 2022 increased by $4 million primarily due to increased royalty income in both Tommy Bahama and Lilly Pulitzer.

Operating income

	Fiscal 2022	Fiscal 2021	$ Change	% Change
Tommy Bahama	$172,761	$111,733	$61,028	54.6%
Lilly Pulitzer	67,098	63,601	3,497	5.5%
Johnny Was	(1,544)	—	(1,544)	100.0%
Emerging Brands	15,602	16,649	(1,047)	(6.3)%
Lanier Apparel	—	4,888	(4,888)	(100.0)%
Corporate and Other	(35,143)	(31,368)	(3,775)	NM %
Consolidated operating income	$218,774	$165,503	$53,271	32.2%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,667	$15,870
Inventory step-up charge included in Johnny Was	$4,230	$—
Reduction of Lanier Apparel exit charges in cost of goods sold	$—	$(2,826)
Tommy Bahama lease termination charge	$—	$4,850
Amortization of Johnny Was intangible assets	$5,194	$—
TBBC change in fair value of contingent consideration	$—	$1,188
Lanier Apparel exit charges in SG&A	$—	$3,788
Gain on sale of Lanier Apparel distribution center	$—	$(2,669)
Transaction expenses and integration costs associated with the Johnny Was acquisition included in Corporate and Other	$2,783	$—
Gain on sale of investment in unconsolidated entity	$—	$(11,586)

Operating income was $219 million in Fiscal 2022 compared to $166 million in Fiscal 2021. The increased operating income was primarily due to higher net sales and gross margin offset by increased SG&A and lower royalties and other operating income. By operating group, the increased operating income was due to higher operating income in Tommy Bahama and Lilly Pulitzer partially offset by lower operating income (loss) in our other operating groups as well as Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$880,233	$724,305	$155,928	21.5%
Gross profit	$567,557	$459,575	$107,982	23.5%
Gross margin	64.5%	63.5%
Operating income	$172,761	$111,733	$61,028	54.6%
Operating income as % of net sales	19.6%	15.4%
Notable items included in amounts above:
Tommy Bahama lease termination charge	$—	$4,850

The increased operating income for Tommy Bahama was primarily due to higher sales, gross margin and royalty income partially offset by increased SG&A. The increased SG&A was primarily due to (1) $32 million of increased employment costs, including increases in retail store and food and beverage operations and other functions, as well as higher incentive compensation amounts, (2) $9 million of increased variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (3) a $5 million increase in advertising expense, (4) a $4 million increase in occupancy expenses including increases in percentage rent, occupancy related operating costs and base rent, (5) a $4 million increase in administrative expenses including professional fees, foreign currency expense and other items, and (6) $1 million higher travel expenses. These SG&A increases were partially offset by (1) the absence of $5 million of Tommy Bahama lease termination charges in Fiscal 2022 and (2) a $2 million reduction in depreciation expense.

Lilly Pulitzer:

	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$339,266	$298,995	$40,271	13.5%
Gross profit	$225,028	$201,145	$23,883	11.9%
Gross margin	66.3%	67.3%
Operating income	$67,098	$63,601	$3,497	5.5%
Operating income as % of net sales	19.8%	21.3%

The increased operating income for Lilly Pulitzer was primarily due to higher sales and royalty income partially offset by increased SG&A and lower gross margin. The increased SG&A was primarily due to (1) $7 million of increased advertising expense, (2) $6 million of increased employment costs, with increased headcount, salaries and wages partially offset by lower incentive compensation amounts, (3) $4 million of increased variable expenses related to higher net sales including credit card transaction fees, supplies and other expenses, (4) $1 million of higher depreciation expense, (5) $1 million of increased occupancy expenses and (6) $1 million of higher travel expenses.

Johnny Was:

	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$72,591	$—	$72,591	100.0%
Gross profit	$44,765	$—	$44,765	100.0%
Gross margin	61.7%	—%
Operating loss	$(1,544)	$—	$(1,544)	100.0%
Operating loss as % of net sales	(2.1)%	—%
Notable items included in amounts above:
Inventory step-up charge included in Johnny Was	$4,230	$—
Amortization of Johnny Was intangible assets	$5,194	$—

The Johnny Was operating loss in the 19 weeks from September 19, 2022 through the end of the fiscal year included $4 million of inventory step-up charges as well as $5 million of amortization of intangible assets, which negatively impacted the operating results of Johnny Was. As the operating results for Johnny Was are for only 19 weeks and include the non-recurring impact of the inventory step-up charges in Fiscal 2022, the operating results for this period are not indicative of the Johnny Was operating results for the full year of Fiscal 2022 or future periods.

Emerging Brands:

	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$116,484	$90,053	$26,431	29.4%
Gross profit	$53,012	$47,667	$5,345	11.2%
Gross margin	45.5%	52.9%
Operating income	$15,602	$16,649	$(1,047)	(6.3)%
Operating income as % of net sales	13.4%	18.5%
Notable items included in amounts above:
TBBC change in fair value of contingent consideration	$—	$1,188

The lower operating income for Emerging Brands was primarily due to lower gross margin and higher SG&A partially offset by higher net sales. The increased SG&A included (1) higher SG&A associated with the Southern Tide and TBBC full-price retail store operations expansion, including related employment, occupancy and other retail operating costs, (2) increased variable expenses resulting from increased sales, (3) higher advertising expense and (4) increased administrative expenses associated with the growing Emerging Brands businesses. These increases in SG&A were partially offset by the absence of a TBBC change in fair value of contingent consideration in Fiscal 2022 after incurring a $1 million charge for TBBC change in fair value of contingent consideration in Fiscal 2021 and lower incentive compensation amounts in Fiscal 2022.

Lanier Apparel:

	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$—	$24,858	$(24,858)	(100.0)%
Gross profit	$—	$12,256	$(12,256)	(100.0)%
Gross margin	—%	49.3%
Operating income	$—	$4,888	$(4,888)	(100.0)%
Operating income as % of net sales	—%	19.7%
Notable items included in amounts above:
Reduction of Lanier Apparel exit charges in cost of goods sold	$—	$(2,826)
Lanier Apparel exit charges in SG&A	$—	$3,788
Gain on sale of Lanier Apparel distribution center	$—	$(2,669)

There was no operating income for Lanier Apparel in Fiscal 2022. Fiscal 2021 for Lanier Apparel included the operating income resulting from the net sales, cost of goods sold and SG&A as we were exiting the Lanier Apparel business, as well as a $3 million gain on sale of the Lanier Apparel distribution center and the net charge related to Lanier Apparel exit charges of $1 million. The Lanier Apparel exit charges are discussed in Note 11 of our consolidated financial statements included in this report.

Corporate and Other:

	Fiscal 2022	Fiscal 2021	$ Change	% Change
Net sales	$2,954	$3,868	$(914)	(23.6)%
Gross profit	$(1,507)	$(14,425)	$12,918	NM	%
Operating loss	$(35,143)	$(31,368)	$(3,775)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,667	$15,870
Transaction expenses and integration costs associated with the Johnny Was acquisition	$2,783	$—
Gain on sale of investment in unconsolidated entity	$—	$(11,586)

The lower operating results in Corporate and Other were primarily due to (1) Fiscal 2021 including a $12 million gain on sale of an investment in an unconsolidated entity, with no such gain in Fiscal 2022, (2) $3 million of transaction expenses and integration costs associated with the Johnny Was acquisition and (3) increased SG&A of $3 million, including increased employment costs, insurance costs and other operating expenses. The impact of these items was partially offset by a $13 million favorable impact of LIFO accounting as well as a $2 million reduction in estimated provisions for preference payment exposure.

Interest expense, net

	Fiscal 2022	Fiscal 2021	$ Change	% Change
Interest expense, net	$3,049	$944	$2,105	223.0%

The higher interest expense in Fiscal 2022 was primarily due to borrowings pursuant to our U.S. Revolving Credit Agreement to fund a portion of the September 2022 acquisition of Johnny Was. There was no debt outstanding in Fiscal 2021, with interest expense primarily consisting of unused line fees and amortization of deferred financing fees. During Fiscal 2023, we expect interest expense to be between $5 million and $6 million, with about half of that interest expense in the first quarter. We expect to significantly reduce debt levels after the first quarter of Fiscal 2023.

Income taxes

	Fiscal 2022	Fiscal 2021	$ Change	% Change
Income tax expense	$49,990	$33,238	$16,752	50.4%
Effective tax rate	23.2%	20.2%

Both Fiscal 2022 and Fiscal 2021 benefitted from the net favorable impact of certain items that resulted in a lower tax rate than the more typical annual effective tax rate of between 25% and 26%. Thus, the effective tax rates for Fiscal 2022 and Fiscal 2021 are not indicative of the effective tax rate expected in future periods. Refer to Note 10 of our consolidated financial statements included in this report for our income tax rate reconciliation and other information about our income tax expense for Fiscal 2022 and Fiscal 2021.

The income tax expense in Fiscal 2022 included the benefit of the reversal of $2 million of valuation allowances associated with net operating loss carry-forward amounts, the utilization of net operating loss carry-forward amounts to offset current year income in certain jurisdictions, a favorable provision to return adjustment and the impact of the vesting of employee stock awards. These favorable items were partially offset by various unfavorable items related to non-deductible amounts associated with executive compensation, changes in the fair value of life insurance policies associated with our deferred compensation plans and other items, which were more significant in Fiscal 2022 than Fiscal 2021.

The income tax expense in Fiscal 2021 included the utilization of benefits associated with certain capital losses to substantially offset the gain recognized on the sale of an investment in an unconsolidated entity, the benefit of a $2 million net reduction in uncertain tax positions resulting from the settlement of those uncertain tax position amounts, the utilization of net operating loss carry-forward amounts to offset current year income in certain jurisdictions, a favorable provision to return adjustment and the impact of the vesting of employee stock awards. These favorable items were partially offset by various unfavorable items related to non-deductible amounts associated with executive compensation and other items.

We expect our annual effective tax rate for Fiscal 2023 to be between 25% and 26% before any discrete income tax items that may be recognized in Fiscal 2023 as a result of restricted share units vesting in July 2023, or otherwise.

Net earnings

	Fiscal 2022	Fiscal 2021
Net sales	$1,411,528	$1,142,079
Operating income	$218,774	$165,503
Net earnings	$165,735	$131,321
Net earnings per diluted share	$10.19	$7.78
Weighted average shares outstanding - diluted	16,259	16,869

Net earnings per diluted share were $10.19 in Fiscal 2022 compared to $7.78 in Fiscal 2021. The 31% increase in net earnings per diluted share was primarily due to a 26% increase in net earnings as well as a 4% reduction in weighted average shares outstanding due to our share repurchase program which commenced in the Fourth Quarter of Fiscal 2021 and was completed in the Fourth Quarter of Fiscal 2022. The increased net earnings was primarily due to higher net sales and gross margin, partially offset by increased SG&A, a decrease in royalties and other income, a higher effective tax rate and increased interest expense. The increased net earnings include higher operating income in both Tommy Bahama and Lilly Pulitzer partially offset by a reduction in operating income in Lanier Apparel, a larger operating loss in Corporate and Other, the operating loss of Johnny Was and lower operating income in Emerging Brands.

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

Our primary uses of cash flow include the purchase of our branded apparel products from third party suppliers located outside of the United States, as well as operating expenses, including employee compensation and benefits, operating lease commitments and other occupancy-related costs, marketing and advertising costs, information technology costs, variable expenses, distribution costs, other general and administrative expenses and the periodic payment of interest. Additionally, we use our cash to fund capital expenditures and other investing activities, dividends, share repurchases and repayment of indebtedness, if any. In the ordinary course of business, we maintain certain levels of inventory, extend credit to our wholesale customers and pay our operating expenses. Thus, we require a certain amount of ongoing working capital to operate our business. Our need for working capital is typically seasonal with the greatest working capital requirements to support our larger spring, summer and holiday direct to consumer seasons. Our capital needs depend on many factors including the results of our operations and cash flows, future growth rates, the need to finance inventory levels and the success of our various products.

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities will provide (1) sufficient cash over both the short and long term to satisfy our ongoing operating cash requirements, (2) ample funds to continue to invest in our lifestyle brands, direct to consumer initiatives and information technology projects, (3) additional cash flow to repay outstanding debt and (4) sufficient cash for other strategic initiatives. Also, if cash inflows are less than cash outflows, we have access to amounts under our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”), subject to its terms, which is described below.

Working Capital

	January 28,	January 29,
($ in thousands)	2023	2022	$ Change	% Change
Total current assets	$330,463	$400,335	$(69,872)	(17.5)%
Total current liabilities	$269,639	$226,166	43,473	19.2%
Working capital	$60,824	$174,169	$(113,345)	(65.1)%
Working capital ratio	1.23	1.77

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of January 28, 2023 decreased from January 29, 2022 primarily due to the decrease in cash and cash equivalents and short-term investments, which was used to fund a portion of the Johnny Was acquisition purchase price, partially offset by increased inventories, receivables and prepaid expenses and other current assets, including the assets related to Johnny Was. Current liabilities as of January 28, 2023 increased from January 29, 2022 primarily due to the current liabilities associated with Johnny Was as well as increased current liabilities associated with our other businesses. Changes in current assets and current liabilities are discussed below.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of January 28, 2023 as compared to January 29, 2022.

Current Assets:

	January 28,	January 29,
	2023	2022	$ Change	% Change
Cash and cash equivalents	$8,826	$44,859	$(36,033)	(80.3)%
Short-term investments	—	164,890	(164,890)	100.0%
Receivables, net	43,986	31,588	12,398	39.2%
Inventories, net	220,138	117,709	102,429	87.0%
Income tax receivable	19,440	19,728	(288)	(1.5)%
Prepaid expenses and other current assets	38,073	21,561	16,512	76.6%
Total current assets	$330,463	$400,335	$(69,872)	(17.5)%

Cash and cash equivalents were $9 million as of January 28, 2023, compared to $45 million as of January 29, 2022. There were no short-term investments as of January 28, 2023, compared to $165 million as of January 29, 2022. The decrease in both cash and cash equivalents and short-term investments from January 29, 2022 was primarily due to the use of cash and short-term investments to fund a portion of the Johnny Was acquisition purchase price, with the remainder funded via borrowings pursuant to our U.S. Revolving Credit Agreement.

The increased receivables, net as of January 28, 2023 included $7 million of receivables associated with Johnny Was. Additionally, receivables in our other businesses increased primarily due to higher wholesale sales in the Fourth Quarter of Fiscal 2022.

Inventories, net, which is net of a $76 million and $69 million LIFO reserve as of January 28, 2023 and January 29, 2022, respectively, increased as of January 28, 2023, with increased inventory in each brand, and included inventories of $20 million associated with Johnny Was. The increase in inventories of our existing brands was primarily due to (1) inventory in Fiscal 2021 generally at lower than optimal levels, when a stronger than anticipated rebound in consumer demand outpaced inventory purchases, (2) increases resulting from the earlier receipt of inventory in Fiscal 2022 to mitigate supply chain risks, (3) anticipated sales growth in each of our brands for Fiscal 2023 and (4) increased product costs. The inventory increases in our brands were partially offset by the impact of LIFO accounting of $3 million, including the net impact of an $8 million increase in the LIFO reserve and a $5 million increase in inventory markdowns as of January 28, 2023.

Income tax receivable primarily relates to the income tax receivable associated with tax returns for Fiscal 2020, which included the carry back of operating losses to offset taxable income from previous years. The increase in prepaid expenses and other current assets as of January 28, 2023 included (1) an increase in prepaid income taxes of $6 million, (2) an increase in prepaid expenses and other assets in our existing businesses, including prepaid expenses related to software and license arrangements, advertising, supplies and other items, and (3) the prepaid expenses and other current assets associated with Johnny Was.

Non-current Assets:

	January 28,	January 29,
	2023	2022	$ Change	% Change
Property and equipment, net	$177,584	$152,447	$25,137	16.5%
Intangible assets, net	283,845	155,307	128,538	82.8%
Goodwill	120,498	23,869	96,629	404.8%
Operating lease assets	240,690	195,100	45,590	23.4%
Other assets, net	35,585	30,584	5,001	16.4%
Total non-current assets	$858,202	$557,307	$300,895	54.0%

Property and equipment, net as of January 28, 2023 increased primarily due to the addition of $21 million of property and equipment associated with Johnny Was as well as capital expenditures exceeding depreciation expense during Fiscal 2022. Intangible assets, net and goodwill as of January 28, 2023, increased primarily due to $129 million of intangible assets and $97 million of goodwill associated with Johnny Was. Operating lease assets as of January 28, 2023 increased primarily due to the operating lease assets associated with Johnny Was of $54 million. This increase in operating lease assets was partially offset by the net impact of the recognition of amortization related to existing operating leases and a reduced lease term of certain operating leases which exceeded the operating lease assets associated with new or extended operating leases in our existing businesses. The increase in other assets, net as of January 28, 2023, was primarily due to an increase in investments in unconsolidated entities partially offset by a reduction in assets set aside for potential deferred compensation obligations.

Liabilities:

	January 28,	January 29,
	2023	2022	$ Change	% Change
Total current liabilities	$269,639	$226,166	$43,473	19.2%
Long-term debt	119,011	—	119,011	—%
Non-current portion of operating lease liabilities	220,709	199,488	21,221	10.6%
Other non-current liabilities	20,055	21,413	(1,358)	(6.3)%
Deferred income taxes	2,981	2,911	70	2.4%
Total liabilities	$632,395	$449,978	$182,417	40.5%

Current liabilities increased as of January 28, 2023 primarily due to current liabilities of $30 million associated with Johnny Was as well as increases in accounts payable, current portion of operating lease liabilities, accrued compensation and accrued expenses and other liabilities of our existing businesses.

The long-term debt of $119 million as of January 28, 2023, was primarily due to borrowing certain amounts to fund a portion of the acquisition of Johnny Was. Non-current portion of operating lease liabilities as of January 28, 2023, increased primarily due to $45 million of non-current operating lease liability amounts associated with Johnny Was. This increase in non-current portion of operating lease liabilities was partially offset by the net impact of the payment of operating lease liabilities and reductions in liabilities related to the termination or reduced term of certain operating leases which exceeded the operating lease liabilities associated with new or extended operating leases. Other non-current liabilities as of January 28, 2023 decreased primarily due to decreases in deferred compensation liabilities.

Statement of Cash Flows

The following table sets forth the net cash flows resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Cash provided by operating activities	$125,610	$198,006	$83,850
Cash used in investing activities	(151,747)	(181,572)	(34,651)
Cash used in financing activities	(11,527)	(38,175)	(35,848)
Net change in cash and cash equivalents	$(37,664)	$(21,741)	$13,351

Cash and cash equivalents were $9 million as of January 28, 2023, compared to $45 million as of January 29, 2022. There were no short-term investments as of January 28, 2023, compared to $165 million as of January 29, 2022. The decrease in cash and cash equivalents and short-term investments from January 29, 2022 was due to the use of cash and short-term investments to fund the acquisition of Johnny Was, with the remainder of the purchase price funded via borrowings pursuant to our U.S. Revolving Credit Agreement. Changes in cash flows in Fiscal 2022 and Fiscal 2021 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In Fiscal 2022 and Fiscal 2021, operating activities provided $126 million and $198 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, equity-based compensation, gains on sale of assets and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities. In Fiscal 2022, changes in operating assets and liabilities had a significant net unfavorable impact on cash flow from operations, while in Fiscal 2021 the changes in operating assets and liabilities had a significant net favorable impact on cash flow from operations.

In Fiscal 2022, the net change in operating assets and liabilities was primarily due to an increase in inventories, a decrease in other non-current liabilities, including operating lease liabilities, and an increase in prepaid expenses and other current assets, all of which decreased cash flow from operations, partially offset by a decrease in non-current assets, including operating lease assets, and an increase in current liabilities, which both increased cash flow from operations. In Fiscal 2021, changes in operating assets and liabilities were primarily due to an increase in current liabilities, a decrease in non-current assets including operating lease assets, and a decrease in inventories, all of which increased cash flow from operations, partially offset by a decrease in non-current liabilities, including operating lease liabilities, which decreased cash flow from operations.

Investing Activities:

In Fiscal 2022 and Fiscal 2021, investing activities used $152 million and $182 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities is expected to primarily consist of costs associated with investments in information technology initiatives, including e-commerce capabilities; direct to consumer operations, including opening, relocating and remodeling locations; and facilities enhancements for distribution centers and offices. Capital expenditures were $47 million and $32 million in Fiscal 2022 and Fiscal 2021, respectively.

During Fiscal 2022, we paid $264 million for the acquisition of Johnny Was. We also converted $165 million of short-term investments into cash to fund a portion of the Johnny Was acquisition. In Fiscal 2022, other investing activities included the net impact of an $8 million investment in an unconsolidated entity which has an ownership interest in the property that is being converted into the Tommy Bahama Miramonte Resort & Spa in Fiscal 2023, the collection of a $2 million loan from a small apparel brand and the receipt of $1 million of proceeds from the sale of an office building in Lyons, Georgia.

During Fiscal 2021, we converted $165 million of cash on hand into short-term investments and received $15 million of proceeds from the sale of our investment in an unconsolidated entity. We also received $3 million of proceeds from the sale of Lanier Apparel’s Toccoa, Georgia distribution center, and made a loan of $2 million to a small apparel brand, both of which are included in other investing activities.

Financing Activities:

In Fiscal 2022 and Fiscal 2021, financing activities used $12 million and $38 million of cash, respectively. During Fiscal 2022, we used cash to repurchase $95 million of shares, consisting of repurchased shares of our stock pursuant to an open market stock repurchase program and equity awards in respect of employee tax withholding liabilities, to pay $35 million of dividends and to pay $2 million of contingent consideration for the final contingent consideration payment related to the TBBC acquisition, which is included in other financing activities. In Fiscal 2022, we borrowed $119 million under our U.S. Revolving Credit Agreement to fund our investing and financing activities that exceeded cash flow from operations.

In Fiscal 2021, we used cash flow from operations to pay $28 million of dividends, repurchase $11 million of shares, consisting of repurchased shares of our stock pursuant to an open market stock repurchase program and equity awards in respect of employee tax withholding liabilities, and pay $1 million of contingent consideration, which is included in other financing activities.

To the extent our net cash requirements exceed our net cash flows, we may borrow amounts from our U.S. Revolving Credit Agreement, like we did during Fiscal 2022. Alternatively, if net cash requirements are less than our net cash flows, we may repay amounts outstanding on our U.S. Revolving Credit Agreement, if any.

Liquidity and Capital Resources

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities will provide (1) sufficient cash over both the short and long term to satisfy our ongoing operating cash requirements, (2) ample funds to continue to invest in our lifestyle brands, direct to consumer initiatives and information technology projects, (3) additional cash flow to repay outstanding debt and (4) sufficient cash for other strategic initiatives.

Our capital needs depend on many factors including the results of our operations and cash flows, future growth rates, the need to finance inventory and the success of our various products. To the extent cash flow needs in the future exceed cash flow provided by our operations, we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any, and any other investing or financing activities. Our U.S. Revolving Credit Agreement may also be used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for certain product purchases, which reduce the amounts available under our line of credit when issued and totaled $7 million as of January 28, 2023. As of January 28, 2023, after considering our borrowings, letters of credit and available assets, we had $199 million of unused availability under our U.S. Revolving Credit Agreement.

Our cash and debt, as well as availability, levels in future periods will not be comparable to historical amounts, particularly after the completion of the acquisition of Johnny Was in September 2022. Further, we continue to assess, and may possibly make changes to, our capital structure, which we may achieve by borrowing from additional credit facilities, selling debt or equity securities or repurchasing additional shares of our stock in the future. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We anticipate that at the maturity of the U.S. Revolving Credit Agreement, or as otherwise deemed appropriate we will be able to refinance the facility or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.

$325 Million U.S. Revolving Credit Agreement

As of January 28, 2023, we had $119 million of borrowings and $199 million of availability under our U.S. Revolving Credit Agreement. On March 6, 2023, we amended the U.S. Revolving Credit Agreement by entering into the Second Amendment to the Fourth Amended and Restated Credit Agreement to, among other things, (1) extend the maturity of the facility from July 2024 to March 2028 and (2) modify certain provisions of the agreement. Pursuant to the amended agreement, the interest rate applicable to our borrowings under the U.S. Revolving Credit Agreement will be based on either the Term Secured Overnight Financing Rate plus an applicable margin of 135 to 185 basis points or prime plus an applicable margin of 35 to 85 basis points.

The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 6% as of January 28, 2023), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2022 and as of January 28, 2023, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of January 28, 2023, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

Operating Lease Commitments:

In the ordinary course of business, we enter into long-term real estate lease agreements for our direct to consumer locations, which include both retail store and food and beverage locations, and office and warehouse/distribution space, as well as leases for certain equipment. Our real estate leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement at our discretion, among other provisions. Our real estate lease terms are typically for a period of 10 years or less and typically require monthly rent payments with specified rent escalations during the lease term. Our real estate leases usually provide for payments of our pro rata share of real estate taxes, insurance and other operating expenses applicable to the property, and certain of our leases require payment of sales taxes on rental payments. Also, our direct to consumer location leases often provide for contingent rent payments based on sales if certain sales thresholds are achieved. Base rent amounts specified in the leases are included in determining the operating lease liabilities included in our consolidated balance sheet, while amounts for real estate taxes, sales tax, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective leases are not included in determining the operating lease liabilities included in our consolidated balance sheets.

These leases require us to make a substantial amount of cash payments on an annual basis. Base rent amounts required to be paid in the future over the remaining lease terms under our existing leases as of January 28, 2023, totaled $336 million, including $83 million, $66 million, $50 million, $43 million and $30 million of required payments in each of the next five years. Additionally, amounts for real estate taxes, sales tax, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases are required to be paid in the future, but the amounts payable in future periods are, in most cases, not quantified in the lease agreement or are dependent on factors which may not be known at this time. Such amounts incurred in Fiscal 2022 totaled $43 million.

Refer to Note 1 and Note 6 of our consolidated financial statements for additional disclosures about our operating lease agreements and related commitments.

Capital Expenditures:

Our anticipated capital expenditures for Fiscal 2023 are expected to be approximately $90 million, as compared to $47 million in Fiscal 2022. The planned increase is primarily due to increased investment in our various technology systems initiatives, the commencement of a significant multi-year project at our Lyons, Georgia distribution center to modernize the operations into a more efficient e-commerce distribution center for our brands, increased Marlin Bar openings, the addition of Johnny Was, which is increasing its store count by 10 or more stores this year and increases in store openings in our other brands. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in prior years depending on the investments we believe appropriate for that year to support future expansion of our businesses.

Dividends:

On March 21, 2023, our Board of Directors approved a cash dividend of $0.65 per share payable on April 28, 2023 to shareholders of record as of the close of business on April 14, 2023. This dividend amount is an 18% increase over the dividend paid in the Fourth Quarter of Fiscal 2022.

Although we have paid dividends each quarter since we became a public company in July 1960, including $35 million in total, or $2.20 per common share, in Fiscal 2022, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends. For details about limitations on our ability to pay dividends, see the discussion of our U.S. Revolving Credit Agreement above and in Note 5 of our consolidated financial statements contained in this report.

Share Repurchases:

As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2021, and in subsequent filings, on December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. Pursuant to the Board of Directors’ authorization, we entered into a $100 million open market stock repurchase program (Rule 10b5-1 plan) to acquire shares of our stock, under which we repurchased shares of our stock totaling: (1) $8 million in the Fourth Quarter of Fiscal 2021, (2) $43 million in the First Quarter of Fiscal 2022, (3) $30 million in the Second Quarter of Fiscal 2022, (4) $14 million in the Third Quarter of Fiscal 2022, and (5) $5 million in the Fourth Quarter of Fiscal 2022, which completed the purchases pursuant to the open market stock repurchase program. Over the life of the $100 million open market repurchase program we repurchased 1.1 million, or 6% of our outstanding shares at the commencement of the program for an average price of $90 per share.

After considering the repurchases during Fiscal 2021 and Fiscal 2022, as of January 28, 2023, there were no amounts remaining under the open market repurchase program and $50 million remaining under the Board of Directors’ authorization.

Other Liquidity Items:

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

A detailed summary of significant accounting policies is included in Note 1 of our consolidated financial statements contained in this report. The following is a brief discussion of the more significant estimates, assumptions and judgments we use or the amounts most sensitive to change from outside factors.

Revenue Recognition and Accounts Receivable

Our revenue consists of direct to consumer sales, including our retail store, e-commerce and food and beverage operations, and wholesale sales, as well as royalty income, which is included in royalties and other income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied, which generally occurs when we deliver our products to our direct to consumer and wholesale customers.

In our direct to consumer operations, which represented 80% of our consolidated net sales in Fiscal 2022, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts. We make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. As of January 28, 2023, our direct to consumer return reserve liability was $12 million compared to $11 million as of January 29, 2022. A 10% change in the direct to consumer sales return reserve as of January 28, 2023 would have had an impact of less than $1 million on net earnings in Fiscal 2022.

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale accounts for certain products. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. Significant considerations in determining our estimates for these amounts for wholesale customers may include historical and current trends, agreements with customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. As of January 28, 2023, our total reserves for discounts, returns and allowances for our wholesale businesses were $4 million compared to $3 million as of January 29, 2022. If these allowances changed by 10% it would have had an impact of less than $1 million on net earnings in Fiscal 2022.

We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. We recognize estimated provisions for credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends, and the risk characteristics of the receivables, each of which is subjective and requires certain assumptions. As of both January 28, 2023 and January 29, 2022, our provision for credit losses for our wholesale receivables was $1 million. If the provision for credit losses changed by 10% it would have had an impact of less than $1 million on net earnings in Fiscal 2022.

Inventories, net

For operating group reporting, our inventory is carried at the lower of the first-in, first-out (“FIFO”) cost or market. We evaluate the composition of our inventories for identification of distressed inventory at least quarterly. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must use certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends, general economic conditions and our anticipated plans to sell the inventory.

For consolidated financial reporting, $204 million, or 93%, of our inventories were valued at the lower of the last-in, first-out (“LIFO”) cost or market after deducting the $76 million LIFO reserve as of January 28, 2023. The remaining $16 million of our inventories were valued at the lower of FIFO cost or market as of January 28, 2023. LIFO reserves are based on the Producer Price Index (“PPI”) as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value.

As of January 28, 2023, we had recorded a reserve of $4 million related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of such markdowns would have had an impact of less than $1 million on net earnings in Fiscal 2022. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method that is not marked down in excess of our LIFO reserve typically would not be expected to have a material impact on our consolidated financial statements. A change in inventory levels, the mix of inventory by category or the PPI at the end of future fiscal years compared to amounts as of January 28, 2023 could result in a material impact on our consolidated financial statements in the future.

Given the significant amount of uncertainty surrounding the year-end LIFO calculation, including the estimate of year-end inventory balances, the proportion of inventory in each category and the year-end PPI, we have not typically adjusted our LIFO reserve in the first three quarters of a fiscal year. However, due to the significant levels of inflation throughout Fiscal 2022, we did recognize an adjustment to the LIFO reserve in each quarter of Fiscal 2022. Our policy of typically not adjusting the LIFO reserve at interim periods may result in significant LIFO accounting adjustments in the fourth quarter of the fiscal year. We do recognize changes in markdown reserves during each quarter of the fiscal year as those amounts can be estimated on an interim basis.

Goodwill and Intangible Assets, net

The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed or incurred as a result of an acquisition based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions about a number of uncertain factors. Our intangible assets primarily consist of trademarks, as well as customer relationships and reacquired rights. Goodwill is recognized as the amount by which the cost to acquire a business exceeds the fair value of assets acquired less any liabilities assumed at acquisition.

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

Trademarks with indefinite lives, which totaled $225 million as of January 28, 2023, and goodwill, which totaled $120 million as of January 28, 2023, are not amortized but instead evaluated, either qualitatively or quantitatively, for impairment annually as of the first day of our fourth quarter, or more frequently if events or circumstances indicate that the intangible asset or goodwill might be impaired. The assessment of fair value of trademarks with indefinite lives and goodwill often includes assessments based on a discounted cash flow analysis. This analysis is typically similar to the analysis performed at acquisition and dependent upon a number of uncertain factors, including those used in the initial valuation at acquisition as listed above. If this analysis indicates an impairment of a trademark with an indefinite life or goodwill, the amount of the impairment is recognized based on the amount that the carrying value of the intangible asset or goodwill exceeds the estimated fair value. While we have the option for a qualitative test, we performed a quantitative test for each test date in Fiscal 2022, Fiscal 2021 and Fiscal 2020.

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

During Fiscal 2020, we recognized impairment charges for goodwill and intangible assets of Southern Tide of $60 million, resulting in the impairment of all goodwill for Southern Tide and the majority of the indefinite-lived intangible assets for Southern Tide. As noted above, the use of different assumptions related to the estimated fair value of the Southern Tide amounts could have resulted in a different fair value and a different impairment charge or charges in different periods. In Fiscal 2022 and Fiscal 2021, no impairment charges related to intangible assets or goodwill were recognized based on our impairment tests in those periods.

Indefinite-lived intangible assets and goodwill that have been recently acquired or impaired are typically much more sensitive to changes in assumptions than other intangible asset and goodwill amounts as those amounts have recently been recorded at or adjusted to fair value. Accordingly, the $78 million of indefinite-lived trademarks and $97 million of goodwill associated with Johnny Was, which was acquired in Fiscal 2023, have the least excess of fair value over book value as of January 28, 2023. Thus, if the Johnny Was business does not achieve the anticipated growth and operating income in future years or if interest rates or tax rates increase, the Johnny Was intangible assets and/or goodwill could be determined to be impaired in the future.

Intangible assets with finite lives totaled $58 million as of January 28, 2023 and primarily consist of customer relationships, certain trademarks and reacquired rights. These assets are amortized over their estimated useful lives and reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the assets are determined to not be recoverable on an undiscounted cash flow basis and the expected future discounted cash flows of the asset group are less than the carrying amount, an asset group is impaired and a loss is recorded for the amount by which the carrying value of the asset group exceeds its fair value.

Other Fair Value Measurements

For many assets and liabilities, the determination of fair value may not require the use of many assumptions or other estimates. However, in some cases the assumptions or inputs associated with the determination of fair value may require the use of many assumptions which may be internally derived or otherwise unobservable. These assumptions may include the planned use of the assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. We use certain market-based and internally derived information and make assumptions about the information in (1) determining the fair values of assets and liabilities acquired as part of a business combination, including the acquisition of Johnny Was in Fiscal 2022, (2) adjusting recognized assets and liabilities to fair value and (3) assessing recognized assets for impairment, including intangible assets, goodwill and other non-current assets.

From time to time, we may recognize asset impairment or other charges related to certain lease assets, property and equipment or other amounts associated with us exiting direct to consumer locations, office space or otherwise. In these cases, we must determine the impairment charge related to the asset group if the assets are determined to not be recoverable on an undiscounted cash flow basis and the expected future discounted cash flows of the asset group are less than the carrying amount. While estimated cash outflows can be determined, in certain cases, if there is an underlying lease, the timing and amount of estimated cash inflows for any sublease rental income and other costs are often uncertain, particularly if there is not a sub-lease agreement in place. Also, we could subsequently negotiate a lease termination agreement that would differ from the estimated amount. Thus, our estimate of an impairment charge related to an asset group could change significantly as we obtain better information in future periods.

In connection with certain acquisitions, including the acquisition of TBBC in 2017, we entered into contingent consideration arrangements, which are recognized at fair value at acquisition and each subsequent balance sheet date, to compensate the sellers if certain targets are achieved. The valuation of these contingent consideration amounts requires assumptions regarding the anticipated amounts and probabilities of cash flows, discount rates and other factors, each requiring a significant amount of judgment.

Income Taxes

Income taxes included in our consolidated financial statements are determined using the asset and liability method, in which income taxes are recognized based on amounts of income tax payable or refundable in the current year as well as the impact of any items that are recognized in different periods for consolidated financial statement reporting purposes and tax return reporting purposes. Significant judgment is required in determining our income tax provision as there are many transactions and calculations where the ultimate tax outcome is uncertain and tax laws and regulations are often complex and subject to interpretation and judgment. These uncertainties relate to the recognition or changes to the realizability of deferred tax assets, loss carry-forwards, valuation allowances, uncertain tax positions and other matters. Our assessment of these income tax matters requires our consideration of taxable income and other items for historical periods, projected future taxable income, projected future reversals of existing timing differences, tax planning strategies and other information.

The use of different assumptions related to the income tax matters above, as well as a shift in earnings among jurisdictions, changes in tax laws, enacted rates or interpretations, court case decisions, statute of limitation expirations or audit settlements, each could have a significant impact on our income tax rate. The ultimate resolution of our income tax matter uncertainties may differ significantly from the anticipated resolution included in our current assumptions and estimates, which could have a significant impact on our financial statements. An increase in our consolidated income tax expense rate from 23.2% to 24.2% during Fiscal 2022 would have reduced net earnings by $2 million. See Note 10 of our consolidated financial statements included in this report for further discussion of income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 of our consolidated financial statements included in this report for a discussion of recent accounting pronouncements issued by the FASB that we have not yet adopted that may have a material effect on our financial position, results of operations or cash flows in the future.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our U.S. Revolving Credit Agreement when we have any borrowings outstanding, which could impact our financial condition and results of operations in future periods. Our U.S. Revolving Credit Agreement accrues interest based on variable interest rates while providing the necessary borrowing flexibility we require due to the seasonality of our business and our need to fund certain product purchases with trade letters of credit. Additionally, for the amounts of unused credit under the U.S. Revolving Credit Agreement we pay unused line fees, which are based on a specified percentage of the unused line amounts.

As of January 28, 2023, we had $119 million of borrowings outstanding under our U.S. Revolving Credit Agreement, after borrowing amounts to fund the Johnny Was acquisition in September 2022. We do not consider that amount to necessarily be indicative of the average borrowings outstanding expected for Fiscal 2023 due to our expectation that we will reduce debt levels during Fiscal 2023, particularly after the first quarter. Our expected cash flows from operations is expected to be sufficient to fund our planned capital expenditures and dividends as well as allow for the repayment of some of our outstanding debt in Fiscal 2023. As of March 24, 2023, the weighted average interest rate on our borrowings was 6%, which includes borrowings pursuant to arrangements based on the Term Secured Overnight Financing Rate or the lender’s prime rate plus an applicable margin. Using the $119 million of variable-rate debt outstanding as of January 28, 2023 as an example, a 100 basis point increase in interest rates would increase interest expense by less than $1 million.

Foreign Currency Risk

We have exposure to foreign currency exchange rate changes including the impact of the re-measurement of transaction amounts into the respective functional currency and the translation of our foreign subsidiary financial statements into U.S. dollars. Also, although we purchase substantially all of our product purchases pursuant to a U.S. dollar denominated arrangement, future product costs could increase as a result of fluctuations in the exchange rate between the U.S. dollar and the local currencies of our suppliers.

With 97% of our consolidated net sales in the United States, we do not anticipate that the impact of foreign currency changes on our foreign operations would have a material impact on our consolidated net sales, operating income or net earnings in the near term. Our foreign currency exchange rate risk is discussed in Foreign Currency in Note 1 of our consolidated financial statements included in this report.

Commodity and Inflation Risk

We are affected by inflation and changing prices through the purchase of full-package finished goods from suppliers, who manufacture products consisting of various raw material components, including fabrics made of cotton, silk, linen, nylon, leather, tencel and other natural and man-made fibers, or blends of two or more of these materials. Inflation/deflation risks are managed by each operating group, when possible, through negotiating product prices in advance, selective price increases and cost containment initiatives. We have not historically entered into significant long-term sales or purchase contracts or engaged in hedging activities with respect to our commodity risks.

Item 8.   Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par amounts)

	January 28,	January 29,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$8,826	$44,859
Short-term investments	—	164,890
Receivables, net	43,986	31,588
Inventories, net	220,138	117,709
Income tax receivable	19,440	19,728
Prepaid expenses and other current assets	38,073	21,561
Total Current Assets	$330,463	$400,335
Property and equipment, net	177,584	152,447
Intangible assets, net	283,845	155,307
Goodwill	120,498	23,869
Operating lease assets	240,690	195,100
Other assets, net	35,585	30,584
Total Assets	$1,188,665	$957,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$94,611	$80,753
Accrued compensation	35,022	30,345
Current portion of operating lease liabilities	73,865	61,272
Accrued expenses and other liabilities	66,141	53,796
Total Current Liabilities	$269,639	$226,166
Long-term debt	119,011	—
Non-current portion of operating lease liabilities	220,709	199,488
Other non-current liabilities	20,055	21,413
Deferred income taxes	2,981	2,911
Shareholders’ Equity
Common stock, $1.00 par value per share	15,774	16,805
Additional paid-in capital	172,175	163,156
Retained earnings	370,145	331,175
Accumulated other comprehensive loss	(1,824)	(3,472)
Total Shareholders’ Equity	$556,270	$507,664
Total Liabilities and Shareholders’ Equity	$1,188,665	$957,642

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ and shares in thousands, except per share amounts)

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Net sales	$1,411,528	$1,142,079	$748,833
Cost of goods sold	522,673	435,861	333,626
Gross profit	$888,855	$706,218	$415,207
SG&A	692,004	573,636	492,628
Impairment of goodwill and intangible assets	—	—	60,452
Royalties and other operating income	21,923	32,921	14,024
Operating income (loss)	$218,774	$165,503	$(123,849)
Interest expense, net	3,049	944	2,028
Earnings (loss) before income taxes	$215,725	$164,559	$(125,877)
Income tax expense (benefit)	49,990	33,238	(30,185)
Net earnings (loss)	$165,735	$131,321	$(95,692)

Net earnings (loss) per share:
Basic	$10.42	$7.90	$(5.77)
Diluted	$10.19	$7.78	$(5.77)
Weighted average shares outstanding:
Basic	15,902	16,631	16,576
Diluted	16,259	16,869	16,576
Dividends declared per share	$2.20	$1.63	$1.00

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Net earnings (loss)	$165,735	$131,321	$(95,692)
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	1,648	192	997
Comprehensive income (loss)	$167,383	$131,513	$(94,695)

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total
February 1, 2020	$17,040	$149,426	$366,793	$(4,661)	$528,598
Net earnings and other comprehensive income	—	—	(95,692)	997	(94,695)
Shares issued under equity plans	227	1,151	—	—	1,378
Compensation expense for equity awards	—	7,755	—	—	7,755
Repurchase of shares	(378)	(1,824)	(17,721)	—	(19,923)
Cash dividends declared and paid	—	—	(16,886)	—	(16,886)
Cumulative effect of change in accounting standard	—	—	(499)	—	(499)
January 30, 2021	$16,889	$156,508	$235,995	$(3,664)	$405,728
Net earnings and other comprehensive income (loss)	—	—	131,321	192	131,513
Shares issued under equity plans	41	1,411	—	—	1,452
Compensation expense for equity awards	—	8,186	—	—	8,186
Repurchase of shares	(125)	(2,949)	(8,268)	—	(11,342)
Cash dividends declared and paid	—	—	(27,873)	—	(27,873)
Cumulative effect of change in accounting standard	—	—	—	—	—
January 29, 2022	$16,805	$163,156	$331,175	$(3,472)	$507,664
Net earnings and other comprehensive income	—	—	165,735	1,648	167,383
Shares issued under equity plans	26	1,573	—	—	1,599
Compensation expense for equity awards	—	10,577	—	—	10,577
Repurchase of shares	(1,057)	(3,131)	(90,651)	—	(94,839)
Cash dividends declared and paid	—	—	(36,114)	—	(36,114)
Cumulative effect of change in accounting standard	—	—	—	—	—
January 28, 2023	$15,774	$172,175	$370,145	$(1,824)	$556,270

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Cash Flows From Operating Activities:
Net earnings (loss)	$165,735	$131,321	$(95,692)
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	41,503	39,062	38,975
Amortization of intangible assets	6,102	880	1,111
Impairment of goodwill and intangible assets	—	—	60,452
Impairment of property and equipment	1,430	1,656	19,828
Equity compensation expense	10,577	8,186	7,755
Gain on sale of investment in unconsolidated entity	—	(11,586)	—
Gain on sale of property and equipment	(600)	(2,669)	—
Amortization of deferred financing costs	344	344	344
Change in fair value of contingent consideration	—	1,188	593
Deferred income taxes	(1,867)	4,054	(18,332)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(1,966)	(15)	28,406
Inventories, net	(78,966)	5,378	29,355
Income tax receivable	288	(1,753)	(17,113)
Prepaid expenses and other current assets	(12,793)	(889)	5,087
Current liabilities	8,635	27,585	17,611
Other non-current assets, net	14,233	37,534	53,819
Other non-current liabilities	(27,045)	(42,270)	(48,349)
Cash provided by operating activities	$125,610	$198,006	$83,850
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(263,648)	—	—
Purchases of property and equipment	(46,668)	(31,894)	(28,924)
Purchases of short-term investments	(70,000)	(165,000)	—
Proceeds from short-term investments	234,852	—	—
Proceeds from sale of investment in unconsolidated entity	—	14,586	—
Other investing activities	(6,283)	736	(5,727)
Cash used in investing activities	$(151,747)	$(181,572)	$(34,651)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(145,894)	—	(280,963)
Proceeds from revolving credit arrangements	264,905	—	280,963
Repurchase of common stock	(91,674)	(8,359)	(18,053)
Proceeds from issuance of common stock	1,599	1,452	1,378
Repurchase of equity awards for employee tax withholding liabilities	(3,166)	(2,983)	(1,870)
Cash dividends paid	(35,287)	(27,536)	(16,844)
Other financing activities	(2,010)	(749)	(459)
Cash used in financing activities	$(11,527)	$(38,175)	$(35,848)
Net change in cash and cash equivalents	$(37,664)	$(21,741)	$13,351
Effect of foreign currency translation on cash and cash equivalents	1,631	587	202
Cash and cash equivalents at the beginning of year	44,859	66,013	52,460
Cash and cash equivalents at the end of period	$8,826	$44,859	$66,013

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 28, 2023

Note 1. Business and Summary of Significant Accounting Policies

Description of Business

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama®, Lilly Pulitzer®, Johnny Was®, Southern Tide®, The Beaufort Bonnet Company® and Duck Head® lifestyle brands. We distribute our products through our direct to consumer channels, consisting of our brand specific full-price retail stores, e-commerce websites and outlet stores, and our wholesale distribution channel, which includes sales to various specialty stores, Signature Stores, better department stores, multi-branded e-commerce websites and other retailers. Additionally, we operate Tommy Bahama food and beverage locations, including Marlin Bars and full-service restaurants, generally adjacent to a Tommy Bahama full-price retail store.

On September 19, 2022, we acquired the Johnny Was lifestyle apparel brand and its related assets and operations, which is discussed in further detail in Note 12. Also, in Fiscal 2021, we exited our Lanier Apparel business, as discussed in Note 11. Additionally, refer to Note 2 for certain financial information about the Johnny Was and Lanier Apparel operating groups.

Recent Macroeconomic Conditions

The COVID-19 pandemic has had a significant effect on overall economic conditions and our operations in recent years and accelerated or exacerbated many of the changes in the industry. In Fiscal 2021, the economic environment improved significantly with a rebound in retail traffic starting in March 2021 and other improvements as the year progressed, although certain stores were closed for portions of Fiscal 2021, particularly in the First Quarter of Fiscal 2021. This exceptionally strong consumer demand, along with the strength of our brands, resulted in record earnings for us during both Fiscal 2021 and Fiscal 2022. The strong earnings in recent periods are despite certain challenges in the retail apparel market, including labor shortages, supply chain disruptions and product and operating cost increases in Fiscal 2021 and Fiscal 2022. We, as well as others in our industry, have increased prices to attempt to offset inflationary pressures.

Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries due, in part, to apparel purchases often being more of a discretionary purchase. The current macroenvironment, with heightened concerns about inflation, a global economic recession, geopolitical issues, the stability of the U.S. banking system, the availability and cost of credit and continued increases in interest rates, is creating a complex and challenging retail environment, which may impact our businesses and exacerbate some of the inherent challenges to our operations. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses.

Fiscal Year

We operate and report on a 52/53-week fiscal year. Our fiscal year ends on the Saturday closest to January 31 and is designated by the calendar year in which the fiscal year commences. As used in our consolidated financial statements, the terms Fiscal 2020, Fiscal 2021, Fiscal 2022 and Fiscal 2023 reflect the 52 weeks ended January 30, 2021; 52 weeks ended January 29, 2022; 52 weeks ended January 28, 2023; and 53 weeks ending February 3, 2024, respectively.

Principles of Consolidation

Our consolidated financial statements include the accounts of Oxford Industries, Inc. and any other entities in which we have a controlling financial interest, including our wholly-owned domestic and foreign subsidiaries, or variable interest entities for which we are the primary beneficiary, if any. Generally, we consolidate businesses in which

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Business Combinations

The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed or incurred as a result of an acquisition based on their estimated fair values pursuant to the acquisition method of accounting. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors, many of which involve a significant amount of uncertainty. Additionally, the definition of fair value of inventories acquired as part of a business combination generally will equal the expected sales price less certain costs associated with selling the inventory, which may exceed the actual cost of the acquired inventories, resulting in an inventory step-up to fair value at acquisition, which would be recognized in our consolidated statements of operations as the acquired inventory is sold.

Our estimates of the purchase price allocation of a business combination may be revised during a measurement period as necessary when, and if, information becomes available to revise the fair values of the assets acquired and the liabilities assumed. Actual fair values ultimately assigned to the acquired assets and liabilities when final information is available may materially differ from our preliminary estimates during the measurement period. The allocation period may not exceed one year from the date of the acquisition. Should information become available after the allocation period indicating that an adjustment to the purchase price allocation is appropriate, that adjustment will be included in our consolidated statements of operations. The results of operations of acquired businesses are included in our consolidated statements of operations from the respective dates of the acquisitions. Transaction costs related to business combinations are included in SG&A in our consolidated statements of operations as incurred.

Refer to Note 12 for information related to the Fiscal 2022 acquisition of Johnny Was, including disclosures about the allocation of the preliminary purchase price to the estimated fair values of the acquired assets and liabilities.

Revenue Recognition and Receivables

Our revenue consists of direct to consumer sales, including our retail store, e-commerce and food and beverage operations, and wholesale sales, as well as royalty income, which is included in royalties and other income in our consolidated statements of operations. Revenue is recognized at an amount that reflects the consideration expected to be received for those goods and services pursuant to a five-step approach: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The table below quantifies the amount of net sales by distribution channel (in thousands) for each period presented.

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Retail	$552,696	$443,015	$202,071
E-commerce	465,446	369,300	323,900
Food & beverage	109,225	96,244	48,428
Wholesale	281,938	231,536	173,209
Other	2,223	1,984	1,225
Net sales	$1,411,528	$1,142,079	$748,833

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied, which generally occurs when we deliver our products to our direct to consumer and wholesale customers. Control of the product is generally transferred upon providing the product to consumers in our bricks and mortar retail stores and food and beverage locations, upon physical delivery of the products to consumers in our e-commerce operations and upon shipment from our distribution center to customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligations related to the contract and have an unconditional right to consideration for the products sold as outlined in the contract. Our receivables resulting from contracts with customers in our direct to consumer operations are generally collected within a few days, upon settlement of the credit card transaction, while our receivables resulting from contracts with our customers in our wholesale operations are generally due within one quarter, in accordance with established credit terms. All of our performance obligations under the terms of our contracts with customers in our direct to consumer and wholesale operations have an expected original duration of one year or less. We only recognize revenue to the extent that it is probable that we will not have a significant reversal of revenue in a future period. Our revenue, including any freight income, is recognized net of applicable taxes in our consolidated statements of operations.

In our direct to consumer operations, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts; thus retail store, e-commerce and food and beverage revenues are recorded net of estimated returns and discounts, as applicable. The sales return allowance is based on historical direct to consumer return rates and current trends and is recognized on a gross basis as a return liability for the amount of sales estimated to be returned and a return asset for the right to recover the product estimated to be returned by the customer. The value of inventory associated with a right to recover the goods returned in our direct to consumer operations is included in prepaid expenses and other current assets in our consolidated balance sheets. The changes in the return liability are recognized in net sales and the changes in the return asset are recognized in cost of goods sold in our consolidated statements of operations. An estimated sales return liability of $12 million and $11 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of January 28, 2023 and January 29, 2022, respectively.

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. Some of these arrangements are written agreements, while others may be implied by customary practices or expectations in the industry. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns, allowances and operational chargebacks as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets, with the estimated value of inventory expected to be returned in prepaid expenses and other current assets in our consolidated balance sheets. As of January 28, 2023 and January 29, 2022, reserve balances recorded as a reduction to wholesale receivables related to these items were $4 million and $3 million, respectively.

We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. In circumstances where we become aware of a specific wholesale customer’s inability to meet its financial obligations, a specific provision for credit losses is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are ultimately written off at the time that the amounts are not considered collectible. For our wholesale customer receivable amounts not specifically provided for, we recognize estimated provisions for credit losses, using the current expected loss model based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends and the risk characteristics of the receivables. Provisions for credit loss expense, which is included in SG&A in our consolidated statements of operations, for Fiscal 2022, Fiscal 2021 and Fiscal 2020 were a credit of less than $1 million, a credit of $1 million and a charge of $4 million, respectively,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

while write-offs of credit losses for Fiscal 2022, Fiscal 2021 and Fiscal 2020 were less than $1 million, less than $1 million and $2 million, respectively. As of both January 28, 2023 and January 29, 2022, receivables, net in our consolidated balance sheet included a provision for credit losses related to trade receivables of $1 million.

In addition to trade receivables, tenant allowances due from landlord of $2 million and $1 million are included in receivables, net in our consolidated balance sheet, as of January 28, 2023 and January 29, 2022, respectively. Substantially all other amounts recognized in receivables, net represent trade receivables related to contracts with customers, including receivables from wholesale customers, credit card receivables related to our direct to consumer operations, and receivables from licensing partners. As of both January 28, 2023 and January 29, 2022, prepaid expenses and other current assets included $4 million representing the estimated value of inventory for expected direct to consumer and wholesale sales returns in the aggregate. We did not have any significant contract assets related to contracts with customers, other than trade receivables and the value of inventory associated with expected sales returns, as of January 28, 2023 and January 29, 2022.

In addition to our estimated expected return amounts, contract liabilities related to contracts with our customers include gift cards and merchandise credits issued by us as well as unredeemed loyalty program award points. Gift cards and merchandise credits issued by us are redeemable on demand by the holder, do not have an expiration date and do not incur administrative fees. Historically, substantially all gift cards and merchandise credits are redeemed within one year of issuance. Gift cards and merchandise credits are recorded as a liability until our performance obligation is satisfied, which occurs when redeemed by the consumer, at which point revenue is recognized. However, we recognize estimated breakage income for certain gift cards and merchandise credits using the redemption recognition method, subject to applicable laws in certain states. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheets and totaled $19 million and $16 million as of January 28, 2023 and January 29, 2022, respectively. Gift card breakage income, which is included in net sales in our consolidated statements of operations, was $1 million in each of Fiscal 2022, Fiscal 2021 and Fiscal 2020.

In Fiscal 2021, each of our brands in our Emerging Brands operating group initiated brand specific loyalty award programs. These programs allow consumers to earn loyalty points associated with the brand. These programs are primarily spend-based loyalty programs, with varying terms and conditions for each respective brand’s program. The consumer earns points which, depending on the program, allows the consumer to (1) achieve a specified status with the brand, which provides the consumer with benefits, such as early access to events, free shipping or other benefits, for a specified period, and/or (2) earn a monetary reward by accumulating loyalty points that can be redeemed in association with future purchases from the brand. As loyalty points are earned, we defer revenue, based on the estimated fair value of the loyalty points, with a corresponding liability in accrued expenses and other liabilities in our consolidated balance sheets. The loyalty points liability is generally recognized as revenue when the loyalty points are redeemed or expire. Deferred revenue associated with the loyalty programs totaled $1 million as of both January 28, 2023 and January 29, 2022.

Royalties from the license of our owned brands are recognized over the time that licensees are provided access to utilize our trademarks (i.e. symbolic intellectual property) and benefit from such access through their sales of licensed products. Payments are generally due quarterly, and depending on time of receipt, may be recorded as a liability until recognized as revenue. Royalty income is based upon the contractually guaranteed minimum royalty obligations and adjusted as sales data, or estimates thereof, is received from licensees, when the related royalties based on a percentage of the licensee’s sales exceed the contractually determined minimum royalty amount. Royalty income, which is included in royalties and other operating income in our consolidated statements of operations, were $22 million, $18 million and $14 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cost of Goods Sold

We include in cost of goods sold (1) the cost paid to the suppliers for the acquired product, (2) sourcing, procurement and other costs incurred prior to or in association with the receipt of finished goods at our distribution facilities, and (3) freight from our distribution facilities to our own retail stores, e-commerce consumers and wholesale customers. The costs prior to receipt at our distribution facilities include inbound freight charges, duties and other import costs, brokers’ fees, consolidators’ fees, insurance, direct labor, and depreciation expense associated with our sourcing operations. We generally classify amounts billed to customers for freight in net sales and classify freight costs for shipments to customers in cost of goods sold in our consolidated statements of operations.

Our gross profit and gross margin may not be directly comparable to those of our competitors, as statement of operations classifications of certain expenses may vary by company.

SG&A

We include in SG&A costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing, and costs associated with the operations of our e-commerce sites, retail stores, food and beverage locations and concessions, such as labor, lease commitments and other occupancy costs, direct to consumer location pre-opening costs (including rent, marketing, store set-up costs and training expenses), depreciation and other amounts. SG&A also includes product design costs, selling costs, royalty expense, provision for credit losses, advertising, promotion and marketing expenses, professional fees, supplies, travel, other general and administrative expenses, our corporate overhead costs and amortization of intangible assets.

Distribution network costs, including costs associated with preparing goods to ship to customers and our costs to operate our distribution facilities, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In Fiscal 2022, Fiscal 2021 and Fiscal 2020, distribution network costs included in SG&A totaled $36 million, $28 million and $26 million, respectively.

All costs associated with advertising, promotion and marketing of our products are expensed in SG&A during the period when the advertisement is first shown. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers’ advertising and promotional funds are generally recorded as a reduction to net sales. Advertising, promotion and marketing expenses, excluding employment costs for our advertising and marketing employees, for Fiscal 2022, Fiscal 2021 and Fiscal 2020 were $82 million, $60 million and $50 million, respectively. Prepaid advertising, promotion and marketing expenses included in prepaid expenses and other current assets in our consolidated balance sheets as of January 28, 2023 and January 29, 2022 were $6 million and $4 million, respectively.

Royalty expense related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the licensed product or a contractually determined minimum royalty amount, are recorded based upon any guaranteed minimum levels and adjusted based on our net sales of the licensed products, as appropriate. Royalty expenses recognized as SG&A in Fiscal 2022, Fiscal 2021 and Fiscal 2020 were $4 million, $6 million and $6 million, respectively. As of January 28, 2023, we do not have any royalty agreements with material guaranteed minimum royalty amounts for future periods as future royalty amounts are generally dependent on our future sales of the specified licensed products.

Cash and Cash Equivalents

We consider cash equivalents to be investments with original maturities of three months or less for purposes of our consolidated statements of cash flows. As of January 28, 2023 and January 29, 2022, our cash and cash equivalents included $1 million and $37 million, respectively, of money market fund investments.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Cash Flow Information

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, cash paid for income taxes was $56 million, $34 million and $6 million, respectively. During Fiscal 2022, Fiscal 2021 and Fiscal 2020, cash paid for interest, net of interest income was $3 million, $1 million and $2 million, respectively. Non-cash investing activities included capital expenditures incurred but not yet paid at period end, which were included in accounts payable in our consolidated balances sheets, of $3 million, $3 million and $1 million as of Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Additionally, during Fiscal 2022, Fiscal 2021 and Fiscal 2020, we recorded a non-cash net increase in operating lease assets and corresponding operating lease liability amounts of $47 million, $18 million and $2 million, respectively, related to the net impact of new, modified and terminated operating lease amounts, excluding any operating lease amounts recognized in the opening balance sheet of an acquired business.

Short-Term Investments

As of January 28, 2023 and January 29, 2022, we had $0 million and $165 million, respectively, of short-term investments on our consolidated balance sheet, generally consisting of highly liquid corporate and U.S. Treasury securities, which were expected to be liquidated within one year. We classify these short-term investments as trading securities, and accordingly, the investments are recorded at fair value, based on Level 1 measurements, with the gains or losses recognized in our consolidated statements of operations in royalties and other income.

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

For consolidated financial reporting, as of January 28, 2023 and January 29, 2022, $204 million, or 93%, and $103 million, or 88%, respectively, of our inventories were valued at the lower of LIFO cost or market after deducting our LIFO accounting reserve. The remaining $16 million and $14 million of our inventories were valued at the lower of FIFO cost or market as of January 28, 2023 and January 29, 2022, respectively. Generally, for consolidated financial reporting, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. Our LIFO reserves are based on the estimated Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also includes changes in markdown reserves. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to our operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 2.

There were no LIFO inventory layer liquidations that had a material impact on our net earnings in Fiscal 2022, Fiscal 2021 or Fiscal 2020. As of January 28, 2023 and January 29, 2022, the LIFO reserve included in our consolidated balance sheet was $76 million and $69 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Substantially all of our depreciation expense is included in SG&A in our consolidated statements of operations. Cost of goods sold includes the depreciation associated with our sourcing operations. Depreciation expense as disclosed in Note 2 includes any property and equipment impairment charges.

Intangible Assets and Goodwill

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks, as well as customer relationships and reacquired rights. The fair values and useful lives of these intangible assets are estimated based on our assessment as well as independent third party appraisals in some cases. Additionally, at acquisition we must determine whether the intangible asset has an indefinite or finite life and account for it accordingly. Refer to Note 4 for additional details about intangible assets.

Goodwill is recognized as the amount by which the cost to acquire a business exceeds the fair value of identified tangible and intangible assets acquired, net of assumed liabilities. Thus, the amount of goodwill recognized in connection with a business combination depends on the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. As of January 28, 2023, substantially all of our goodwill included in our consolidated balance sheet, including the goodwill of Johnny Was, is deductible for income tax purposes. Refer to Note 4 for additional information about our goodwill amounts.

At acquisition, as well as any subsequent impairment tests, assumptions and estimates about various items with significant uncertainty are required to determine the fair value of intangible assets and goodwill. When determining the fair value of intangible assets, including trademarks, customer relationships and other items, significant assumptions may include our planned use of the asset as well as estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademarks, a risk-adjusted, market based cost of capital for the discount rates and income tax rates, among other factors. Our fair value assessment may also consider any comparable market transactions.

Intangible assets with indefinite lives, which primarily consists of trademarks, and goodwill are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset or goodwill might be impaired. This analysis is typically similar to the analysis performed at acquisition and dependent upon a number of uncertain factors, including those used in the initial valuation at acquisition as listed above. We have the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset or goodwill is impaired to determine whether it is necessary to perform the quantitative impairment test. We also have the option to bypass the qualitative assessment entirely for any indefinite-lived intangible asset or

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

goodwill in any period and proceed directly to performing the quantitative impairment test. We test, either quantitatively or qualitatively, intangible assets with an indefinite life and goodwill for impairment as of the first day of the fourth quarter of our fiscal year, or at an interim date if indicators of impairment exist at that interim date. For each impairment test of intangible assets with an indefinite life and goodwill in Fiscal 2022, Fiscal 2021 and Fiscal 2020, we bypassed the qualitative test option and instead performed a quantitative test.

If an annual or interim analysis indicates an impairment of an intangible asset with an indefinite useful life or goodwill, the amount of the impairment is recognized in our consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset for an intangible asset with an indefinite life or the reporting unit for goodwill. An impairment charge related to our Southern Tide intangible assets with an indefinite life totaling $18 million and goodwill of $43 million, which are included in the Emerging Brands operating group, was recognized in the First Quarter of Fiscal 2020.There were no other impairment charges during Fiscal 2022, Fiscal 2021 or Fiscal 2020.

Intangible assets with finite lives primarily consist of customer relationships, certain trademarks and reacquired rights. These assets are amortized over the estimated useful life of the asset using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise realized or the straight line method. Certain of our intangible assets with finite lives may be amortized over periods of up to 20 years. The determination of an appropriate useful life for amortization considers our plans for the intangible assets, the remaining contractual period of the reacquired right, and factors that may be outside of our control, including expected customer attrition. Amortization of intangible assets is included in SG&A in our consolidated statements of operations. Intangible assets with finite lives are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, as discussed below under Impairment of Long-Lived Assets, other than Goodwill and Intangible Assets with Indefinite Lives.

Any costs associated with extending or renewing recognized intangible assets are generally expensed as incurred.

Prepaid Expenses and Other Non-Current Assets, net

Amounts included in prepaid expenses and other current assets primarily consist of prepaid operating expenses, including subscriptions, maintenance and other services contracts, advertising, insurance, samples and direct to consumer supplies as well as the estimated value of inventory for anticipated direct to consumer and wholesale sales returns. Other non-current assets primarily consist of assets set aside for potential liabilities related to our deferred compensation plan, equity investments in unconsolidated entities, assets related to certain investments in officers’ life insurance policies, deposits and amounts placed into escrow accounts, deferred financing costs and non-current deferred tax assets.

Officers’ life insurance policies that are owned by us, which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of both January 28, 2023 and January 29, 2022, officers’ life insurance policies, net, recorded in our consolidated balance sheets totaled $4 million.

Deferred financing costs for our revolving credit agreement are included in other non-current assets, net in our consolidated financial statements. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense in our consolidated statements of operations. Unamortized deferred financing costs included in other non-current assets, net totaled $1 million as of both January 28, 2023 and January 29, 2022.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The total value of the assets set aside for potential deferred compensation liabilities as of January 28, 2023 and January 29, 2022 was $16 million and $17 million, respectively. Substantially all of these amounts are held in a rabbi trust and included in other non-current assets, net in our consolidated balance sheet. Substantially all the assets set aside for potential deferred compensation liabilities are life insurance policies recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled $15 million and $17 million at January 28, 2023 and January 29, 2022, respectively.

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

Equity investments accounted for using the equity method of accounting, fair value method of accounting, or alternative measurement method are included in other non-current assets in our consolidated balance sheets, while the income or loss related to such investments is included in royalties and other operating income in our consolidated statements of operations. During Fiscal 2022, we paid $8 million for equity investments in entities accounted for using the equity method of accounting. During Fiscal 2020, we paid $6 million, in the aggregate, for equity investments in entities accounted for using either the equity method of accounting or the alternative measurement method. These payments in Fiscal 2022 and Fiscal 2020 are included in other investing activities in our consolidated statements of cash flows.

As of January 28, 2023 and January 29, 2022, our consolidated balance sheet included equity investments accounted for using the equity method of accounting, fair value and alternative measurement method totaling, in the aggregate, $11 million and $3 million, respectively. The equity investments in unconsolidated entities included in our consolidated balance sheet represents substantially all of our exposure or loss related to these investments, as there are no meaningful obligations to fund additional amounts or losses related to these investments. These investments include (1) our minority ownership interest in a property in Indian Wells, California that will be converted into the Tommy

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bahama Miramonte Resort and Spa during Fiscal 2023, and (2) our minority ownership interests in smaller apparel lifestyle brands, in which we generally have an ownership interest of approximately 10% as of January 28, 2023. During Fiscal 2022, Fiscal 2021 and Fiscal 2020 we recognized amounts related to these investments in royalties and other income of a loss of $1 million, income of $12 million and a loss of less than $1 million, respectively. In Fiscal 2021, our minority ownership interests in an unconsolidated entity was redeemed upon that entity consummating a change in control transaction, resulting in proceeds to us of $15 million and a gain on sale of $12 million.

Impairment of Long-Lived Assets, other than Goodwill and Intangible Assets with Indefinite Lives

We assess our long-lived assets other than goodwill and intangible assets with indefinite lives for impairment whenever events indicate that the carrying amount of the asset or asset group may not be fully recoverable. This recoverability and impairment assessment is performed for a specific asset or asset group and includes any property and equipment, operating lease assets, intangible assets with finite lives and other non-current assets included in the asset group. Events that would typically result in such an assessment would include a change in the estimated useful life of the assets, including a change in our plans of the anticipated period of operating a leased direct to consumer location, the decision to vacate a leased space before lease expiration, the abandonment of an asset or other factors. These events may also result in a change in the determination of the assets included in an asset group for impairment testing. To analyze recoverability, we consider undiscounted net future cash flows over the remaining life of the asset or asset group. If the amounts are determined to not be recoverable an impairment is recognized resulting in the write-down of the asset or asset group and a corresponding charge to our consolidated statements of operations. Impairment losses are measured based on the difference between the carrying amount and the estimated fair value of the assets. For any assets impaired during Fiscal 2022, Fiscal 2021 and Fiscal 2020, there was no significant fair value at the date of impairment testing.

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, we recognized $1 million, $2 million and $20 million, respectively, of property and equipment impairment charges, which were primarily included in SG&A. During Fiscal 2020, these charges primarily related to a $15 million write-off of previously capitalized costs associated with a Tommy Bahama information technology project that was abandoned in Fiscal 2020, $2 million of charges related to retail store assets due to retail store closures in Tommy Bahama and Lilly Pulitzer, $1 million of charges related to office leasehold improvements resulting from the Lanier Apparel exit and $1 million of charges related to office leasehold improvements associated with the 2020 restructuring of Tommy Bahama’s international sourcing operations.

During Fiscal 2022, we did not recognize any operating lease asset impairment charges. During Fiscal 2021 and Fiscal 2020, we recognized $5 million and $4 million, respectively, of operating lease asset impairment charges, which were primarily included in SG&A. During Fiscal 2021, these charges primarily related to our Tommy Bahama New York office and showroom lease, which was vacated in Fiscal 2021 and provides the landlord the ongoing right to terminate the lease. During Fiscal 2020, these charges primarily related to $3 million of charges related to certain office leases resulting from the Lanier Apparel exit and $1 million of charges related to an office lease associated with the 2020 restructuring of Tommy Bahama’s international sourcing operations.

As disclosed in Note 4, we recognized an impairment charge of less than $1 million of an intangible asset with a finite life in Lanier Apparel in Fiscal 2020. No impairment of intangible assets with finite lives was recognized during Fiscal 2022 or Fiscal 2021.

Accounts Payable, Accrued Compensation and Accrued Expenses and Other Liabilities

Liabilities for accounts payable, accrued compensation and accrued expenses and other liabilities are carried at cost, which approximates the fair value of the consideration expected to be paid in the future for goods and services received, whether or not billed to us as of the balance sheet date. Accruals for medical insurance and workers’ compensation, which are included in accrued expenses and other liabilities in our consolidated balance sheets, include estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims based on our claims experience and statistical trends.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal and Other Contingencies

We are subject to certain litigation, claims and assessments in the ordinary course of business. The claims and assessments may relate, among other things, to disputes about trademarks and other intellectual property, employee relations matters, real estate, licensing arrangements, importing or exporting regulations, product safety requirements, taxation or other topics. For those matters where it is probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we have recorded reserves in accrued expenses and other liabilities or other non-current liabilities in our consolidated financial statements for the estimated loss and related expenses, such as legal fees. In other instances, because of the uncertainties related to both the probable outcome or amount or range of loss, we are unable to make a reasonable estimate of a liability, if any, and therefore have not recorded a reserve. As additional information becomes available or as circumstances change, we adjust our assessment and estimates of such liabilities accordingly. Additionally, for any potential gain contingencies, we do not recognize the gain until the period that all contingencies have been resolved and the amounts are realizable. We believe the outcome of outstanding or pending matters, individually and in the aggregate, will not have a material impact on our consolidated financial statements, based on information currently available.

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

A change in the fair value of contingent consideration of $1 million and $1 million associated with the 2017 acquisition of TBBC was recognized in our consolidated statements of operations in Fiscal 2021 and Fiscal 2020, respectively. As of January 28, 2023 and January 29, 2022, $0 million and $2 million, respectively, of contingent consideration related to the TBBC acquisition was recognized as a liability in our consolidated balance sheet. In the aggregate, $4 million was earned by the sellers pursuant to the four year contingent consideration arrangement, which ended on January 29, 2022, with the final payment of $2 million paid in Fiscal 2022. One of the sellers of TBBC is an employee and continues to manage the operations of TBBC.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value guarantees or material restrictive financial covenants. Substantially all of our leases are classified as long-term operating leases.

For our leases, we recognize operating lease liabilities equal to our obligation to make lease payments arising from the leases on a discounted basis and operating lease assets which represent our right to use, or control the use of, a specified asset for a lease term. Operating lease liabilities, which are included in current portion of operating lease liabilities and non-current portion of operating lease liabilities in our consolidated balance sheets, are recognized at the lease commencement date based on the present value of lease payments over the lease term. The significant judgments in calculating the present value of lease obligations include determining the lease term and lease payment amounts, which are dependent upon our assessment of the likelihood of exercising any renewal or termination options that are at our discretion, as well as the discount rate applied to the future lease payments. The operating lease assets, which are included in operating lease assets in our consolidated balance sheets, at commencement represent the amount of the operating lease liability reduced for any lease incentives, including tenant improvement allowances. Typically, we do not include any renewal or termination options at our discretion in the underlying lease term at the time of lease commencement as the probability of exercise generally is not reasonably certain. Variable rental payments for real estate taxes, sales tax, insurance, other operating expenses and contingent rent based on a percentage of net sales or adjusted periodically for inflation are not included in lease expense used to calculate the present value of lease obligations recognized in our consolidated balance sheet, but instead are recognized as incurred.

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

During the First Quarter of Fiscal 2020, the FASB provided for an optional practical expedient that simplifies how a lessee accounts for rent concessions that are a direct consequence of the COVID-19 pandemic. The practical expedient only applies if a lease is modified to allow for a rental concession and (1) the revised consideration is substantially the same as, or less than, the original consideration in the lease agreement, (2) the reduction in lease payments relates to payments due on or before June 30, 2021, and (3) no other substantive changes have been made to the terms of the leases. The practical expedient provides that, if the above conditions are met for the lease agreement, the lessee is not required to assess whether the eligible rent concessions are lease modifications. We have elected to apply the practical expedient for all eligible lease modifications resulting in the rent concession being recorded as an adjustment to variable lease payments and recognized in our consolidated statement of operations in that period. The amounts of concessions recognized immediately in our consolidated statement of operations pursuant to this practical expedient in Fiscal 2021 and Fiscal 2020 was $1 million and $4 million, respectively. For lease modifications that do not meet the criteria for the practical expedient, we account for the amendment and concession as a lease modification requiring lease remeasurement with the concession recognized as a reduction to the operating lease asset and recognized in our consolidated statements of operations over the remaining term of the respective lease agreement. The amount of concessions agreed to in Fiscal 2021 and Fiscal 2020 that were recognized as reductions of the operating lease asset and will be recognized in future periods over the remaining lease term as a reduction to rent expense was $3 million and $4 million, respectively. There were no concession amounts recognized immediately or initially recognized as reductions of the operating lease asset during Fiscal 2022 pursuant to this practical expedient.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency

We are exposed to foreign currency exchange risk when we generate net sales or incur expenses in currencies other than the functional currency of the respective operations. The resulting assets and liabilities denominated in amounts other than the respective functional currency are re-measured into the respective functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are re-measured at the average rates of exchange prevailing during the relevant period. The impact of any such re-measurement is recognized in our consolidated statements of operations in that period. Net losses (gains) included in our consolidated statements of operations related to foreign currency transactions recognized in Fiscal 2022, Fiscal 2021 and Fiscal 2020 were $2 million, $1 million and $0 million, respectively.

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

As of January 28, 2023, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which are primarily related to (1) our Tommy Bahama operations in Canada and Australia purchasing goods in U.S. dollars or other currencies and (2) certain other transactions, including intercompany transactions. During Fiscal 2022, Fiscal 2021 and Fiscal 2020, we did not enter into and were not a party to any foreign currency exchange contracts.

Interest Rate Risk

As all of our indebtedness is variable-rate debt, we are exposed to market risk from changes in interest rates. If we determine that our exposure to interest rate changes is higher than we believe is appropriate, we may attempt to limit the impact of interest rate changes on earnings and cash flow through a mix of variable-rate and fixed-rate debt or by entering into interest rate swap arrangements. Our assessment of appropriate levels of exposure to changes in interest rates also considers our need for flexibility in our borrowing arrangements resulting from the significant seasonality of our business and cash flows, anticipated future cash flows and our expectations about the risk of future interest rate changes, among other factors. During Fiscal 2022, Fiscal 2021 and Fiscal 2020, we did not enter into and were not a party to any interest rate swap agreements.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that are significant to the fair value of the assets or liabilities, which include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

As of January 28, 2023, our financial instruments consist primarily of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities generally approximate their fair values. The fair values of any cash and cash equivalents invested on an overnight basis in money market funds, as well as short-term investments, are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. Additionally, we believe the carrying amounts of our variable-rate borrowings, if any, approximate fair value.

We have determined that our operating lease assets, property and equipment, intangible assets, goodwill and certain other non-current assets included in our consolidated balance sheets are non-financial assets measured at fair value on a non-recurring basis. We have determined that our approaches for determining fair values of each of these non-current assets are generally based on Level 3 inputs. Additionally, for any contingent consideration fair value amounts, we have determined that our approaches for determining fair value during the performance period are generally based on Level 3 inputs during the contingent consideration period.

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

Equity Compensation

We have certain equity compensation plans as described in Note 8, which provide for the ability to grant restricted shares, restricted share units, options and other equity awards to our employees and non-employee directors. We recognize compensation expense related to equity awards to employees and non-employee directors in SG&A in our consolidated statements of operations based on the fair value of the awards on the grant date. The fair value of restricted share awards that are service and performance-based are determined based on the fair value of our common stock on the grant date. The fair value of restricted share awards that are market-based (e.g. relative total shareholder return (“TSR”)) are determined based on a Monte Carlo simulation model, which models multiple TSR paths for our common stock as well as the comparator group, as applicable, to evaluate and determine the estimated fair value of the restricted share award.

For awards with specified service requirements, the fair value of the awards granted to employees is recognized over the requisite service period. For performance-based awards (e.g. awards based on our earnings per share), during the performance period we assess expected performance versus the predetermined performance goals and adjust the cumulative equity compensation expense to reflect the relative expected performance achievement. The fair value of the performance-based awards, if earned, is recognized on a straight-line basis over the aggregate performance period and any additional required service period. For market-based awards (e.g. TSR-based awards) with specified service requirements that are equal to or longer than the market-based specification period, the fair value of the awards granted to employees is recognized over the requisite service period, regardless of whether, and to the extent to which, the market condition is ultimately satisfied. The impact of stock award forfeitures on compensation expense is recognized at the time of forfeiture as no estimate of future forfeitures is considered in our calculation of compensation expense for our service-based, performance-based or market-based awards.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income consists of net earnings and specified components of other comprehensive income (loss). Other comprehensive income (loss) includes changes in assets and liabilities that are not included in net earnings pursuant to GAAP, such as foreign currency translation adjustments between the functional and reporting currencies and certain unrealized gains (losses), if any. For us, other comprehensive income for each period presented primarily consists of the impact of the foreign currency translation of our international operations. These other comprehensive income (loss) amounts are deferred in accumulated other comprehensive loss, which is included in shareholders’ equity in our consolidated balance sheets. As of January 28, 2023, the amounts included in accumulated other comprehensive loss in our consolidated balance sheet primarily consist of the net foreign currency translation adjustment related to our Tommy Bahama operations in Canada and Australia. No material amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during Fiscal 2022, Fiscal 2021 or Fiscal 2020.

Dividends

Dividends are accrued at the time declared by our Board of Directors and typically paid within the same fiscal quarter. Certain restricted share units, as described in Note 8, earn dividend equivalents which are accrued at the time of dividend declaration by the Board of Directors in accrued expenses and other liabilities, but only paid if the restricted share units are ultimately earned. Dividends accrued related to these restricted share units, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, were $1 million and less than $1 million, as of January 28, 2023 and January 29, 2022, respectively.

Share Repurchases

From time to time, we may repurchase shares of our stock under an open market repurchase program or otherwise. We account for share repurchases for open market transactions by charging the excess of repurchase price over the par value entirely to retained earnings based on the trade settlement date.

Concentration of Credit Risk and Significant Customers

We are exposed to concentrations of credit risk as a result of our receivables balances, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to wholesale customers operating in a number of distribution channels in the United States and other countries. We extend credit to certain wholesale customers based on an evaluation of the customer’s credit history and financial condition, usually without requiring collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. As of January 28, 2023, one customer represented 16% and another customer represented 11% of our receivables, net included in our consolidated balance sheet.

No individual customer represented greater than 10% of our consolidated net sales in Fiscal 2022, Fiscal 2021 or Fiscal 2020. However, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods.

Income Taxes

Income taxes included in our consolidated financial statements are determined using the asset and liability method. Under this method, income taxes are recognized based on amounts of income taxes payable or refundable in the current year as well as the impact of any items that are recognized in different periods for consolidated financial

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statement reporting and tax return reporting purposes. Prepaid income taxes and income taxes payable are recognized in prepaid expenses and other accrued expenses and liabilities, respectively, in our consolidated balance sheets.

As certain amounts are recognized in different periods for consolidated financial statement and tax return reporting purposes, financial statement and tax bases of assets and liabilities differ, resulting in the recognition of deferred tax assets and liabilities. The deferred tax assets and liabilities reflect the estimated future tax effects attributable to these differences, as well as the impact of net operating loss, capital loss and federal and state credit carry-backs and carry-forwards, each as determined under enacted tax laws at rates expected to apply in the period in which such amounts are expected to be realized or settled. We account for the effect of changes in tax laws or rates in the period of enactment.

We recognize deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, taxable income in any carry-back years, tax-planning strategies, and recent results of operations.

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

In the case of foreign subsidiaries, there are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial statement and tax bases of assets. If we consider the investment to be essentially permanent in duration and the financial statement basis of the investment in a foreign subsidiary, excluding undistributed earnings, exceeds the tax basis in such investment, the deferred tax liability is not recognized. Further, deferred tax liabilities are not required to be recognized for undistributed earnings of foreign subsidiaries when we consider those earnings to be permanently reinvested outside the United States. While distributions of foreign subsidiary earnings are generally not subject to federal tax, there are other possible tax impacts, including state taxes and foreign withholding tax, that must be considered if the earnings are not considered to be permanently reinvested. Further, a gain realized upon the sale of a foreign subsidiary, if any, is not exempt from federal tax and consideration must therefore be given to the impact of differences in the book and tax basis of foreign subsidiaries not arising from earnings when determining whether a liability must be recorded if the investment is not considered permanently reinvested.

Additionally, United States tax regulations currently include certain tax provisions including a tax on global intangible low-taxed income (“GILTI”), disallowance of deductions for certain payments (the base erosion anti-abuse tax, or “BEAT”) and certain deductions enacted for certain foreign-derived intangible income (“FDII”). While the calculations for GILTI, BEAT and FDII are complex calculations, these provisions did not have a material impact on our effective tax rate in Fiscal 2022, Fiscal 2021 and Fiscal 2020. We recognize the impact of GILTI as a period cost.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law, with applicable provisions reflected in our financial statements upon enactment. This law included several taxpayer favorable provisions which impacted us, including allowing the carry-back of our Fiscal 2020 net operating losses to years prior to the enactment of the United States Tax Cuts and Jobs Act in 2017 (“U.S. Tax Reform”), resulting in an increased benefit for those losses, accelerated depreciation of certain leasehold improvement costs, relaxed interest expense limitations and certain non-income tax benefits including deferral of employer FICA payments and an employee retention credit. Substantially all of the income tax receivable in our consolidated balance sheets as of January 28, 2023 and January 29, 2022 relates to the carry-back of our Fiscal 2020 net operating losses to prior years.

We file income tax returns in the United States and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for years prior to Fiscal 2019, with limited exceptions, are no longer subject to examination by tax authorities.

Earnings (Loss) Per Share

Basic net earnings per share amounts are calculated by dividing the net earnings amount by the weighted average shares outstanding during the period. Shares repurchased, if any, are removed from the weighted average number of shares outstanding upon repurchase based on the trade settlement date.

Diluted net earnings per share amounts are calculated similarly to the amounts above, except that the weighted average shares outstanding in the diluted net earnings per share calculation also include the potential dilution using the treasury stock method that could occur if dilutive securities, including restricted share awards or other dilutive awards, were converted to shares. The treasury stock method assumes that shares are issued for any restricted share awards, options or other dilutive awards that are "in the money," and that we use the proceeds received to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of future compensation expense to be recognized and any cash to be paid. Performance-based and market-based restricted share units are included in the computation of diluted shares only to the extent that the underlying performance or market conditions (1) have been satisfied as of the end of the reporting period or (2) if the measurement criteria has been satisfied and the result would be dilutive, even if the contingency period has not ended as of the end of the reporting period.

In periods that we incur a loss, we exclude restricted shares or restricted share unit awards as including the awards would be anti-dilutive. During Fiscal 2020, there were 0.4 million restricted shares and restricted share units outstanding that were excluded from the diluted earnings (loss) per share calculation. No restricted shares or restricted share units were excluded from the diluted earnings per share calculation for Fiscal 2022 or Fiscal 2021.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Accounting Standards Adopted in Fiscal 2022

No recently issued guidance adopted in Fiscal 2022 had a material impact on our consolidated financial statements upon adoption or is expected to have a material impact in future periods.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Each of the brands included in Emerging Brands designs, sources, markets and distributes apparel and related products bearing its respective trademarks and is supported by Oxford’s emerging brands team that provides certain support functions to the smaller brands, including marketing and advertising execution, analysis and other functions. The shared resources provide for operating efficiencies and enhanced knowledge sharing across the brands.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales, any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments as our LIFO pool does not correspond to our operating group definitions, and the operations of our Lyons, Georgia distribution center and our Oxford America business, which we exited in Fiscal 2022.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present certain financial information (in thousands) about our reportable operating groups, as well as Corporate and Other.

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Net sales
Tommy Bahama	$880,233	$724,305	$419,817
Lilly Pulitzer	339,266	298,995	231,078
Johnny Was (1)	72,591	—	—
Emerging Brands	116,484	90,053	58,200
Lanier Apparel (2)	—	24,858	38,796
Corporate and Other	2,954	3,868	942
Consolidated net sales	$1,411,528	$1,142,079	$748,833

Depreciation and amortization
Tommy Bahama	$26,807	$27,830	$46,698
Lilly Pulitzer	12,784	11,678	9,965
Johnny Was (1)	7,199	—	—
Emerging Brands	1,582	1,298	1,175
Lanier Apparel (2)	—	107	1,239
Corporate and Other	663	685	837
Consolidated depreciation and amortization	$49,035	$41,598	$59,914

Operating income (loss)
Tommy Bahama	$172,761	$111,733	$(53,310)
Lilly Pulitzer	67,098	63,601	27,702
Johnny Was (1)	(1,544)	—	—
Emerging Brands (3)	15,602	16,649	(62,724)
Lanier Apparel (2)	—	4,888	(26,654)
Corporate and Other (4)	(35,143)	(31,368)	(8,863)
Consolidated operating income (loss)	218,774	165,503	(123,849)
Interest expense, net	3,049	944	2,028
Earnings (loss) before income taxes	$215,725	$164,559	$(125,877)

(1)	Amount included for Johnny Was represents the post-acquisition period only.
(2)	In Fiscal 2021, we exited our Lanier Apparel business, which is discussed in more detail in Note 11.
(3)	The operating loss for Emerging Brands in Fiscal 2020 included a $60 million impairment charge for goodwill and intangible assets of Southern Tide, with no such charges in Fiscal 2022 or Fiscal 2021.
(4)	The operating loss for Corporate and Other included a LIFO accounting charge of $3 million, charge of $16 million and credit of $9 million in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. During Fiscal 2022 and Fiscal 2021, the operating loss for Corporate and Other also included $3 million of transaction expenses and integration costs associated with the Johnny Was acquisition and a gain on sale of an unconsolidated entity of $12 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Purchases of Property and Equipment
Tommy Bahama	$17,019	$12,887	$19,666
Lilly Pulitzer	23,990	17,305	7,059
Johnny Was	1,655	—	—
Emerging Brands	3,176	1,405	1,708
Lanier Apparel	—	5	21
Corporate and Other	828	292	470
Purchases of Property and Equipment	$46,668	$31,894	$28,924

	January 28,	January 29,
	2023	2022
Total Assets
Tommy Bahama (1)	$569,833	$531,678
Lilly Pulitzer (2)	211,119	176,757
Johnny Was (3)	334,603	—
Emerging Brands (4)	91,306	66,825
Lanier Apparel (5)	—	207
Corporate and Other (6)	(18,196)	182,175
Total Assets	$1,188,665	$957,642
(1)	Increase in Tommy Bahama total assets includes increases in inventories, receivables and prepaid expenses partially offset by reduction in non-current assets, including operating lease assets and property and equipment.
(2)	Increase in Lilly Pulitzer total assets includes increases in inventories, property and equipment, receivables and prepaid expenses partially offset by reductions in operating lease assets.
(3)	The Johnny Was business was acquired on September 19, 2022.
(4)	Increase in Emerging Brands total assets includes increases in inventories and non-current assets, including operating lease assets and property and equipment.
(5)	Decrease in Lanier Apparel total assets is due to the exit of the Lanier Apparel business during Fiscal 2021.
(6)	Decrease in Corporate and Other total assets includes reductions in short-term investments, cash and cash equivalents, which were used to fund a portion of the acquisition purchase price for Johnny Was, and reductions in inventories, primarily due to the impact of LIFO accounting, and reductions in non-current assets, including operating lease assets.

Net book value of our property and equipment and net sales by geographic area are presented in the tables below (in thousands). The other foreign amounts primarily relate to our Tommy Bahama operations in Canada and Australia.

	January 28,	January 29,
	2023	2022
Net Book Value of Property and Equipment
United States	$174,044	$149,352
Other foreign	3,540	3,095
	$177,584	$152,447

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net Sales
United States	$1,372,278	$1,112,384	$728,308
Other foreign	39,250	29,695	20,525
	$1,411,528	$1,142,079	$748,833

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented, except that the amounts included for Johnny Was represent the post-acquisition period only. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	Fiscal 2022
	Net Sales	Retail	E‑commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$880,233	46%	24%	13%	17%	—%
Lilly Pulitzer	339,266	33%	51%	—%	16%	—%
Johnny Was	72,591	36%	42%	—%	22%	—%
Emerging Brands	116,484	6%	42%	—%	52%	—%
Lanier Apparel	—	—%	—%	—%	—%	—%
Corporate and Other	2,954	—%	—%	—%	43%	57%
Consolidated net sales	$1,411,528	39%	33%	8%	20%	—%

	Fiscal 2021
	Net Sales	Retail	E‑commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$724,305	47%	25%	13%	15%	—%
Lilly Pulitzer	298,995	34%	50%	—%	16%	—%
Johnny Was	—	—%	—%	—%	—%	—%
Emerging Brands	90,053	5%	39%	—%	56%	—%
Lanier Apparel	24,858	—%	—%	—%	100%	—%
Corporate and Other	3,868	—%	—%	—%	61%	39%
Consolidated net sales	$1,142,079	39%	32%	8%	20%	—%

	Fiscal 2020
	Net Sales	Retail	E‑commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$419,817	37%	36%	11%	16%	—%
Lilly Pulitzer	231,078	20%	64%	—%	16%	—%
Johnny Was	—	—%	—%	—%	—%	—%
Emerging Brands	58,200	3%	45%	—%	52%	—%
Lanier Apparel	38,796	—%	—%	—%	100%	—%
Corporate and Other	942	—%	—%	—%	—%	100%
Consolidated net sales	$748,833	27%	43%	6%	23%	—%

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Property and Equipment, Net

Property and equipment, net, is summarized as follows (in thousands):

	January 28,	January 29,
	2023	2022
Land	$3,090	$3,135
Buildings and improvements	32,495	32,090
Furniture, fixtures, equipment and technology	278,589	242,759
Leasehold improvements	255,955	233,988
	570,129	511,972
Less accumulated depreciation and amortization	(392,545)	(359,525)
Property and equipment, net	$177,584	$152,447

Note 4. Intangible Assets and Goodwill

Intangible assets by category are summarized below (in thousands):

	January 28,	January 29,
	2023	2022
Intangible assets with finite lives	$108,513	$51,929
Accumulated amortization and impairment	(50,068)	(44,122)
Total intangible assets with finite lives, net	58,445	7,807

Intangible assets with indefinite lives:
Tommy Bahama Trademark	$110,700	$110,700
Lilly Pulitzer Trademark	27,500	27,500
Johnny Was Trademark	77,900	—
Southern Tide Trademark	9,300	9,300
Total intangible assets with indefinite lives	$225,400	$147,500

Total intangible assets, net	$283,845	$155,307

Intangible assets, by operating group and in total, for Fiscal 2020, Fiscal 2021 and Fiscal 2022 are as follows (in thousands):

	Tommy	Lilly	Johnny	Emerging	Lanier	Corporate
	Bahama	Pulitzer	Was	Brands	Apparel	and Other	Total
Balance, February 1, 2020	$110,700	$28,741	$—	$35,349	$215	$—	$175,005
Acquisition	—	—	—	—	—	—	—
Impairment	—	—	—	(17,500)	(207)	—	(17,707)
Amortization	—	(424)	—	(679)	(8)	—	(1,111)
Balance January 30, 2021	$110,700	$28,317	$—	$17,170	$—	$—	$156,187
Acquisition	—	—	—	—	—	—	—
Impairment	—	—	—	—	—	—	—
Amortization	—	(220)	—	(660)	—	—	(880)
Balance, January 29, 2022	$110,700	$28,097	$—	$16,510	$—	$—	$155,307
Acquisition	—	—	134,640	—	—	—	134,640
Impairment	—	—	—	—	—	—	—
Amortization	—	(238)	(5,194)	(670)	—	—	(6,102)
Balance, January 28, 2023	$110,700	$27,859	$129,446	$15,840	$—	$—	$283,845

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the current estimated useful lives assigned to our intangible assets, amortization expense for each of the next five years is expected to be $15 million, $11 million, $8 million, $6 million and $4 million.

Goodwill, by operating group and in total, for Fiscal 2020, Fiscal 2021 and Fiscal 2022 is as follows (in thousands):

	Tommy	Lilly	Johnny	Emerging	Corporate
	Bahama	Pulitzer	Was	Brands	and Other	Total
Balance, February 1, 2020	$711	$19,522	$—	$46,345	$—	$66,578
Acquisition	—	—	—	—	—	—
Impairment	—	—	—	(42,745)	—	(42,745)
Other, including foreign currency	77	—	—	—	—	77
Balance January 30, 2021	$788	$19,522	$—	$3,600	$—	$23,910
Acquisition	—	—	—	—	—	—
Impairment	—	—	—	—	—	—
Other, including foreign currency	(41)	—	—	—	—	(41)
Balance, January 29, 2022	$747	$19,522	$—	$3,600	$—	$23,869
Acquisition	—	—	96,637	—	—	96,637
Impairment	—	—	—	—	—	—
Other, including foreign currency	(8)	—	—	—	—	(8)
Balance, January 28, 2023	$739	$19,522	$96,637	$3,600	$—	$120,498

No impairment was required based on our annual tests for impairment of goodwill and intangible assets with indefinite lives performed as of the first day of the Fourth Quarter of Fiscal 2022, Fiscal 2021 or Fiscal 2020. As discussed in Note 1, starting in Fiscal 2020 the COVID-19 pandemic had a significant negative impact on each of our operating groups. Thus, certain goodwill and indefinite-lived intangible asset impairment testing was required in the First Quarter of Fiscal 2020, which resulted in significant impairment charges related to Southern Tide, which is included in our Emerging Brands operating group, as shown in the tables above. Impairment of goodwill and intangible assets are included in impairment of goodwill and intangible assets in our consolidated statements of operations. No interim impairment tests were required for any other interim periods of Fiscal 2022, Fiscal 2021 or Fiscal 2020.

Note 5. Debt

As of January 28, 2023 and January 29, 2022, we had $119 million and no amounts outstanding, respectively, under our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”). On March 6, 2023, we amended the U.S. Revolving Credit Agreement by entering into the Second Amendment to the Fourth Amended and Restated Credit Agreement to, among other things, (1) extend the maturity of the facility from July 2024 to March 2028 and (2) modify certain provisions of the agreement. Pursuant to the amended agreement, the interest rate applicable to our borrowings under the U.S. Revolving Credit Agreement will be based on either the Secured Overnight Financing Rate plus an applicable margin of 135 to 185 basis points or prime plus an applicable margin of 35 to 85 basis points.

The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 6% as of January 28, 2023), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To the extent cash flow needs in the future exceed cash flow provided by our operations, we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, as well as any capital expenditures, acquisitions, and other investing or financing activities. Our U.S. Revolving Credit Agreement may also be used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for certain product purchases, which reduce the amounts available under our line of credit when issued. As of January 28, 2023, $7 million of letters of credit were outstanding under our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of January 28, 2023, we had $199 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2022 and as of January 28, 2023, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of January 28, 2023, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

Note 6. Leases and Other Commitments

For Fiscal 2022, operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset was $61 million and variable lease expense was $43 million, resulting in total lease expense of $104 million. For Fiscal 2021, operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset was $58 million and variable lease expense was $35 million, resulting in total lease expense of $93 million. For Fiscal 2020, operating lease expense was $64 million and variable lease expense was $30 million, resulting in total lease expense of $93 million. As of January 28, 2023 and January 29, 2022, the weighted-average remaining operating lease term was six years and five years, respectively, and the weighted-average discount rate for operating leases was 4.7% and 3.8%, respectively. Cash paid for lease amounts included in the measurement of operating lease liabilities in Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $75 million, $70 million and $63 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 28, 2023, the required lease liability payments, which include base rent amounts but excludes payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent rents incurred under operating lease agreements, for the fiscal years specified below were as follows (in thousands):

Operating lease
2023	82,744
2024	66,153
2025	50,079
2026	42,917
2027	29,762
After 2027	64,261
Total lease payments	$335,916
Less: Difference between discounted and undiscounted lease payments	41,342
Present value of lease liabilities	$294,574

Note 7. Shareholders’ Equity

Common Stock

We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of January 28, 2023 and January 29, 2022. As of January 28, 2023 and January 29, 2022, we had 16 million shares and 17 million shares, respectively, of common stock issued and outstanding.

Dividends

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, we paid $35 million, $28 million and $17 million, respectively, of dividends to our shareholders. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends.

Share Repurchases

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, we repurchased $92 million, $8 million and $18 million, respectively in open market transactions. Additionally, during Fiscal 2022, Fiscal 2021 and Fiscal 2020, we purchased $3 million, $3 million and $2 million, respectively, of shares from our employees to cover employee tax liabilities related to the vesting of shares of our stock.

On December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock in open market transactions. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. Through January 28, 2023, we repurchased in open market transactions 1.1 million shares of our common stock for $100 million, an average price of $90 per share, pursuant to the Board of Directors’ December 7, 2021 authorization. As of January 28, 2023, $50 million of the authorization remained available for future repurchases of our common stock.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Stock

We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of January 28, 2023 and January 29, 2022. No preferred shares were issued or outstanding as of January 28, 2023 or January 29, 2022.

Note 8. Equity Compensation

Long-Term Stock Incentive Plan and Equity Compensation Expense

As of January 28, 2023, shares available for issuance under our Long-Term Stock Incentive Plan (the “Long- Term Stock Incentive Plan”) were less than 1 million shares, which includes the additional shares approved for grant under the Long-Term Stock Incentive Plan by shareholders in June 2022. The Long-Term Stock Incentive Plan allows us to grant equity-based awards to employees and non-employee directors in the form of, among other things, stock options, stock appreciation rights, restricted shares and/or restricted share units. No additional shares are available under any predecessor plans.

The specific provisions of restricted share awards are evidenced by agreements with the employee as determined by the compensation committee of our Board of Directors. Restricted shares and restricted share units granted to officers and other key employees in recent years generally vest three years from the date of grant if (1) the performance or market threshold, if any, was met and (2) the employee is still employed by us on the vesting date. The employee generally is restricted from transferring or selling any restricted shares or restricted share units and forfeits the awards upon the termination of employment prior to the end of the vesting period. The restricted share awards granted during Fiscal 2022 include certain clauses related to accelerated vesting upon the occurrence of qualifying retirement, death or disability of the employee prior to the vesting date, while the restricted share awards granted in prior years did not include such clauses.

In recent years, we have granted a combination of service-based restricted share awards and awards based on total shareholder return (“TSR”) to certain of our employees. As of January 28, 2023, there was $15 million of unrecognized compensation expense related to the unvested service-based and TSR-based restricted share awards included in the tables below, which have been granted to employees but have not yet vested. As of January 28, 2023, the weighted average remaining life of the outstanding awards was one year.

Service-Based and Performance-Based Restricted Share Awards

During Fiscal 2022, we granted service-based restricted share unit awards, while in prior years we granted service-based restricted shares. At the time that service-based restricted share unit awards are granted, the employee is generally, subject to the terms of the respective agreement, entitled to dividend equivalents, payable at the time of payment of any dividends paid on our common stock as long as the awards are outstanding, but do not have any voting rights. Whereas, at the time that service-based restricted share awards were issued, the shareholder is generally, subject to the terms of the respective agreement, entitled to the same dividend and voting rights as other holders of our common stock as long as the restricted shares are outstanding. In Fiscal 2019, we granted 42,000 performance-based awards, which were issued to employees as restricted shares in Fiscal 2020 upon satisfaction of the specified earnings per share performance requirements. At the time issued, the restricted shares still had a service requirement until the April 2022 vesting date.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the service-based restricted share awards, including both restricted shares and restricted share units, and performance-based award activity for officers and other key employees during Fiscal 2022, Fiscal 2021, and Fiscal 2020 (which do not include the TSR-based Restricted Share Unit activity described below):

	Fiscal 2022		Fiscal 2021		Fiscal 2020
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	Shares or	grant date	Shares	grant date	Shares	grant date
	Units	fair value	or Units	fair value	or Units	fair value
Awards outstanding at beginning of year	238,889	$61	308,369	$61	251,924	$68
Awards granted	67,965	$89	42,855	$89	131,425	$40
Performance-based awards issued related to prior year EPS-based performance awards	—	$—	—	$—	42,438	$76
Awards vested, including awards repurchased from employees for employees’ tax liability	(83,324)	$77	(81,283)	$77	(114,003)	$56
Awards forfeited	(10,585)	$62	(31,052)	$62	(3,415)	$62
Awards outstanding at end of year	212,945	$64	238,889	$61	308,369	$61

The following table summarizes information about unvested service-based restricted share awards, including both restricted shares and restricted share units, as of January 28, 2023.

	Number of	Average
	Unvested	Fair Value
	Share	on
Description	Awards	Date of Grant
Service-based restricted shares with July 2023 vesting date	111,665	$41
Service-based restricted shares with May 2024 vesting date	35,755	$89
Service-based restricted share units with May 2025 vesting date	65,525	$89
Total service-based awards outstanding at end of year	212,945	$64

Additionally, during the First Quarter of Fiscal 2023, we granted 0.1 million of service-based restricted share units, subject to the recipient remaining an employee through the May 2026 vesting date.

TSR-based Restricted Share Units

The table below summarizes the TSR-based restricted share unit activity for officers and other key employees (in units) during Fiscal 2022, Fiscal 2021, and Fiscal 2020:

	Fiscal 2022		Fiscal 2021		Fiscal 2020
		Weighted-		Weighted-		Weighted-
		average		average		average
	Number of	grant date	Number of	grant date	Number of	grant date
	Share Units	fair value	Share Units	fair value	Share Units	fair value
TSR-based awards outstanding at beginning of year	130,440	$78	83,345	$50	—	$—
TSR-based awards granted	66,525	$111	56,750	$117	83,345	$50
TSR-based awards forfeited	(925)	$115	(9,655)	$68	—	$—
TSR-based awards outstanding at end of year	196,040	$89	130,440	$78	83,345	$50

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The restricted share units granted in the table above are at target. The TSR-based restricted share units are subject to (1) our achievement of a specified TSR-based ranking by us relative to a comparator group during a period of approximately three years from the date of grant and (2) generally the recipient remaining an employee through the vesting date which is approximately three years from the date of grant. The number of shares ultimately earned, which will be settled in shares of our common stock on the vesting date, will be between 0% and 200% of the restricted share units at target. These TSR-based restricted share units are entitled to dividend equivalents for dividends declared on our common stock prior to the vesting date, which are payable after vesting of the restricted shares, solely for the number of shares ultimately earned. These TSR-based restricted share units do not have any voting rights prior to the vesting date.

The following table summarizes information about unvested TSR-based restricted share units as of January 28, 2023.

	Unvested	Fair Value
	TSR-Based	on
Description	Share/Unit	Date of Grant
TSR-based restricted share units (at target) with July 2023 vesting date	76,340	$50
TSR-based restricted share units (at target) with May 2024 vesting date	53,500	$117
TSR-based restricted share units (at target) with May 2025 vesting date	66,200	$111
Total TSR-based restricted share units outstanding at end of year	196,040	$89

Additionally, during the First Quarter of Fiscal 2023, we granted 0.1 million of TSR-based restricted share units at target, subject to (1) our achievement of a specified TSR-based ranking by Oxford relative to a comparator group during a period of approximately three years from the date of grant and (2) the recipient remaining an employee through the May 2026 vesting date. The number of shares ultimately earned will be between 0% and 200% of the restricted share units at target.

Director Share Awards

In addition to shares granted to employees, we grant restricted share awards to our non-employee directors for a portion of each non-employee director’s annual compensation. The non-employee directors must complete certain service requirements; otherwise, the restricted shares are subject to forfeiture. On the date of issuance, the non-employee directors are entitled to the same dividend and voting rights as other holders of our common stock. The non-employee directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period.

Employee Stock Purchase Plan

There were less than 1 million shares of our common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of January 28, 2023. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Equity compensation expense related to the employee stock purchase plan recognized was less than $1 million in each of Fiscal 2022, Fiscal 2021 and Fiscal 2020.

Note 9. Defined Contribution Plans

We have a tax-qualified voluntary defined contribution retirement savings plan covering substantially all United States employees. If an eligible participant elects to contribute, a portion of the contribution may be matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in Fiscal 2022,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2021 and Fiscal 2020 was $5 million, $4 million and $1 million, respectively. The increase in Fiscal 2022 was primarily due to an increase in the company match percentage for our defined contribution plan. The lower amount in Fiscal 2020 was primarily due to the suspension of the company match for our defined contribution plan during Fiscal 2020 to reduce our expenses during the COVID-19 pandemic.

Note 10. Income Taxes

The following table summarizes our distribution between domestic and foreign earnings (loss) before income taxes and the provision (benefit) for income taxes (in thousands):

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Earnings (loss) before income taxes:
Domestic	$206,944	$161,233	$(129,129)
Foreign	8,781	3,326	3,252
Earnings (loss) before income taxes	$215,725	$164,559	$(125,877)

Income taxes:
Current:
Federal	$41,776	$24,998	$(11,498)
State	8,835	3,780	(1,060)
Foreign	1,191	409	735
	51,802	29,187	(11,823)
Deferred—Domestic	71	4,155	(17,780)
Deferred—Foreign	(1,883)	(104)	(582)
Income taxes	$49,990	$33,238	$(30,185)

Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal income tax benefit	3.6%	3.7%	3.6%
Impact of foreign operations rate differential	0.1%	0.1%	(0.2)%
Impairment of non-deductible Southern Tide goodwill	—%	—%	(3.7)%
Change in reserve for uncertain tax positions	0.2%	(1.0)%	(2.5)%
Rate benefit from NOL carry-back to pre-U.S. Tax Reform periods due to the CARES Act	—%	—%	5.5%
Impact of valuation allowances related to operating losses	(1.6)%	(0.8)%	(0.9)%
Impact of valuation allowances related to capital losses	—%	1.2%	—%
Impact of capital losses	—%	(2.9)%	—%
Other, net	(0.1)%	(1.1)%	1.2%
Effective tax rate for continuing operations	23.2%	20.2%	24.0%

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

	January 28,	January 29,
	2023	2022
Deferred Tax Assets:
Inventories	$20,561	$16,947
Accrued compensation and benefits	9,637	9,058
Receivable allowances and reserves	2,580	2,814
Operating lease liabilities	71,871	59,711
Operating loss and other carry-forwards	757	3,675
Other, net	4,901	3,529
Deferred tax assets	110,307	95,734
Deferred Tax Liabilities:
Operating lease assets	(66,145)	(51,909)
Depreciation and amortization	(15,289)	(12,427)
Acquired intangible assets	(26,030)	(26,792)
Deferred tax liabilities	(107,464)	(91,128)
Valuation allowance	(2,448)	(6,050)
Net deferred tax asset (liability)	$395	$(1,444)

The majority of our valuation allowance of $2 million as of January 28, 2023 relate to our capital loss carry-forwards. As of January 29, 2022, the majority of our valuation allowance of $6 million related to operating loss carry-forwards and deferred tax assets in the jurisdictions with operating losses as well as our capital loss carry-forwards. The positive operating results in Fiscal 2022, as well as the positive net earnings in the most recent three-year cumulative period, are considered significant positive evidence about the realizability of our operating loss carry-forwards in certain jurisdictions, and in Fiscal 2022 resulted in the utilization or reversal of the substantial majority of our valuation allowances related to our operating loss carry-forward amounts. The short carry-forward period for the capital losses, which can only offset qualifying capital gain income, continue to be considered significant negative evidence against the future realizability of these capital loss tax benefits. The amount of the valuation allowance could change in the future if our operating results or estimates of future taxable operating results changes.

Certain amounts of foreign earnings are subject to U.S. federal tax currently pursuant to the GILTI rules regardless of whether those earnings are distributed, and actual distributions of foreign earnings are generally no longer subject to U.S. federal tax. We continue to assert that our investments in substantially all of our foreign subsidiaries and substantially all of the related earnings are permanently reinvested outside the United States. We believe that any other taxes such as foreign withholding or U.S. state tax payable would be immaterial if we were to repatriate the foreign earnings. Therefore, we have not recorded any deferred tax liabilities related to these foreign investments and earnings in our consolidated balance sheets as of January 28, 2023 and January 29, 2022.

Accounting for income taxes requires that we offset deferred tax liabilities and assets within each tax jurisdiction and present the net deferred tax amount for each jurisdiction as a net deferred tax amount in our consolidated balance sheets. The amounts of deferred income taxes included in our consolidated balance sheets are as follows (in thousands):

	January 28,	January 29,
	2023	2022
Assets:
Deferred tax assets	$3,376	$1,467
Liabilities:
Deferred tax liabilities	(2,981)	(2,911)
Net deferred tax asset (liability)	$395	$(1,444)

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the changes in the gross amount of unrecognized tax benefits, which are included in other non-current liabilities, is as follows (in thousands):

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Balance of unrecognized tax benefits at beginning of year	$3,390	$5,261	$1,212
Increase related to prior period tax positions	110	10	303
Decrease related to prior period tax positions	—	—	(1)
Increase related to current period tax positions	646	527	3,960
Decrease related to settlements with taxing authorities	—	(2,305)	—
Decrease related to lapse of statute of limitations	(482)	(103)	(213)
Balance of unrecognized tax benefits at end of year	$3,664	$3,390	$5,261

Approximately $1 million of our uncertain tax positions as of January 28, 2023, if recognized, would reduce the future effective tax rate in the period settled. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, settlements of ongoing audits and assessments and the expiration of applicable statutes of limitation. We expect that the balance of the gross unrecognized tax benefits may decrease during Fiscal 2023. However, the ultimate occurrence, outcomes, and timing of such events could differ from our current expectations. Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of operations. During each of Fiscal 2022, Fiscal 2021 and Fiscal 2020, we recognized less than $1 million of interest and penalties associated with unrecognized tax positions in our consolidated statements of operations.

Note 11. Lanier Apparel Exit

In Fiscal 2021, we exited our Lanier Apparel business, which had been focused on moderately priced tailored clothing and related products. The Lanier Apparel exit aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic.

In connection with the Fiscal 2020 decision to exit the Lanier Apparel business, we recorded pre-tax charges of $13 million in the Lanier Apparel operating group during Fiscal 2020. These charges consisted of (1) $6 million of estimated inventory markdown charges, the substantial majority of which were reversed in Corporate and Other as part of LIFO accounting as the inventory had not been sold as of January 30, 2021, (2) $3 million of employee charges, including severance and employee retention costs, (3) $3 million of operating lease asset impairment charges for leased office space, (4) $1 million of non-cash fixed asset impairment charges, primarily related to leasehold improvements, and (5) $1 million of charges related to our Merida manufacturing facility, which ceased operations in Fiscal 2020.

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

We do not expect to incur any additional Lanier Apparel exit charges. Substantially all of the cumulative accrued employee charges, termination charges related to contractual commitments and charges related to the Merida

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

manufacturing facility have been paid. As of January 28, 2023, future lease amounts totaling $2 million related to the Lanier Apparel office leases that were previously impaired and vacated are expected to be paid through 2024 over the remaining terms of the respective leases, with no other anticipated significant future cash requirements related to the Lanier Apparel business.

Note 12. Business Combinations

On September 19, 2022, we acquired 100% of the ownership interests in JW Holdings, LLC and its subsidiaries (collectively “Johnny Was”). Johnny Was owns the Johnny Was California lifestyle brand and its related operations including the design, sourcing, marketing and distribution of collections of affordable luxury, artisan-inspired bohemian apparel, accessories and home goods. Johnny Was products are sold through the Johnny Was website and retail stores as well as select department stores and specialty stores. We believe that the acquisition of Johnny Was further advances our strategic goal of owning a diversified portfolio of lifestyle brands and provides future growth opportunities for our business. Information about the operating results of Johnny Was for the 19 week period from the acquisition date through the end of the fiscal year are included in the operating group information included in Note 2.

This acquisition was accounted for under the acquisition method of accounting for business combinations. The preliminary purchase price for the acquisition of Johnny Was totaled $270 million in cash, subject to adjustment based on net working capital as of the closing date of the acquisition. After giving effect to the estimated working capital adjustment, the purchase price paid at closing was $271 million, including acquired cash of $7 million. We used cash and short-term investments on hand and borrowings under our U.S. Revolving Credit Agreement to fund the transaction. As of January 28, 2023, we have accrued an additional $2 million as an estimate of the finalization of the working capital estimate, which we anticipate finalizing and paying during Fiscal 2023. There are no contingent consideration arrangements associated with this transaction. Transaction and integration costs related to this acquisition, which primarily consist of representation and warranty insurance, integration costs, due diligence costs, legal fees and other costs, totaled approximately $3 million and are included in SG&A in our consolidated statements of operations in Fiscal 2022. These costs are included in Corporate and Other in the financial information included in Note 2.

Our allocation of the purchase price to the estimated fair values of the acquired assets and liabilities, including intangible assets, customer relationships, operating lease amounts, property and equipment, working capital amounts, liabilities and other amounts, is preliminary as of January 28, 2023. Our estimates of the allocation of preliminary purchase price will be revised during the one year allocation period, as appropriate, as we obtain additional information about the fair values of these acquired assets and liabilities and finalize our valuation estimates. Changes in future periods to the preliminary amounts allocated to the various acquired assets and liabilities could be material. The following table summarizes our preliminary allocation of the purchase price for the Johnny Was acquisition (in thousands):

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Johnny Was acquisition
Cash and cash equivalents	$7,296
Receivables	8,777
Inventories (1)	23,434
Prepaid expenses and other assets	6,353
Property and equipment	21,108
Intangible assets	134,640
Goodwill	96,637
Operating lease assets	54,859
Accounts payable, accrued expenses and other liabilities	(34,777)
Non-current portion of operating lease liabilities	(47,009)
Purchase price	$271,318
(1)	Includes an estimate for the step-up of acquired inventory from cost to fair value of $4 million pursuant to the purchase method of accounting, which was recognized in our consolidated statement of operations in Fiscal 2022 as acquired inventory was sold.

Goodwill represents the amount by which the cost to acquire Johnny Was exceeds the fair value of individual acquired assets less liabilities of the business at acquisition. We acquired tradenames and trademarks as well as customer relationships as part of the acquisition. We used the relief from royalty method to estimate the fair value of trademarks and tradenames and the multi-period excess earnings method under the income approach to estimate the fair value of customer relationships. Intangible assets allocated in connection with our preliminary purchase price allocation consisted of the following (in thousands):

		Johnny Was
	Useful life	acquisition
Finite lived intangible assets acquired, primarily consisting of customer relationships	8 - 13 years	$56,740
Trade names and trademarks	Indefinite	77,900
		$134,640

The consolidated pro forma information presented below (in thousands, except per share data) gives effect to the September 19, 2022 acquisition of Johnny Was as if the acquisition had occurred as of the beginning of Fiscal 2021. The information presented below is for illustrative purposes only, is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of Fiscal 2021 and is not intended to be a projection of future results of operations. The consolidated pro forma information has been prepared from historical financial statements for Johnny Was and us for the periods presented, including without limitation, purchase accounting adjustments, but excluding any seller specific management/advisory or similar expenses and any synergies or operating cost reductions that may be achieved from the combined operations in the future.

	Fiscal 2022	Fiscal 2021
Net sales	$1,546,371	$1,327,875
Earnings before income taxes	$237,919	$169,832
Net earnings	$182,380	$135,276
Earnings per share:
Basic	$11.47	$8.02
Diluted	$11.22	$8.13

The Fiscal 2022 pro forma information above includes amortization of acquired intangible assets, but excludes the transaction expenses and integration costs associated with the transaction and the $4 million of incremental cost of goods sold associated with the step-up of inventory at acquisition that was recognized by us in our Fiscal 2022 consolidated statement of operations. The Fiscal 2021 pro forma information above includes amortization of acquired intangible assets, transaction expenses and integration costs associated with the transaction and the $4 million of

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incremental cost of goods sold associated with the step-up of inventory at acquisition. Additionally, the pro forma adjustments for each period prior to the September 2022 acquisition reflect an estimate of incremental interest expense associated with additional borrowings and income tax expense that would have been incurred subsequent to the acquisition.

SCHEDULE II

Oxford Industries, Inc.

Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions	Charged
	Balance at	Charged to	to Other		Deductions		Balance at
	Beginning	Costs and	Accounts–		–		End of
Description	of Period	Expenses	Describe		Describe		Period

	(In thousands)
Fiscal 2022
Deducted from asset accounts:
Accounts receivable reserves (1)	$3,412	$2,868	$541	(3)	$(2,789)	(4)	$4,032
Provision for credit losses (2)	$1,311	$(262)	$200	(3)	$(19)	(5)	$1,230
Fiscal 2021
Deducted from asset accounts:
Accounts receivable reserves (1)	$6,418	$(1,140)	$—		$(1,866)	(4)	$3,412
Provision for credit losses (2)	$2,580	$(1,190)	$—		$(79)	(5)	$1,311
Fiscal 2020
Deducted from asset accounts:
Accounts receivable reserves (1)	$8,766	$5,629	$—		$(7,977)	(4)	$6,418
Provision for credit losses (2)	$555	$4,052	$—		$(2,027)	(5)	$2,580
(1)	Accounts receivable reserves includes estimated reserves for allowances, returns and discounts related to our wholesale operations as discussed in our significant accounting policy disclosure for "Revenue Recognition and Receivables" in Note 1 of our consolidated financial statements.
(2)	Provision for credit losses consists of amounts reserved for our estimate of a wholesale customer’s inability to meet its financial obligations as discussed in our significant accounting policy disclosure for "Revenue Recognition and Receivables" in Note 1 of our consolidated financial statements.
(3)	Addition due to the acquisition of Johnny Was in September 2022.
(4)	Principally consists of amounts written off related to customer allowances, returns and discounts.
(5)	Principally consists of accounts written off as uncollectible.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2023 expressed an unqualified opinion thereon.

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

the relief from royalty method and multi-period excess earnings method under the income approach to measure trade names and trademarks and customer relationships, respectively. The fair value measure was sensitive to underlying assumptions including certain assumptions that form the basis of the forecasted results (e.g., future EBITA margins, terminal growth rate, and royalty rate). The significant assumptions are forward-looking and could be affected by future economic and market conditions.

Fair Value of Intangible Assets Acquired in the Johnny Was Business Combination
Description of the Matter How We Addressed the Matter in Our Audit

As disclosed in Note 12 to the consolidated financial statements, the Company completed the acquisition of JW Holdings, LLC and its subsidiaries (Johnny Was) on September 19, 2022 for an aggregate net purchase price of $271 million. This acquisition was accounted for under the acquisition method of accounting for business combinations. The Company allocated the net purchase price to the assets acquired and the liabilities assumed based on their respective fair values as of the date of acquisition, including intangible assets of $134.6 million. Of the intangible assets acquired, the largest were trade names and trademarks and customer relationships of $77.9 million and $56.7 million, respectively.

Auditing the Company's valuation of trade names and trademarks and customer relationships was complex and required significant auditor judgment due to the significant estimation uncertainty in evaluating certain assumptions required to estimate the fair value. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair value of the trade names and trademarks and customer relationships to assumptions about the future cash flows that the Company expects to generate from the acquired business. The Company used the relief from royalty method and multi-period excess earnings method under the income approach to measure trade names and trademarks and customer relationships, respectively. The fair value measure was sensitive to underlying assumptions including certain assumptions that form the basis of the forecasted results (e.g., operating income, growth rates and royalty rates). The significant assumptions are forward-looking and could be affected by future economic and market conditions.

We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over the Company’s process for estimating the fair value of trade names and trademarks and customer relationships, including controls over management's review of the significant assumptions, including the operating income, growth rates and royalty rates, used in the valuation of these intangible assets and review of the valuation models.

To test the estimated fair value of the trade names and trademarks and customer relationships, we performed audit procedures that included, among others, evaluating the Company's valuation methodologies and evaluating the significant assumptions used by the Company. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. Our testing also included comparing the significant assumptions used to the historical results of the acquired business and to other guideline companies within the same industry. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the intangible assets resulting from changes in the assumptions.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 2002.

Atlanta, GA

March 27, 2023

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

Changes in and Evaluation of Internal Control over Financial Reporting

On September 19, 2022, we completed the acquisition of Johnny Was. We continue integrating the Johnny Was business processes, information technology systems and other components into our operations and internal controls over financial reporting, resulting in certain changes to our internal controls over financial reporting during the Fourth Quarter of Fiscal 2022.

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

On September 19, 2022, we completed our acquisition of Johnny Was. The results of operations of Johnny Was are included in our consolidated financial statements from the date of acquisition. As permitted by the SEC, we have elected to exclude Johnny Was from our assessment of the effectiveness of our internal control over financial reporting as of January 28, 2023. Net sales of Johnny Was represent 5% of net sales as reported in our consolidated financial statements for Fiscal 2022.

We assessed the effectiveness of our internal control over financial reporting as of January 28, 2023. In making this assessment, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that our internal control over financial reporting was effective as of January 28, 2023.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 28, 2023, and its report thereon is included herein.

and

/s/ THOMAS C. CHUBB III	/s/ K. SCOTT GRASSMYER
Thomas C. Chubb III Chairman, Chief Executive Officer and President (Principal Executive Officer)	K. Scott Grassmyer Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

March 27, 2023	March 27, 2023

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Oxford Industries, Inc.’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oxford Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of JW Holdings, LLC and its subsidiaries (Johnny Was), which is included in the 2022 consolidated financial statements of the Company and constituted 5% of net sales for the year then ended January 28, 2023. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Johnny Was.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Oxford Industries, Inc. as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 27, 2023 expressed an unqualified opinion thereon.

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

March 27, 2023

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

●	Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022.
●	Consolidated Statements of Operations for Fiscal 2022, Fiscal 2021 and Fiscal 2020.
●	Consolidated Statements of Comprehensive Income for Fiscal 2022, Fiscal 2021 and Fiscal 2020.
●	Consolidated Statements of Shareholders’ Equity for Fiscal 2022, Fiscal 2021 and Fiscal 2020.
●	Consolidated Statements of Cash Flows for Fiscal 2022, Fiscal 2021 and Fiscal 2020.
●	Notes to Consolidated Financial Statements for Fiscal 2022, Fiscal 2021 and Fiscal 2020.

2.    Financial Statement Schedules

●	Schedule II—Valuation and Qualifying Accounts

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

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended (filed as Exhibit 3.2 to the Company’s Form 8-K filed on August 18, 2020)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended February 1, 2020)
10.1	Oxford Industries, Inc. Deferred Compensation Plan (as amended and restated effective June 13, 2012) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended October 27, 2012)†
10.2	First Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated July 1, 2016 (filed as Exhibit 10.3 to the Company’s Form 10-Q/A for the fiscal quarter ended on July 30, 2016)†
10.3	Second Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated December 22, 2022†*
10.4

Fourth Amended and Restated Credit Agreement, dated as of May 24, 2016, by and among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the Persons party thereto from time to time as Guarantors, the financial institutions party thereto as lenders, the financial institutions party thereto as Exhibit 2.1; Issuing Banks; and SunTrust Robinson Humphrey, Inc. as a Joint Lead Arranger and a Joint Bookrunner; JPMorgan Chase Bank, N.A. as a Joint Lead Arranger, a Joint Bookrunner, and the Syndication Agent; and Bank of America, N.A. and KeyBank National Association, as the Co-Documentation Agents (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2016)

10.5

Fourth Amended and Restated Pledge and Security Agreement, dated as of May 24, 2016, among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the additional entities grantor thereto, as Grantors, and Truist Bank f/k/a SunTrust Bank, as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 24, 2016)

10.6

First Amendment to Fourth Amended and Restated Credit Agreement, dated as of July 31, 2019, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., the Persons party thereto from time to time as guarantors, the financial institutions party thereto from time to time as lenders, and Truist Bank f/k/a SunTrust Bank, as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2019)

10.7

Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 6, 2023, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., the Persons party thereto from time to time as guarantors, the financial institutions party thereto from time to time as lenders, and Truist Bank, as administrative agent (filed as Exhibit 99.1 to the Company’s Form 8-K filed on March 7, 2023)

10.8	Form of Oxford Industries, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2020)†
10.8	Form of Oxford Industries, Inc. Performance-Based Restricted Share Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2020)†
10.9	Oxford Industries, Inc. Amended and Restated Long-Term Stock Incentive Plan † *
21	Subsidiaries of Oxford Industries, Inc.*
23	Consent of Independent Registered Public Accounting Firm*
24	Power of Attorney*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101SCH	XBRL Taxonomy Extension Schema Document
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	XBRL Taxonomy Extension Definition Linkbase Document
101LAB	XBRL Taxonomy Extension Label Linkbase Document
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

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

Date: March 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ THOMAS C. CHUBB III
Thomas C. Chubb III	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 27, 2023
/s/ K. SCOTT GRASSMYER
K. Scott Grassmyer	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2023
*
Helen Ballard	Director	March 27, 2023
*
Virginia A. Hepner	Director	March 27, 2023
*
John R. Holder	Director	March 27, 2023
*
Stephen S. Lanier	Director	March 27, 2023
*
Dennis M. Love	Director	March 27, 2023
*
Milford W. McGuirt	Director	March 27, 2023
*
Clarence H. Smith	Director	March 27, 2023
*
Clyde C. Tuggle	Director	March 27, 2023
*
E. Jenner Wood III	Director	March 27, 2023
*
Carol B. Yancey	Director	March 27, 2023

*By
/s/ SURAJ A. PALAKSHAPPA
Suraj A. Palakshappa
as Attorney-in-Fact