Form 10-Q
period 2023-04-29
OXFORD INDUSTRIES INC
filed 2023-06-08
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

or

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

As of June 2, 2023, there were 15,720,580 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the First Quarter of Fiscal 2023

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by current inflationary pressures, rising interest rates, concerns about the stability of the banking industry or general economic uncertainty; acquisition activities (such as the acquisition of Johnny Was), including our ability to integrate key functions, recognize anticipated synergies and minimize related disruptions or distractions to our business as a result of these activities; operations and financial results; supply chain disruptions; costs and availability of labor and freight deliveries, including our ability to appropriately staff our retail stores and food and beverage locations; costs of products as well as the raw materials used in those products, as well as our ability pass along price increases to consumers; energy costs; our ability to respond to rapidly changing consumer expectations; the ability of business partners, including suppliers, vendors, wholesale customers, licensees, logistics providers and landlords, to meet their obligations to us and/or continue our business relationship to the same degree as they have historically; retention of and disciplined execution by key management and other critical personnel; cybersecurity breaches and ransomware attacks, as well as our and our third party vendors’ ability to properly collect, use, manage and secure business, consumer and employee data; the level of our indebtedness, including the risks associated with heightened interest rates on the debt and the potential impact on our ability to operate and expand our business; changes in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties; the timing of shipments requested by our wholesale customers; weather or natural disaster; fluctuations and volatility in global financial and/or real estate markets; the timing and cost of retail store and food and beverage location openings and remodels, technology implementations and other capital expenditures; expected outcomes of pending or potential litigation and regulatory actions; the increased consumer, employee and regulatory focus on environmental, social and governance issues; the regulation or prohibition of goods sourced, or containing raw materials or components, from certain regions and our ability to evidence compliance; access to capital and/or credit markets; factors that could affect our consolidated effective tax rate; the risk of impairment to goodwill and other intangible assets; and geopolitical risks, including those related to the war between Russia and Ukraine. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Fiscal 2022 Form 10-K, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means the Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "TBBC" means The Beaufort Bonnet Company; and “Fiscal 2022 Form 10-K” means our Annual Report on Form 10-K for Fiscal 2022. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2024	52 weeks ending February 1, 2025
Fiscal 2023	53 weeks ending February 3, 2024
Fiscal 2022	52 weeks ended January 28, 2023
Fiscal 2021	52 weeks ended January 29, 2022
Fourth Quarter Fiscal 2023	14 weeks ending February 3, 2024
Third Quarter Fiscal 2023	13 weeks ending October 28, 2023
Second Quarter Fiscal 2023	13 weeks ending July 29, 2023
First Quarter Fiscal 2023	13 weeks ended April 29, 2023
Fourth Quarter Fiscal 2022	13 weeks ended January 28, 2023
Third Quarter Fiscal 2022	13 weeks ended October 29, 2022
Second Quarter Fiscal 2022	13 weeks ended July 30, 2022
First Quarter Fiscal 2022	13 weeks ended April 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	April 29,	January 28,	April 30,
	2023	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$9,712	$8,826	$31,799
Short-term investments	—	—	134,327
Receivables, net	81,483	43,986	72,271
Inventories, net	179,608	220,138	122,760
Income tax receivable	19,442	19,440	19,741
Prepaid expenses and other current assets	37,459	38,073	27,014
Total Current Assets	$327,704	$330,463	$407,912
Property and equipment, net	181,601	177,584	150,393
Intangible assets, net	280,785	283,845	155,080
Goodwill	122,056	120,498	23,870
Operating lease assets	245,099	240,690	182,345
Other assets, net	36,985	35,585	27,417
Total Assets	$1,194,230	$1,188,665	$947,017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$69,609	$94,611	$68,641
Accrued compensation	24,318	35,022	26,477
Current portion of operating lease liabilities	67,265	73,865	54,642
Accrued expenses and other liabilities	80,854	66,141	76,657
Total Current Liabilities	$242,046	$269,639	$226,417
Long-term debt	94,306	119,011	—
Non-current portion of operating lease liabilities	223,167	220,709	185,365
Other non-current liabilities	19,561	20,055	19,600
Deferred income taxes	7,725	2,981	2,215
Shareholders’ Equity
Common stock, $1.00 par value per share	15,780	15,774	16,284
Additional paid-in capital	176,030	172,175	163,137
Retained earnings	418,043	370,145	336,994
Accumulated other comprehensive loss	(2,428)	(1,824)	(2,995)
Total Shareholders’ Equity	$607,425	$556,270	$513,420
Total Liabilities and Shareholders’ Equity	$1,194,230	$1,188,665	$947,017

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	First Quarter
	Fiscal 2023	Fiscal 2022
Net sales	$420,097	$352,581
Cost of goods sold	144,968	126,204
Gross profit	$275,129	$226,377
SG&A	203,149	157,412
Royalties and other operating income	8,321	7,013
Operating income	$80,301	$75,978
Interest expense, net	2,342	242
Earnings before income taxes	$77,959	$75,736
Income tax expense	19,421	18,328
Net earnings	$58,538	$57,408

Net earnings per share:
Basic	$3.75	$3.52
Diluted	$3.64	$3.45
Weighted average shares outstanding:
Basic	15,629	16,316
Diluted	16,071	16,622
Dividends declared per share	$0.65	$0.55

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	First Quarter
	Fiscal 2023	Fiscal 2022
Net earnings	$58,538	$57,408
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(604)	477
Comprehensive income	$57,934	$57,885

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Quarter
	Fiscal 2023	Fiscal 2022
Cash Flows From Operating Activities:
Net earnings	$58,538	$57,408
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	11,512	9,963
Amortization of intangible assets	3,660	227
Equity compensation expense	3,259	2,725
Gain on sale of assets	(1,756)	—
Amortization and write-off of deferred financing costs	272	86
Deferred income taxes	4,657	(727)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(37,542)	(38,975)
Inventories, net	39,987	(5,054)
Income tax receivable	(2)	(13)
Prepaid expenses and other current assets	634	(7,173)
Current liabilities	(27,671)	3,498
Other balance sheet changes	(2,991)	515
Cash provided by operating activities	$52,557	$22,480
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(997)	—
Purchases of property and equipment	(16,662)	(9,280)
Purchases of short-term investments	—	(15,000)
Proceeds from short-term investments	—	45,000
Proceeds from the sale of property, plant and equipment	2,125	—
Cash (used in) provided by investing activities	$(15,534)	$20,720
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(137,755)	—
Proceeds from revolving credit arrangements	113,051	—
Deferred financing costs paid	(1,661)	—
Repurchase of common stock	—	(42,867)
Proceeds from issuance of common stock	602	392
Repurchase of equity awards for employee tax withholding liabilities	—	(3,166)
Cash dividends paid	(10,351)	(9,020)
Other financing activities	—	(2,010)
Cash used in financing activities	$(36,114)	$(56,671)
Net change in cash and cash equivalents	$909	$(13,471)
Effect of foreign currency translation on cash and cash equivalents	(23)	411
Cash and cash equivalents at the beginning of year	8,826	44,859
Cash and cash equivalents at the end of period	$9,712	$31,799

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FIRST QUARTER OF FISCAL 2023

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

The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Fiscal 2022 Form 10-K. No recently issued guidance adopted in Fiscal 2023 had a material impact on our consolidated financial statements upon adoption or is expected to have a material impact in future periods. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for Fiscal 2022.

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

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales, any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments, and the operations of our Lyons, Georgia distribution center and our Oxford America business, which we exited in Fiscal 2022. The accounting policies of the reportable operating segments are the same as those described in our Annual Report on Form 10-K for Fiscal 2022.

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	First Quarter
	Fiscal 2023	Fiscal 2022
Net sales
Tommy Bahama	$239,435	$228,067
Lilly Pulitzer	97,450	92,045
Johnny Was (1)	49,491	—
Emerging Brands	33,991	31,763
Corporate and Other	(270)	706
Consolidated net sales	$420,097	$352,581

Depreciation and amortization
Tommy Bahama	$5,984	$6,618
Lilly Pulitzer	3,392	2,975
Johnny Was (1)	5,192	—
Emerging Brands	425	359
Corporate and Other	179	238
Consolidated depreciation and amortization	$15,172	$10,190

Operating income (loss)
Tommy Bahama	$55,521	$52,606
Lilly Pulitzer	24,516	26,178
Johnny Was (1)	2,484	—
Emerging Brands	3,913	7,736
Corporate and Other	(6,133)	(10,542)
Consolidated operating income	$80,301	$75,978
Interest expense, net	2,342	242
Earnings before income taxes	$77,959	$75,736

	April 29, 2023	January 28, 2023	April 30, 2022
Assets
Tommy Bahama (2)	$576,867	$569,833	$542,734
Lilly Pulitzer (3)	215,842	211,119	194,091
Johnny Was (1)	330,321	334,603	—
Emerging Brands (4)	92,959	91,306	72,728
Corporate and Other (5)	(21,759)	(18,196)	137,464
Consolidated Total Assets	$1,194,230	$1,188,665	$947,017
(1)	The Johnny Was business was acquired on September 19, 2022.
(2)	Increase in Tommy Bahama total assets from April 30, 2022, includes increases in inventories and operating lease assets partially offset by reductions in property and equipment.
(3)	Increase in Lilly Pulitzer total assets from April 30, 2022, includes increases in inventories and property and equipment partially offset by reductions in operating lease assets.
(4)	Increase in Emerging Brands total assets from April 30, 2022, includes increases in inventories, operating lease assets, property and equipment and other non-current assets.
(5)	Decrease in Corporate and Other total assets from April 30, 2022, includes reductions in short-term investments and cash and cash equivalents, which were used to fund a portion of the acquisition purchase price for Johnny Was.

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	First Quarter Fiscal 2023
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$239,435	44%	21%	13%	22%	—%
Lilly Pulitzer	97,450	34%	47%	—%	19%	—%
Johnny Was	49,491	36%	38%	—%	26%	—%
Emerging Brands	33,991	7%	36%	—%	57%	—%
Corporate and Other	(270)	—%	—%	—%	—%	NM %
Total	$420,097	37%	30%	8%	25%	—%

	First Quarter Fiscal 2022
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$228,067	45%	20%	14%	21%	—%
Lilly Pulitzer	92,045	34%	44%	—%	22%	—%
Johnny Was (1)	—	—%	—%	—	—%	—%
Emerging Brands	31,763	5%	30%	—%	65%	—%
Corporate and Other	706	—%	—%	—%	43%	57%
Total	$352,581	39%	27%	9%	25%	—%
(1)	The Johnny Was business was acquired on September 19, 2022.

3.    Revenue Recognition and Receivables: Our revenue consists of direct to consumer sales, including our retail store, e-commerce and food and beverage operations, and wholesale sales, as well as royalty income, which is included in royalties and other operating income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our accounting policies related to revenue recognition for each type of contract with customers is described in the significant accounting policies described in our Fiscal 2022 Form 10-K.

The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	First Quarter
	Fiscal 2023	Fiscal 2022
Retail	$157,605	$136,080
E-commerce	125,764	96,473
Food & Beverage	32,032	30,885
Wholesale	104,829	88,616
Other	(133)	527
Net sales	$420,097	$352,581

An estimated sales return liability of $16 million, $12 million and $14 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively. As of April 29, 2023, January 28, 2023, and April 30, 2022, prepaid expenses and other current assets included $5 million, $4 million and $5 million, respectively, relating to the estimated value of inventory for expected direct to consumer and wholesale sales returns.

Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of April 29, 2023, January 28, 2023 and April 30, 2022, reserve balances recorded as a reduction to receivables related to these items were $4 million, $4 million and $5 million, respectively. As of April 29, 2023, January 28, 2023 and April 30, 2022, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $1 million and $1 million, respectively.

Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheet and totaled $18 million, $19 million and $15 million as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively.

4.    Leases: For the First Quarter of Fiscal 2023, operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset, was $18 million and variable lease expense was $10 million, resulting in total lease expense of $28 million compared to $24 million of total lease expense in the First Quarter of Fiscal 2022. Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Quarter of Fiscal 2023 was $21 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Quarter of Fiscal 2022 was $18 million. The increase in lease expense and cash paid was primarily driven by the acquisition of Johnny Was.

As of April 29, 2023, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2023	$58,136
2024	69,672
2025	53,410
2026	46,471
2027	33,299
2028	26,794
After 2028	46,612
Total lease payments	$334,394
Less: Difference between discounted and undiscounted lease payments	43,962
Present value of lease liabilities	$290,432

5.    Income Taxes: Our effective income tax rate for the First Quarter of Fiscal 2023 was 24.9% while our effective income tax rate for the First Quarter of Fiscal 2022 was 24.2%.

The effective tax rate for the First Quarter of Fiscal 2023 and Fiscal 2022 benefitted from certain favorable items that resulted in a lower tax rate than a more typical annual effective tax rate of approximately 25% to 26%. The First Quarter of Fiscal 2023 benefited from changes in uncertain tax positions.

The income tax expense for the First Quarter of Fiscal 2022 included the benefit of the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions, the recognition of certain tax credit amounts and the vesting of restricted stock awards at a price higher than the grant date fair value. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes.

6.    Shareholders’ Equity: From time to time, we repurchase our common stock mainly through open market repurchase plans. For the First Quarter of Fiscal 2023, there were no repurchases. For the First Quarter of Fiscal 2022, we repurchased 491,000 shares for $43 million. As of April 29, 2023, we have $50 million remaining under our existing Board of Directors’ authorization.

We also repurchase shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock. During the First Quarter of Fiscal 2023, there were no shares repurchased. For the First Quarter of Fiscal 2022, we repurchased $3 million of shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock.

The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	Fiscal 2022
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 29, 2022	$16,805	$163,156	$331,175	$(3,472)	$507,664
Comprehensive income	—	—	57,408	477	57,885
Shares issued under equity plans	5	387	—	—	392
Compensation expense for equity awards	—	2,725	—	—	2,725
Repurchase of shares	(526)	(3,131)	(42,375)	—	(46,032)
Dividends declared	—	—	(9,214)	—	(9,214)
April 30, 2022	$16,284	$163,137	$336,994	$(2,995)	$513,420
Comprehensive income	—	—	56,612	(125)	56,487
Shares issued under equity plans	15	475	—	—	490
Compensation expense for equity awards	—	2,527	—	—	2,527
Repurchase of shares	(339)	—	(29,475)	—	(29,814)
Dividends declared	—	—	(9,094)	—	(9,094)
July 30, 2022	$15,960	$166,139	$355,037	$(3,120)	$534,016
Comprehensive income	—	—	19,666	(450)	19,216
Shares issued under equity plans	1	379	—	—	380
Compensation expense for equity awards	—	2,545	—	—	2,545
Repurchase of shares	(146)	—	(13,977)	—	(14,123)
Dividends declared	—	—	(8,995)	—	(8,995)
October 29, 2022	$15,815	$169,063	$351,731	$(3,570)	$533,039
Comprehensive income	—	—	32,049	1,746	33,795
Shares issued under equity plans	5	332	—	—	337
Compensation expense for equity awards	—	2,780	—	—	2,780
Repurchase of shares	(46)	—	(4,824)	—	(4,870)
Dividends declared	—	—	(8,811)	—	(8,811)
January 28, 2023	$15,774	$172,175	$370,145	$(1,824)	$556,270

	First Quarter Fiscal 2023
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 28, 2023	$15,774	$172,175	$370,145	$(1,824)	$556,270
Comprehensive income	—	—	58,538	(604)	57,934
Shares issued under equity plans	6	596	—	—	602
Compensation expense for equity awards	—	3,259	—	—	3,259
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(10,640)	—	(10,640)
April 29, 2023	$15,780	$176,030	$418,043	$(2,428)	$607,425

Long-Term Stock Incentive Plan and Equity Compensation Expense

In recent years, we have granted a combination of service-based restricted share awards and awards based on relative total shareholder return ("TSR") to certain select employees.

Service-Based Restricted Share Awards

The table below summarizes the service-based restricted share awards, including both restricted shares and restricted share units, activity for the First Quarter of Fiscal 2023:

	Fiscal 2023
		Weighted-
	Number of	average
	Shares or	grant date
	Units	fair value
Awards outstanding at beginning of year	212,945	$64
Awards granted	58,055	$115
Awards vested, including awards repurchased from employees for employees’ tax liability	—	$—
Awards forfeited	(1,070)	$62
Awards outstanding on April 29, 2023	269,930	$75

TSR-based Restricted Share Units

The table below summarizes the TSR-based restricted share unit activity for the First Quarter of Fiscal 2023:

	Fiscal 2023
		Weighted-
		average
	Number of	grant date
	Share Units	fair value
TSR-based awards outstanding at beginning of year	196,040	$89
TSR-based awards granted	74,605	$153
TSR-based restricted shares earned and vested, including restricted share units repurchased from employees for employees’ tax liability	—	$—
TSR-based awards forfeited	—	$—
TSR-based awards outstanding on April 29, 2023	270,645	$106

7.    Business Combinations: On September 19, 2022, we acquired JW Holdings, LLC and its subsidiaries (collectively “Johnny Was”) (the “Acquisition”). We accounted for this transaction as a business combination, which generally requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows:

	Provisional Amounts at January 28, 2023	Measurement Period Adjustments	Provisional Amounts at April 29, 2023
Cash and cash equivalents	$7,296	$—	$7,296
Receivables	8,777	—	8,777
Inventories	23,434	—	23,434
Prepaid expenses and other assets	6,353	—	6,353
Property and equipment	21,108	—	21,108
Intangible assets	134,640	—	134,640
Goodwill	96,637	359	96,996
Operating lease assets	54,859	—	54,859
Accounts payable, accrued expenses and other liabilities	(34,777)	(359)	(35,136)
Non-current portion of operating lease liabilities	(47,009)	—	(47,009)
Purchase price	$271,318	$—	$271,318

As of April 29, 2023, we considered these amounts to be provisional because we were still in the process of reviewing information to support the valuations of the assets acquired and liabilities assumed. We made measurement-period adjustments, as shown in the table above, that increased the amount of provisional goodwill. We expect that goodwill will be deductible for income tax purposes.

Intangible assets allocated in connection with our preliminary purchase price allocation consisted of the following (in thousands):

		Johnny Was
	Useful life	acquisition
Finite lived intangible assets acquired, primarily consisting of customer relationships	8 - 13 years	$56,740
Trade names and trademarks	Indefinite	77,900
		$134,640

The following unaudited pro forma information presented below (in thousands, except per share data) shows the results of our operations for the First Quarter of Fiscal 2022 as if the acquisition of Johnny Was had occurred at the beginning of Fiscal 2021. The information presented below is for illustrative purposes only, is not indicative of results that would have been achieved if the acquisition had occurred as of that date and is not intended to be a projection of future results of operations. The following unaudited pro forma information has been prepared from historical financial statements for Johnny Was and us for the periods presented, including without limitation, purchase accounting adjustments, but excluding any seller specific management/advisory or similar expenses and any synergies or operating cost reductions that may be achieved from the combined operations in the future.

	Actual	Pro Forma
Net sales	$352,581	$406,174
Earnings before income taxes	$75,736	$81,744
Net earnings	$57,408	$61,914
Earnings per share:
Basic	$3.52	$3.79
Diluted	$3.45	$3.72

8.    Debt: On March 6, 2023, we entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a revolving credit facility of up to $325 million, which may be used to fund working capital, to fund future acquisitions and for general corporate purposes. The Revolving Credit Agreement amended and restated our Fourth Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The Revolving Credit Agreement (1) extended the maturity of the facility from July 2024 to March 2028 and (2) modified certain provisions of the agreement. In other non-current assets, we capitalized debt issuance costs of $2 million in connection with commitments upon entering into the Revolving Credit Agreement.

Pursuant to the Revolving Credit Agreement, the interest rate applicable to our borrowings under the Revolving Credit Agreement are based on either the Term Secured Overnight Financing Rate plus an applicable margin of 135 to 185 basis points or prime plus an applicable margin of 25 to 75 basis points.

The Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 7% as of April 29, 2023), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

We issued standby letters of credit of $7 million in the aggregate under the Revolving Credit Agreement as of April 29, 2023. Outstanding letters of credit under the Revolving Credit Agreement reduce the amount of borrowings available to us.

As of April 29, 2023, we had $94 million of borrowings outstanding and $224 million in unused availability under the Revolving Credit Agreement. Under the Prior Credit Agreement as of January 28, 2023 and April 30, 2022, we had $119 million and $0 million of borrowings outstanding, and $199 million and $322 million of unused availability, respectively.

Compliance with Covenants

The Revolving Credit Agreement is subject to a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance requirements and conduct of business. Also, the Revolving Credit Agreement is subject to certain negative covenants or other restrictions including, among other things, limitations on our ability to (1) incur debt, (2) guaranty certain obligations, (3) incur liens, (4) pay dividends to shareholders, (5) repurchase shares of our common stock, (6) make investments, (7) sell assets or stock of subsidiaries, (8) acquire assets or businesses, (9) merge or consolidate with other companies or (10) prepay, retire, repurchase or redeem debt.

Additionally, the Revolving Credit Agreement contains a financial covenant that applies only if excess availability under the agreement for three consecutive business days is less than the greater of (1) $23.5 million or (2) 10% of availability. In such case, our fixed charge coverage ratio as defined in the Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained excess availability under the Revolving Credit Agreement of more than the greater of (1) $23.5 million or (2) 10% of availability for 30 consecutive days.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the Revolving Credit Agreement. During Fiscal 2023 and as of April 29, 2023, no financial covenant testing was required pursuant to our Revolving Credit Agreement, or the Prior Credit Agreement, as applicable, as the minimum availability threshold was met at all times. As of April 29, 2023, we were compliant with all applicable covenants related to the Revolving Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Fiscal 2022 Form 10-K.

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

On September 19, 2022, we acquired Johnny Was. Johnny Was products are sold through the Johnny Was website and full-price retail stores and outlets as well as select department stores and specialty stores. We continue to execute acquisition and integration activities, such as investing in technology infrastructure, and streamlining corporate and operational support structures.

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

For additional information about our business and our operating groups, see Part I, Item 1. Business of our Fiscal 2022 Form 10-K. Important factors relating to certain risks which could impact our business are described in Part I. Item 1A. Risk Factors of our Fiscal 2022 Form 10-K.

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

We believe our lifestyle brands have true competitive advantages, and we continue to invest in and leverage technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long term while managing the various challenges facing our industry in the current environment.

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

Key Operating Results:

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Quarter of Fiscal 2023 compared to the First Quarter of Fiscal 2022:

	First Quarter
	Fiscal 2023	Fiscal 2022
Net sales	$420,097	$352,581
Operating income	$80,301	$75,978
Net earnings	$58,538	$57,408
Net earnings per diluted share	$3.64	$3.45
Weighted average shares outstanding - diluted	16,071	16,622

Net earnings per diluted share were $3.64 in the First Quarter of Fiscal 2023 compared to $3.45 in the First Quarter of Fiscal 2022. The 6% increase in net earnings per diluted share included a 2% increase in net earnings as well as a 3% reduction in weighted average shares outstanding due to open market share repurchases in Fiscal 2022. The increased net earnings included the operating income of Johnny Was in the First Quarter of 2023, as well as higher net sales, gross margin and royalties and other income. These increases were partially offset by increased SG&A, increased interest expense and a higher effective tax rate. Each of these changes are discussed further below.

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

For purposes of our disclosures, comparable sales consists of sales through e-commerce sites and any physical full-price retail stores that were owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel or other event which would result in a closure for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space or (3) a relocation to a new space that is significantly different from the prior retail space. For those stores which are excluded based on the preceding sentence, the stores continue to be excluded from comparable sales until the criteria for a new store is met subsequent to the remodel, relocation, or other event. A full-price retail store that is remodeled will generally continue to be included in our comparable sales metrics as a store is not typically closed for longer than a two-week period during a remodel; however, a full-price retail store that is relocated generally will not be included in our comparable sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year because the size or other characteristics of the store typically change significantly from the prior location. Any stores that were closed during the prior fiscal year or current fiscal year, or which we expect to close or vacate in the current fiscal year, as well as any pop-up or temporary store locations, are excluded from our comparable sales metrics.

Definitions and calculations of comparable sales differ among companies, and therefore comparable sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

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

	April 29,	January 28,	April 30,	January 29,
	2023	2023	2022	2022
Tommy Bahama full-price retail stores	103	103	102	102
Tommy Bahama retail-food & beverage locations	21	21	21	21
Tommy Bahama outlets	33	33	35	35
Total Tommy Bahama locations	157	157	158	158
Lilly Pulitzer full-price retail stores	59	59	59	58
Johnny Was full-price retail stores	65	65	—	—
Johnny Was outlets	2	2	—	—
Total Johnny Was locations	67	67	—	—
Southern Tide full-price retail stores	9	6	4	4
TBBC full-price retail stores	3	3	1	1
Total Oxford direct to consumer locations	295	292	222	221

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2023 COMPARED TO FIRST QUARTER OF FISCAL 2022

The discussion and tables below compare our statements of operations for the First Quarter of Fiscal 2023 to the First Quarter of Fiscal 2022. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

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

	First Quarter
	Fiscal 2023		Fiscal 2022		$ Change	% Change

Net sales	$420,097	100.0%	$352,581	100.0%	$67,516	19.1%
Cost of goods sold	144,968	34.5%	126,204	35.8%	18,764	14.9%
Gross profit	$275,129	65.5%	$226,377	64.2%	$48,752	21.5%
SG&A	203,149	48.4%	157,412	44.6%	45,737	29.1%
Royalties and other operating income	8,321	2.0%	7,013	2.0%	1,308	18.7%
Operating income	$80,301	19.1%	$75,978	21.5%	$4,323	5.7%
Interest expense, net	2,342	0.6%	242	0.1%	2,100	867.8%
Earnings before income taxes	$77,959	18.6%	$75,736	21.5%	$2,223	2.9%
Income tax expense	19,421	4.6%	18,328	5.2%	1,093	6.0%
Net earnings	$58,538	13.9%	$57,408	16.3%	$1,130	2.0%
Net earnings per diluted share	$3.64		$3.45		$0.19	5.5%
Weighted average shares outstanding - diluted	16,071		16,622		(551)	(3.3)%

Net Sales

	First Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$239,435	$228,067	$11,368	5.0%
Lilly Pulitzer	97,450	92,045	5,405	5.9%
Johnny Was	49,491	—	49,491	100.0%
Emerging Brands	33,991	31,763	2,228	7.0%
Corporate and Other	(270)	706	(976)	(138.2)%
Consolidated net sales	$420,097	$352,581	$67,516	19.1%

Consolidated net sales were $420 million in the First Quarter of Fiscal 2023 compared to net sales of $353 million in the First Quarter of Fiscal 2022. The 19% increase in net sales included (1) $49 million of sales for Johnny Was, which was acquired during the Third Quarter of Fiscal 2022 and (2) increases in each operating group. Although we did have some price increases in the last year to mitigate increased product and other costs, the increase in net sales was primarily driven by increased volume.

The increase in net sales by distribution channel consisted of the following:

●	an increase in full-price retail sales of $20 million, or 17%, including (1) $17 million of full-price retail sales in Johnny Was and (2) a $3 million, or 2% aggregate increase, in Lilly Pulitzer, Tommy Bahama, and Emerging Brands;
●	an increase in full-price e-commerce sales of $37 million, or 41%, including (1) $19 million of full-price e-commerce sales in Johnny Was and (2) an $18 million, or 20%, aggregate increase in full price e-commerce in sales in Lilly Pulitzer, Tommy Bahama, and Emerging Brands;
●	an increase in wholesale sales of $16 million, or 18%, including (1) $13 million of wholesale sales in Johnny Was and (2) a $6 million, or 12%, increase in Tommy Bahama. These increases were partially offset by decreases in Lilly Pulitzer and Emerging Brands;

●	a decrease in Lilly Pulitzer e-commerce flash clearance sales of $7 million, with no e-commerce flash clearance in the First Quarter of Fiscal 2023;
●	an increase in food and beverage sales of $1 million, or 4%; and
●	an increase in outlet sales of $2 million, or 10%.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Quarter
	Fiscal 2023	Fiscal 2022
Retail	37%	39%
E-commerce	30%	27%
Food & beverage	8%	9%
Wholesale	25%	25%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $11 million, or 5%, in the First Quarter of Fiscal 2023, with an increase in (1) wholesale sales of $6 million, or 12%, (2) e-commerce sales of $3 million, or 6%, (3) full-price retail sales of $1 million, or 1%, (4) food and beverage sales of $1 million, or 4%, and (5) outlet sales of $1 million, or 5%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter
	Fiscal 2023	Fiscal 2022
Retail	44%	45%
E-commerce	21%	20%
Food & beverage	13%	14%
Wholesale	22%	21%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $5 million, or 6%, in the First Quarter of Fiscal 2023. The First Quarter of Fiscal 2023 benefited from a successful 30% off direct to consumer event in April 2023 with no similar event in the First Quarter of Fiscal 2022. The increase in net sales by distribution channel included an increase in (1) full-price e-commerce sales of $12 million, or 37% and (2) retail sales of $1 million, or 4%. These increases were partially offset by (1) a decrease in e-commerce flash clearance sales of $7 million, as no e-commerce flash clearance sales were made in the current year period and (2) lower wholesale sales of $1 million, or 5%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter
	Fiscal 2023	Fiscal 2022
Retail	34%	34%
E-commerce	47%	44%
Wholesale	19%	22%
Total	100%	100%

Johnny Was:

Johnny Was net sales were $49 million during the First Quarter of Fiscal 2023. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	First Quarter
	Fiscal 2023	Fiscal 2022
Retail	36%	—%
E-commerce	38%	—%
Wholesale	26%	—%
Total	100%	—%

Emerging Brands:

Emerging Brands net sales increased $2 million, or 7%, in the First Quarter of Fiscal 2023. By brand, the increase in net sales included increases in (1) TBBC of $2 million, or 25% and (2) Duck Head of $1 million, or 32%, partially offset by lower sales for Southern Tide of $1 million, or 4%. By distribution channel, the $2 million increase included increases of (1) $3 million, or 27%, in e-commerce and (2) $1 million, or 53%, in Southern Tide and TBBC retail store sales as those brands continue to open new retail locations. These increases were partially offset by a $1 million, or 6%, decrease in wholesale sales that includes the impact of the acquisition and conversion of three former Southern Tide Signature Store operations to company owned retail stores. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Quarter
	Fiscal 2023	Fiscal 2022
Retail	7%	5%
E-commerce	36%	30%
Wholesale	57%	65%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of net sales of our Lyons, Georgia distribution center business, our Oxford America business, which we exited in Fiscal 2022, and the elimination of any sales between operating groups.

Gross Profit

The tables below present gross profit by operating group and in total for the First Quarter of Fiscal 2023 and the First Quarter of Fiscal 2022, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$158,242	$147,344	$10,898	7.4%
Lilly Pulitzer	68,296	63,528	4,768	7.5%
Johnny Was	33,588	—	33,588	100.0%
Emerging Brands	15,632	16,348	(716)	(4.4)%
Corporate and Other	(629)	(843)	214	NM %
Consolidated gross profit	$275,129	$226,377	$48,752	21.5%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$1,326	$1,005

	First Quarter
	Fiscal 2023	Fiscal 2022
Tommy Bahama	66.1%	64.6%
Lilly Pulitzer	70.1%	69.0%
Johnny Was	67.9%	—%
Emerging Brands	46.0%	51.5%
Corporate and Other	NM %	NM %
Consolidated gross margin	65.5%	64.2%

The increased gross profit of 22% was primarily due to the 19% increase in net sales as well as increased consolidated gross margin. The higher gross margin included (1) lower freight costs as both inbound freight costs have generally returned to pre-pandemic levels in Fiscal 2023 and our utilization of air freight on inbound products has decreased, (2) the 67.9% gross margin of Johnny Was, (3) the absence of e-commerce flash sales in the First Quarter of Fiscal 2023 and (4) improved initial product margins, as certain sales prices were increased more than the increased product costs during the last year. These increases were partially offset by lower gross margin in Emerging Brands.

Tommy Bahama:

The higher gross margin for Tommy Bahama was primarily due to (1) reduced freight costs, (2) increased wholesale gross margins and (3) increased food and beverage gross margins. These increases were partially offset by a change in sales mix with wholesale sales representing a higher proportion of net sales.

Lilly Pulitzer:

The higher gross margin for Lilly Pulitzer was primarily due to (1) lower freight costs, (2) an increase in initial product margins, (3) the absence of e-commerce flash sales in the First Quarter of Fiscal 2023 compared to $7 million of e-commerce flash sales in the First Quarter of Fiscal 2022 and (4) a change in sales mix as direct to consumer sales represented a greater proportion of total Lilly Pulitzer sales.

Johnny Was:

Gross margin for the First Quarter of Fiscal 2023 was 68%.

Emerging Brands:

The lower gross margin for Emerging Brands was primarily due to (1) off-price wholesale sales representing a higher proportion of net sales, as the brands were liquidating inventory that was marked down in the prior year and (2) more inventory markdowns, particularly in Southern Tide. These decreases were partially offset by a change in sales mix with direct to consumer sales representing a greater proportion of net sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments, which was a $1 million charge in both periods, and the gross profit of the Lyons, Georgia distribution center and Oxford America businesses. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	First Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
SG&A	$203,149	$157,412	$45,737	29.1%
SG&A (as a % of net sales)	48.4%	44.6%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$3,463	$—

SG&A was $203 million in the First Quarter of Fiscal 2023 compared to $157 million in the First Quarter of Fiscal 2022, with approximately $31 million of the increase due to the SG&A of Johnny Was. The 29% increase in total SG&A in the First Quarter of Fiscal 2023 included the following, each of which reflects the SG&A of Johnny Was: (1) increased employment costs of $14 million, primarily due to increased head count, pay rate increases and other employment cost increases, including in our direct to consumer and distribution center operations partially offset by lower incentive compensation amounts, (2) a $9 million increase in advertising expense, (3) a $6 million increase in occupancy expenses, including increases in base rent amounts, percentage rent, occupancy related operating costs and other items, (4) a $6 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (5) a $4 million increase in administrative expenses including professional fees, travel and other items, (6) a $3 million increase in amortization of intangible assets and (7) a $1 million increase in depreciation expense.

Royalties and other operating income

	First Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Royalties and other operating income	$8,321	$7,013	$1,308	18.7%
Notable items included in amounts above:
Gain on sale of Merida manufacturing facility	$(1,756)	$—

Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. Royalties and other operating income in the First Quarter of Fiscal 2023 included a $2 million gain on sale of the Merida manufacturing facility in Mexico previously operated by our Lanier Apparel operating group, which we exited in Fiscal 2021.

Operating income (loss)

	First Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$55,521	$52,606	$2,915	5.5%
Lilly Pulitzer	24,516	26,178	(1,662)	(6.3)%
Johnny Was	2,484	—	2,484	100.0%
Emerging Brands	3,913	7,736	(3,823)	(49.4)%
Corporate and Other	(6,133)	(10,542)	4,409	NM %
Consolidated operating income	$80,301	$75,978	$4,323	5.7%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$1,326	$1,005
Amortization of Johnny Was intangible assets	$3,463	$—
Gain on sale of Merida manufacturing facility	$(1,756)	$—

Operating income was $80 million in the First Quarter of Fiscal 2023 compared to $76 million in the First Quarter of Fiscal 2022. The increased operating income included (1) a lower operating loss in Corporate and Other, (2) higher operating income in Tommy Bahama and (3) the operating income of Johnny Was. These increases were partially offset by lower operating income for Emerging Brands and Lilly Pulitzer. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$239,435	$228,067	$11,368	5.0%
Gross profit	$158,242	$147,344	$10,898	7.4%
Gross margin	66.1%	64.6%
Operating income	$55,521	$52,606	$2,915	5.5%
Operating income as % of net sales	23.2%	23.1%

The increased operating income for Tommy Bahama was primarily due to higher sales and gross margin partially offset by increased SG&A. The increased SG&A was primarily due to (1) $4 million of increased employment costs, (2) a $1 million increase in occupancy expenses, (3) a $1 million increase in advertising expense and (4) $1 million of increased variable expenses.

Lilly Pulitzer:

	First Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$97,450	$92,045	$5,405	5.9%
Gross profit	$68,296	$63,528	$4,768	7.5%
Gross margin	70.1%	69.0%
Operating income	$24,516	$26,178	$(1,662)	(6.3)%
Operating income as % of net sales	25.2%	28.4%

The decreased operating income for Lilly Pulitzer was primarily due to increased SG&A partially offset by higher sales and gross margin. The increased SG&A was primarily due to (1) $2 million in increased advertising expense, (2) $1 million of increased employment costs and (3) $1 million of increased variable expenses.

Johnny Was:

	First Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$49,491	$—	$49,491	100.0%
Gross profit	$33,588	$—	$33,588	100.0%
Gross margin	67.9%	—%
Operating income	$2,484	$—	$2,484	100.0%
Operating income as % of net sales	5.0%	—%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$3,463	$—

Operating income for the First Quarter of Fiscal 2023 represents the acquired operations of Johnny Was that were negatively impacted by (1) $3 million of amortization of intangible assets and (2) $1 million of costs associated with the implementation of a new e-commerce platform.

Emerging Brands:

	First Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$33,991	$31,763	$2,228	7.0%
Gross profit	$15,632	$16,348	$(716)	(4.4)%
Gross margin	46.0%	51.5%
Operating income	$3,913	$7,736	$(3,823)	(49.4)%
Operating income as % of net sales	11.5%	24.4%

The decreased operating income for Emerging Brands was due to increased SG&A and lower gross margin partially offset by higher net sales. The increased SG&A included (1) higher SG&A associated with the Southern Tide and TBBC retail store operations, including related employment costs, occupancy costs and administrative expenses, (2) increased variable expenses resulting from increased sales and (3) higher advertising expense.

Corporate and Other:

	First Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$(270)	$706	$(976)	(138.2)%
Gross profit	$(629)	$(843)	$214	NM	%
Operating loss	$(6,133)	$(10,542)	$4,409	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$1,326	$1,005
Gain on sale of Merida manufacturing facility	$(1,756)	$—

The improved operating results in Corporate and Other were primarily a result of (1) a $2 million gain on the sale of the Merida manufacturing facility in Mexico and (2) decreased SG&A, including decreased incentive compensation amounts.

Interest expense, net

	First Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Interest expense, net	$2,342	$242	$2,100	867.8%

The higher interest expense in the First Quarter of Fiscal 2023 was primarily due to debt utilized to fund a portion of the acquisition of Johnny Was, while there was no debt outstanding in the First Quarter of Fiscal 2022. The interest expense for the First Quarter of Fiscal 2022 primarily consisted of unused line fees and amortization of deferred financing fees associated with the Prior Credit Agreement.

Income tax provision

	First Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Income tax expense	$19,421	$18,328	$1,093	6.0%
Effective tax rate	24.9%	24.2%

Both the First Quarter of Fiscal 2023 and Fiscal 2022 benefited from the net favorable impact of certain items that resulted in a lower effective tax rate than the more typical annual effective tax rate of between 25% and 26%. The First Quarter of Fiscal 2023 benefited from changes in uncertain tax positions.

The income tax expense for the First Quarter of Fiscal 2022 included the benefit of the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions, the recognition of certain tax credit amounts and the vesting of restricted stock awards at a price higher than the grant date fair value. These favorable items were partially offset by certain unfavorable permanent items which are not deductible for income tax purposes.

Net earnings

	First Quarter
	Fiscal 2023	Fiscal 2022
Net sales	$420,097	$352,581
Operating income	$80,301	$75,978
Net earnings	$58,538	$57,408
Net earnings per diluted share	$3.64	$3.45
Weighted average shares outstanding - diluted	16,071	16,622

Net earnings per diluted share were $3.64 in the First Quarter of Fiscal 2023 compared to $3.45 in the First Quarter of Fiscal 2022 reflecting the changes noted above.

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

Our primary uses of cash flow include the purchase of our branded apparel products from third party suppliers located outside of the United States, as well as operating expenses, including employee compensation and benefits, operating lease commitments and other occupancy-related costs, marketing and advertising costs, information technology costs, variable expenses, distribution costs, other general and administrative expenses and the periodic payment of interest. Additionally, we use our cash to fund capital expenditures and other investing activities, dividends, share repurchases and repayment of indebtedness, if any. In the ordinary course of business, we maintain certain levels of inventory, extend credit to our wholesale customers and pay our operating expenses. Thus, we require a certain amount of ongoing working capital to operate our business. Our need for working capital is typically seasonal with the greatest working capital requirements to support our larger spring, summer and holiday direct to consumer seasons. Our capital needs depend on many factors including the results of our operations and cash flows, anticipated growth rates, the need to finance inventory levels and the success of our various products.

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities will provide (1) sufficient cash over both the short and long term to satisfy our ongoing operating cash requirements, (2) ample funds to continue to invest in our lifestyle brands, direct to consumer initiatives and information technology projects, (3) additional cash flow to repay outstanding debt and (4) sufficient cash for other strategic initiatives. Also, if cash inflows are less than cash outflows, we have access to amounts under our $325 million Revolving Credit Agreement, subject to its terms, which is described below.

Working Capital

	April 29,	January 28,	April 30,	January 29,
($ in thousands)	2023	2023	2022	2022
Total current assets	$327,704	$330,463	$407,912	$400,335
Total current liabilities	$242,046	$269,639	$226,417	$226,166
Working capital	$85,658	$60,824	$181,495	$174,169
Working capital ratio	1.35	1.23	1.80	1.77

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of April 29, 2023, decreased from April 30, 2022 primarily due to the decrease in cash and cash equivalents and short-term investments, which was used to fund a portion of the Johnny Was acquisition purchase price, partially offset by increased inventories, receivables, and prepaid expenses and other current assets, including the assets related to Johnny Was. Current liabilities as of April 29, 2023 increased from April 30, 2022 primarily due to the current liabilities associated with Johnny Was. Changes in current assets and current liabilities are discussed below.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of April 29, 2023 as compared to April 30, 2022.

Current Assets:

	April 29,	January 28,	April 30,	January 29,
	2023	2023	2022	2022
Cash and cash equivalents	$9,712	$8,826	$31,799	$44,859
Short-term investments	—	—	134,327	164,890
Receivables, net	81,483	43,986	72,271	31,588
Inventories, net	179,608	220,138	122,760	117,709
Income tax receivable	19,442	19,440	19,741	19,728
Prepaid expenses and other current assets	37,459	38,073	27,014	21,561
Total current assets	$327,704	$330,463	$407,912	$400,335

Cash and cash equivalents and short-term investments were $10 million as of April 29, 2023, compared to $166 million as of April 30, 2022. The decrease in cash and cash equivalents and short-term investments from April 30, 2022 was due to the use of cash and short-term investments to fund a portion of the Johnny Was acquisition purchase price, with the remainder funded via borrowings pursuant to our Revolving Credit Agreement.

The increased receivables, net as of April 29, 2023 included $8 million of receivables associated with Johnny Was.

Inventories, net, included a $76 million and $71 million LIFO reserve as of April 29, 2023, and April 30, 2022, respectively. The increased inventories, net as of April 29, 2023 included inventories of $17 million associated with Johnny Was. The increase in inventories of our other brands was primarily due to (1) anticipated sales growth in each of our brands for the remainder of Fiscal 2023, (2) higher levels of core product and (3) increased product costs.

The increase in prepaid expenses and other current assets as of April 29, 2023 was primarily due to prepaid expenses and other current assets associated with Johnny Was.

Non-current Assets:

	April 29,	January 28,	April 30,	January 29,
	2023	2023	2022	2022
Property and equipment, net	$181,601	$177,584	$150,393	$152,447
Intangible assets, net	280,785	283,845	155,080	155,307
Goodwill	122,056	120,498	23,870	23,869
Operating lease assets	245,099	240,690	182,345	195,100
Other assets, net	36,985	35,585	27,417	30,584
Total non-current assets	$866,526	$858,202	$539,105	$557,307

Property and equipment, net as of April 29, 2023, increased primarily due to the addition of $20 million of property and equipment associated with Johnny Was. The additional increase was due to capital expenditures exceeding depreciation since April 30, 2022.

Intangible assets, net and goodwill as of April 29, 2023, increased primarily due to the $135 million of intangible assets, less accumulated amortization, and $97 million of goodwill associated with the acquisition of Johnny Was. Operating lease assets as of April 29, 2023, increased primarily due to the operating lease assets associated with Johnny Was of $53 million. There was an additional increase in operating lease assets associated with new or extended operating leases in our other businesses that exceeded the net impact of amortization of existing operating leases and the termination or reduced term of certain operating leases. The increase in other assets, net as of April 29, 2023, was primarily due to an increase in equity investments in unconsolidated entities including the 2022 $8 million investment in the entity that owns the Tommy Bahama resort.

Liabilities:

	April 29,	January 28,	April 30,	January 29,
	2023	2023	2022	2022
Total current liabilities	$242,046	$269,639	$226,417	$226,166
Long-term debt	94,306	119,011	—	—
Non-current portion of operating lease liabilities	223,167	220,709	185,365	199,488
Other non-current liabilities	19,561	20,055	19,600	21,413
Deferred income taxes	7,725	2,981	2,215	2,911
Total liabilities	$586,805	$632,395	$433,597	$449,978

Current liabilities increased as of April 29, 2023 primarily due to current liabilities of $27 million associated with Johnny Was. This increase was partially offset by lower accrued income taxes and incentive compensation amounts.

The long-term debt of $94 million as of April 29, 2023, was primarily due to borrowing certain amounts to fund a portion of the acquisition of Johnny Was. The non-current portion of operating lease liabilities as of April 29, 2023, increased primarily due to $45 million of operating lease liability amounts associated with Johnny Was. This was partially offset by the net impact of the payment of operating lease liabilities and reductions in liabilities related to the termination or reduced term of certain operating leases which exceeded the operating lease liabilities associated with new or extended operating leases.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Quarter of Fiscal 2023 and the First Quarter of Fiscal 2022 (in thousands):

	First Quarter
	Fiscal 2023	Fiscal 2022
Cash provided by operating activities	$52,557	$22,480
Cash (used in) provided by investing activities	(15,534)	20,720
Cash used in financing activities	(36,114)	(56,671)
Net change in cash and cash equivalents	$909	$(13,471)

Cash and cash equivalents and short-term investments, in the aggregate, were $10 million and $166 million as of April 29, 2023, and April 30, 2022, respectively. The decrease in cash and cash equivalents and short-term investments from April 30, 2022 was due to the use of cash and short-term investments to fund the acquisition of Johnny Was, with the remainder of the purchase price funded via borrowings pursuant to our Revolving Credit Agreement. Changes in cash flows in the First Quarter of Fiscal 2023 and the First Quarter of Fiscal 2022 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Quarter of Fiscal 2023 and the First Quarter of Fiscal 2022, operating activities provided $53 million and $22 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization of intangible assets, equity-based compensation, gain on sale of assets, and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities. In the First Quarter of Fiscal 2023 and Fiscal 2022, changes in operating assets and liabilities had a net unfavorable impact on cash flow from operations due to the seasonality of our business.

In the First Quarter of Fiscal 2023, the net change in operating assets and liabilities was primarily due to an increase in receivables and a decrease in current liabilities that decreased cash flow from operations, partially offset by a decrease in inventories that increased cash flow from operations.  In the First Quarter of Fiscal 2022, the net change in operating assets and liabilities was primarily due to an increase in receivables, inventories, and prepaids, which all decreased cash flow from operations. The significant favorable impact in the First Quarter of Fiscal 2023 was primarily due to sales outpacing inventory purchases and cost increases, which resulted in a reduction in inventory levels during the First Quarter of Fiscal 2023.

Investing Activities:

In the First Quarter of Fiscal 2023 used $16 million of cash, which primarily consisted of capital expenditures. During the First Quarter of Fiscal 2022, investing activities provided $21 million of cash. During the First Quarter of Fiscal 2022, we converted $30 million of short-term investments to cash based on our short-term cash needs which exceeded the $9 million of capital expenditures.

On an ongoing basis, our cash flow used in investing activities is expected to primarily consist of our capital expenditure investments in information technology initiatives, including e-commerce capabilities; direct to consumer operations, including opening, relocating and remodeling locations; and facilities enhancements for distribution centers and offices.

Financing Activities:

In the First Quarter of Fiscal 2023 and the First Quarter of Fiscal 2022, financing activities used $36 million and $57 million of cash, respectively. During the First Quarter of Fiscal 2023, we used cash to pay $10 million of dividends. In the First Quarter of Fiscal 2022, we used cash flow from operations to repurchase $46 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and of equity awards in respect of employee tax withholding liabilities; pay $9 million of dividends and pay $2 million of contingent consideration for the final contingent consideration payment related to the TBBC acquisition.

If net cash requirements are less than our net cash flows, we may repay amounts outstanding on our Revolving Credit Agreement, if any, like we did in the First Quarter of Fiscal 2023. Alternatively, to the extent we are in a net debt position, and our net cash requirements exceed our net cash flows, we may borrow amounts from our Revolving Credit Agreement.

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

Our cash and debt, as well as availability, levels in future periods will not be comparable to historical amounts, particularly after the completion of the acquisition of Johnny Was in September 2022. We anticipate our debt will be reduced significantly during Fiscal 2023. Further, we continue to assess, and may possibly make changes to, our capital structure, which we may achieve by borrowing from additional credit facilities, selling debt or equity securities or repurchasing additional shares of our stock in the future. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

$325 Million Revolving Credit Agreement

On March 6, 2023, we amended the Revolving Credit Agreement. The Revolving Credit Agreement matures in March 2028. As of April 29, 2023, we had borrowings of $94 million, issued standby letters of credit of $7 million, and availability of $224 million under the Revolving Credit Agreement.

Pursuant to the Revolving Credit Agreement, the interest rate applicable to our borrowings under the Revolving Credit Agreement are based on either the Term Secured Overnight Financing Rate plus an applicable margin of 135 to 185 basis points or prime plus an applicable margin of 25 to 75 basis points.

The Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 7% as of April 29, 2023), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

The Revolving Credit Agreement is subject to a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance requirements and conduct of business. Also, the Revolving Credit Agreement is subject to certain negative covenants or other restrictions including, among other things, limitations on our ability to (1) incur debt, (2) guaranty certain obligations, (3) incur liens, (4) pay dividends to shareholders, (5) repurchase shares of our common stock, (6) make investments, (7) sell assets or stock of subsidiaries, (8) acquire assets or businesses, (9) merge or consolidate with other companies or (10) prepay, retire, repurchase or redeem debt.

Additionally, the Revolving Credit Agreement contains a financial covenant that applies only if excess availability under the agreement for three consecutive business days is less than the greater of (1) $23.5 million or (2) 10% of availability. In such case, our fixed charge coverage ratio as defined in the Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained excess availability under the Revolving Credit Agreement of more than the greater of (1) $23.5 million or (2) 10% of availability for 30 consecutive days.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into the Revolving Credit Agreement. During Fiscal 2023 and as of April 29, 2023, no financial covenant testing was required pursuant to our Revolving Credit Agreement or the Prior Credit Agreement, as applicable, as the minimum availability threshold was met at all times. As of April 29, 2023, we were compliant with all applicable covenants related to the Revolving Credit Agreement.

Operating Lease Commitments:

Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of April 29, 2023.

Dividends:

On June 5, 2023, our Board of Directors approved a cash dividend of $0.65 per share payable on July 28, 2023 to shareholders of record as of the close of business on July 14, 2023. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends.

Capital Expenditures:

Our anticipated capital expenditures for Fiscal 2023, including the $17 million incurred in the First Quarter of Fiscal 2023, are expected to be approximately $90 million, as compared to $47 million for Fiscal 2022. The planned increase in capital expenditures includes spend associated with new brick and mortar locations and relocations and remodels of existing locations resulting in a net increase of full price stores of approximately 25 by the end of Fiscal 2023. The spend associated with these brick and mortar locations represents about one-half of the planned capital expenditure amount for 2023. Additionally, we will continue with our investments in our various technology systems initiatives, including e-commerce and omnichannel capabilities, data management and analytics, customer data and insights, cybersecurity, automation including artificial intelligence and infrastructure. Finally, we anticipate spend associated with a multi-year project at our Lyons, Georgia distribution center to enhance its direct-to-consumer throughput capabilities for our brands.

Other Liquidity Items:

Our contractual obligations as of April 29, 2023 except for the increased operating lease commitments and increased debt outstanding, both as discussed above, have not changed materially from the contractual obligations outstanding at January 28, 2023, as disclosed in our Fiscal 2022 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2022 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the First Quarter of Fiscal 2023. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2022 Form 10-K.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income in the First Quarter of Fiscal 2023 is indicative of the expected proportion of amounts by quarter for future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2022 Form 10-K. There have not been any material changes in our exposure to these risks during the First Quarter of Fiscal 2023 other than our decreased exposure to interest rates resulting from our decreased borrowings relative to January 28, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act during the First Quarter of Fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Fiscal 2022 Form 10-K, which could materially affect our business, financial condition or operating results. We operate in a competitive and rapidly changing business environment and additional risks and uncertainties that we currently consider immaterial or not presently known to us may also adversely affect our business. The risks described in our Fiscal 2022 Form 10-K are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the First Quarter of Fiscal 2023, we did not make any unregistered sales of equity securities.
(c)	We have certain stock incentive plans as described in Note 8 of our Fiscal 2022 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the First Quarter of Fiscal 2023, no shares were repurchased from employees.

No shares were repurchased through open market repurchase programs during the First Quarter of Fiscal 2023. As of April 29, 2023, $50 million remained under the Board of Directors’ authorization.

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

June 8, 2023	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)