Form 10-Q
period 2023-07-29
OXFORD INDUSTRIES INC
filed 2023-09-01
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

or

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

As of August 28, 2023, there were 15,620,354 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the Second Quarter of Fiscal 2023

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, demand for our products, which may be impacted by competitive conditions and/or evolving consumer shopping patterns; macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by current inflationary pressures, rising interest rates, concerns about the stability of the banking industry or general economic uncertainty; acquisition activities (such as the acquisition of Johnny Was), including our ability to integrate key functions, recognize anticipated synergies and minimize related disruptions or distractions to our business as a result of these activities; supply chain disruptions; costs and availability of labor and freight deliveries, including our ability to appropriately staff our retail stores and food and beverage locations; costs of products as well as the raw materials used in those products, as well as our ability to pass along price increases to consumers; energy costs; our ability to respond to rapidly changing consumer expectations; weather or natural disasters, including the ultimate impact of the recent wildfires on the island of Maui; the ability of business partners, including suppliers, vendors, wholesale customers, licensees, logistics providers and landlords, to meet their obligations to us and/or continue our business relationship to the same degree as they have historically; retention of and disciplined execution by key management and other critical personnel; cybersecurity breaches and ransomware attacks, as well as our and our third party vendors’ ability to properly collect, use, manage and secure business, consumer and employee data; the level of our indebtedness, including the risks associated with heightened interest rates on the debt and the potential impact on our ability to operate and expand our business; changes in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties; the timing of shipments requested by our wholesale customers; fluctuations and volatility in global financial and/or real estate markets; the timing and cost of retail store and food and beverage location openings and remodels, technology implementations and other capital expenditures, including the timing, cost and successful implementation of changes to our distribution network; pandemics or other public health crises; expected outcomes of pending or potential litigation and regulatory actions; the increased consumer, employee and regulatory focus on environmental, social and governance issues; the regulation or prohibition of goods sourced, or containing raw materials or components, from certain regions and our ability to evidence compliance; access to capital and/or credit markets; factors that could affect our consolidated effective tax rate; the risk of impairment to goodwill and other intangible assets; and geopolitical risks, including those related to the war between Russia and Ukraine. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance.

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

Fiscal 2024	52 weeks ending February 1, 2025
Fiscal 2023	53 weeks ending February 3, 2024
Fiscal 2022	52 weeks ended January 28, 2023
Fiscal 2021	52 weeks ended January 29, 2022
Fourth Quarter Fiscal 2023	14 weeks ending February 3, 2024
Third Quarter Fiscal 2023	13 weeks ending October 28, 2023
Second Quarter Fiscal 2023	13 weeks ended July 29, 2023
First Quarter Fiscal 2023	13 weeks ended April 29, 2023
Fourth Quarter Fiscal 2022	13 weeks ended January 28, 2023
Third Quarter Fiscal 2022	13 weeks ended October 29, 2022
Second Quarter Fiscal 2022	13 weeks ended July 30, 2022
First Quarter Fiscal 2022	13 weeks ended April 30, 2022
First Half Fiscal 2023	26 weeks ended July 29, 2023
First Half Fiscal 2022	26 weeks ended July 30, 2022
Second Half Fiscal 2023	27 weeks ending February 3, 2024
Second Half Fiscal 2022	26 weeks ended January 28, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	July 29,	January 28,	July 30,
	2023	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$7,790	$8,826	$31,269
Short-term investments	—	—	154,754
Receivables, net	55,583	43,986	48,691
Inventories, net	161,866	220,138	135,483
Income tax receivable	19,401	19,440	19,743
Prepaid expenses and other current assets	37,740	38,073	31,308
Total Current Assets	$282,380	$330,463	$421,248
Property and equipment, net	188,004	177,584	150,887
Intangible assets, net	277,114	283,845	154,853
Goodwill	123,079	120,498	23,861
Operating lease assets	241,452	240,690	179,217
Other assets, net	37,829	35,585	27,136
Total Assets	$1,149,858	$1,188,665	$957,202
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$76,216	$94,611	$76,974
Accrued compensation	20,481	35,022	28,779
Current portion of operating lease liabilities	67,676	73,865	53,119
Accrued expenses and other liabilities	68,188	66,141	63,768
Total Current Liabilities	$232,561	$269,639	$222,640
Long-term debt	48,472	119,011	—
Non-current portion of operating lease liabilities	219,207	220,709	180,092
Other non-current liabilities	20,402	20,055	19,200
Deferred income taxes	4,587	2,981	1,254
Shareholders’ Equity
Common stock, $1.00 par value per share	15,630	15,774	15,960
Additional paid-in capital	170,789	172,175	166,139
Retained earnings	440,319	370,145	355,037
Accumulated other comprehensive loss	(2,109)	(1,824)	(3,120)
Total Shareholders’ Equity	$624,629	$556,270	$534,016
Total Liabilities and Shareholders’ Equity	$1,149,858	$1,188,665	$957,202

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Second Quarter		First Half
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Net sales	$420,319	$363,430	$840,416	$716,011
Cost of goods sold	151,590	131,281	296,558	257,485
Gross profit	$268,729	$232,149	$543,858	$458,526
SG&A	205,231	163,135	408,380	320,547
Royalties and other operating income	4,176	6,357	12,497	13,370
Operating income	$67,674	$75,371	$147,975	$151,349
Interest expense, net	1,297	274	3,639	516
Earnings before income taxes	$66,377	$75,097	$144,336	$150,833
Income tax expense	14,924	18,485	34,345	36,813
Net earnings	$51,453	$56,612	$109,991	$114,020

Net earnings per share:
Basic	$3.31	$3.56	$7.06	$7.07
Diluted	$3.22	$3.49	$6.86	$6.94
Weighted average shares outstanding:
Basic	15,550	15,919	15,589	16,118
Diluted	15,979	16,238	16,025	16,430
Dividends declared per share	$0.65	$0.55	$1.30	$1.10

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Second Quarter		First Half
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Net earnings	$51,453	$56,612	$109,991	$114,020
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	319	(125)	(285)	352
Comprehensive income	$51,772	$56,487	$109,706	$114,372

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Half
	Fiscal 2023	Fiscal 2022
Cash Flows From Operating Activities:
Net earnings	$109,991	$114,020
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	23,128	20,358
Amortization of intangible assets	7,331	454
Equity compensation expense	7,508	5,252
Gain on sale of assets	(1,756)	—
Amortization and write-off of deferred financing costs	368	172
Deferred income taxes	1,451	(1,657)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(11,611)	(15,322)
Inventories, net	57,947	(17,867)
Income tax receivable	39	(15)
Prepaid expenses and other current assets	360	(11,541)
Current liabilities	(39,471)	(939)
Other balance sheet changes	(2,785)	(2,286)
Cash provided by operating activities	$152,500	$90,629
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(3,320)	—
Purchases of property and equipment	(31,410)	(19,746)
Purchases of short-term investments	—	(70,000)
Proceeds from short-term investments	—	80,000
Proceeds from the sale of property, plant and equipment	2,125	—
Other investing activities	(33)	(50)
Cash used in investing activities	$(32,638)	$(9,796)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(334,225)	—
Proceeds from revolving credit arrangements	263,686	—
Deferred financing costs paid	(1,661)	—
Repurchase of common stock	(18,987)	(72,680)
Proceeds from issuance of common stock	1,090	882
Repurchase of equity awards for employee tax withholding liabilities	(9,941)	(3,166)
Cash dividends paid	(20,843)	(17,829)
Other financing activities	—	(2,010)
Cash used in financing activities	$(120,881)	$(94,803)
Net change in cash and cash equivalents	$(1,019)	$(13,970)
Effect of foreign currency translation on cash and cash equivalents	(17)	380
Cash and cash equivalents at the beginning of year	8,826	44,859
Cash and cash equivalents at the end of period	$7,790	$31,269

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SECOND QUARTER OF FISCAL 2023

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

The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Fiscal 2022 Form 10-K. No recently issued guidance adopted in Fiscal 2023 had a material impact on our consolidated financial statements upon adoption or is expected to have a material impact in future periods. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2022 Form 10-K. Recent accounting pronouncements pending adoption are either not applicable or not expected to have a material impact on our consolidated financial statements.

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

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of any sales between operating groups, any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments, and the operations of our Lyons, Georgia distribution center and our Oxford America business, which we exited in Fiscal 2022. The accounting policies of the reportable operating segments are the same as those described in our Fiscal 2022 Form 10-K.

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Second Quarter		First Half
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Net sales
Tommy Bahama	$245,443	$243,965	$484,878	$472,032
Lilly Pulitzer	91,349	88,665	188,799	180,710
Johnny Was (1)	52,023	—	101,514	—
Emerging Brands	31,580	29,913	65,571	61,676
Corporate and Other	(76)	887	(346)	1,593
Consolidated net sales	$420,319	$363,430	$840,416	$716,011

Depreciation and amortization
Tommy Bahama	$6,073	$6,916	$12,057	$13,534
Lilly Pulitzer	3,979	3,121	7,371	6,096
Johnny Was (1)	4,717	—	9,909	—
Emerging Brands	460	393	885	752
Corporate and Other	58	192	237	430
Consolidated depreciation and amortization	$15,287	$10,622	$30,459	$20,812

Operating income (loss)
Tommy Bahama	$51,037	$58,918	$106,558	$111,524
Lilly Pulitzer	18,566	21,492	43,082	47,670
Johnny Was (1)	3,847	—	6,331	—
Emerging Brands	3,028	3,991	6,941	11,727
Corporate and Other	(8,804)	(9,030)	(14,937)	(19,572)
Consolidated operating income	67,674	75,371	$147,975	$151,349
Interest expense, net	1,297	274	3,639	516
Earnings before income taxes	$66,377	$75,097	$144,336	$150,833

	July 29, 2023	January 28, 2023	July 30, 2022
Assets
Tommy Bahama (2)	$548,893	$569,833	$524,765
Lilly Pulitzer (3)	201,310	211,119	198,681
Johnny Was (1)	330,503	334,603	—
Emerging Brands (4)	92,675	91,306	76,368
Corporate and Other (5)	(23,523)	(18,196)	157,388
Consolidated Total Assets	$1,149,858	$1,188,665	$957,202
(1)	The Johnny Was business was acquired on September 19, 2022.
(2)	Increase in Tommy Bahama total assets from July 30, 2022, includes increases in operating lease assets and inventories.
(3)	Increase in Lilly Pulitzer total assets from July 30, 2022, includes increases in property and equipment partially offset by decreases in operating lease assets.
(4)	Increase in Emerging Brands total assets from July 30, 2022, includes increases in operating lease assets, inventories, property and equipment and other non-current assets.
(5)	Decrease in Corporate and Other total assets from July 30, 2022, includes reductions in short-term investments and cash and cash equivalents, which were used to fund a portion of the acquisition purchase price for Johnny Was.

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	Second Quarter Fiscal 2023
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$245,443	46%	28%	12%	14%	—%
Lilly Pulitzer	91,349	36%	50%	—%	14%	—%
Johnny Was	52,023	38%	43%	—%	19%	—%
Emerging Brands	31,580	12%	48%	—%	40%	—%
Corporate and Other	(76)	—%	—%	—%	—%	NM %
Total	$420,319	41%	36%	7%	16%	—%

	Second Quarter Fiscal 2022
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$243,965	48%	28%	11%	13%	—%
Lilly Pulitzer	88,665	40%	43%	—%	17%	—%
Johnny Was (1)	—	—%	—%	—	—%	—%
Emerging Brands	29,913	7%	46%	—%	47%	—%
Corporate and Other	887	—%	—%	—%	—%	NM %
Total	$363,430	42%	33%	8%	17%	—%

	First Half 2023
	Net Sales	Retail	E‑commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$484,878	45%	24%	13%	18%	—%
Lilly Pulitzer	188,799	35%	49%	—%	16%	—%
Johnny Was	101,514	37%	40%	—%	23%	—%
Emerging Brands	65,571	10%	42%	—%	48%	—%
Corporate and Other	(346)	—%	—%	—%	—%	NM %
Consolidated net sales	$840,416	39%	33%	7%	21%	—%

	First Half 2022
	Net Sales	Retail	E‑commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$472,032	47%	24%	12%	17%	—%
Lilly Pulitzer	180,710	37%	43%	—%	20%	—%
Johnny Was (1)	—	—%	—%	—%	—%	—%
Emerging Brands	61,676	6%	38%	—%	56%	—%
Corporate and Other	1,593	—%	—%	—%	—%	NM %
Consolidated net sales	$716,011	41%	30%	8%	21%	—%

(1)	The Johnny Was business was acquired on September 19, 2022.

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

The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	Second Quarter		First Half
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Retail	$170,137	$153,976	$327,742	$290,056
E-commerce	152,264	118,816	278,028	215,289
Food & Beverage	29,503	27,291	61,535	58,176
Wholesale	68,312	62,799	173,141	151,415
Other	103	548	(30)	1,075
Net sales	$420,319	$363,430	$840,416	$716,011

An estimated sales return liability of $14 million, $12 million and $14 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively. As of July 29, 2023, January 28, 2023, and July 30, 2022, prepaid expenses and other current assets included $4 million, $4 million and $5 million, respectively, relating to the estimated value of inventory for expected direct to consumer and wholesale sales returns.

Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of July 29, 2023, January 28, 2023, and July 30, 2022, reserve balances recorded as a reduction to receivables related to these items were $3 million, $4 million and $4 million, respectively. As of July 29, 2023, January 28, 2023, and July 30, 2022, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $1 million and $1 million, respectively.

Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheet and totaled $18 million, $19 million and $15 million as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively.

4.    Leases: For the Second Quarter of Fiscal 2023, operating lease expense was $18 million and variable lease expense was $11 million, resulting in total lease expense of $29 million compared to $22 million of total lease expense in the Second Quarter of Fiscal 2022. For the First Half of Fiscal 2023, operating lease expense was $35 million and variable lease expense was $21 million, resulting in total lease expense of $56 million compared to $47 million of total lease expense in the First Half of Fiscal 2022.

Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Half of Fiscal 2023 was $41 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Half of Fiscal 2022 was $35 million.

The increase in lease expense and cash paid was primarily driven by the acquisition of Johnny Was.

As of July 29, 2023, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2023	$39,686
2024	72,199
2025	55,324
2026	48,295
2027	34,751
2028	28,479
After 2028	53,276
Total lease payments	$332,010
Less: Difference between discounted and undiscounted lease payments	45,127
Present value of lease liabilities	$286,883

5.    Income Taxes: Our effective income tax rate for the Second Quarter of Fiscal 2023 was 22.5% while our effective income tax rate for the Second Quarter of Fiscal 2022 was 24.6%. Our effective income tax rate for the First Half of Fiscal 2023 was 23.8% while our effective income tax rate for the First Half of Fiscal 2022 was 24.4%.

The effective tax rate for the First Half of Fiscal 2023 benefitted significantly from the vesting of restricted stock awards at a price higher than the grant date fair value and certain other items that resulted in a lower tax rate than a more typical annual effective tax rate of approximately 25%.

The First Half of Fiscal 2022 included the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions and certain other items.

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) into law. The IRA implemented a corporate alternative minimum tax, subject to certain thresholds being met, and a 1% excise tax on share repurchases effective beginning January 1, 2023. We do not currently expect that the tax-related provisions of the IRA will have a material effect on our reported results, cash flows or financial position. For the First Half of Fiscal 2023, excise taxes included as part of the price of common stock repurchased during the period did not have a material effect on our reported results.

6.    Shareholders’ Equity: From time to time, we repurchase our common stock mainly through open market repurchase plans. During the Second Quarter of Fiscal 2023 and First Half of 2023, we repurchased 186,000 shares of our common stock as part of an open market repurchase program at a cost of $19 million. During the Second Quarter of Fiscal 2022 and First Half of Fiscal 2022, we repurchased 339,000 and 830,000 shares of our common stock, respectively, at a cost of $30 million and $73 million, respectively. The excise taxes included in the cost of shares repurchased during Fiscal 2023 was not material. Additionally, subsequent to July 29, 2023, we repurchased an additional 10,000 shares of our common stock for $1 million that completed the open market repurchase program as of August 31, 2023.

We also repurchase shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock. During the First Half of Fiscal 2023 and the First Half of Fiscal 2022, we repurchased $10 million and $3 million of shares, respectively, from our employees to cover employee tax liabilities related to the vesting of shares of our common stock.

The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	Fiscal 2022
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 29, 2022	$16,805	$163,156	$331,175	$(3,472)	$507,664
Comprehensive income	—	—	57,408	477	57,885
Shares issued under equity plans	5	387	—	—	392
Compensation expense for equity awards	—	2,725	—	—	2,725
Repurchase of shares	(526)	(3,131)	(42,375)	—	(46,032)
Dividends declared	—	—	(9,214)	—	(9,214)
April 30, 2022	$16,284	$163,137	$336,994	$(2,995)	$513,420
Comprehensive income	—	—	56,612	(125)	56,487
Shares issued under equity plans	15	475	—	—	490
Compensation expense for equity awards	—	2,527	—	—	2,527
Repurchase of shares	(339)	—	(29,475)	—	(29,814)
Dividends declared	—	—	(9,094)	—	(9,094)
July 30, 2022	$15,960	$166,139	$355,037	$(3,120)	$534,016
Comprehensive income	—	—	19,666	(450)	19,216
Shares issued under equity plans	1	379	—	—	380
Compensation expense for equity awards	—	2,545	—	—	2,545
Repurchase of shares	(146)	—	(13,977)	—	(14,123)
Dividends declared	—	—	(8,995)	—	(8,995)
October 29, 2022	$15,815	$169,063	$351,731	$(3,570)	$533,039
Comprehensive income	—	—	32,049	1,746	33,795
Shares issued under equity plans	5	332	—	—	337
Compensation expense for equity awards	—	2,780	—	—	2,780
Repurchase of shares	(46)	—	(4,824)	—	(4,870)
Dividends declared	—	—	(8,811)	—	(8,811)
January 28, 2023	$15,774	$172,175	$370,145	$(1,824)	$556,270

	First Half Fiscal 2023
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 28, 2023	$15,774	$172,175	$370,145	$(1,824)	$556,270
Comprehensive income	—	—	58,538	(604)	57,934
Shares issued under equity plans	6	596	—	—	602
Compensation expense for equity awards	—	3,259	—	—	3,259
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(10,640)	—	(10,640)
April 29, 2023	$15,780	$176,030	$418,043	$(2,428)	$607,425
Comprehensive income	—	—	51,453	319	51,772
Shares issued under equity plans	130	358	—	—	488
Compensation expense for equity awards	—	4,249	—	—	4,249
Repurchase of shares	(280)	(9,848)	(18,800)	—	(28,928)
Dividends declared	—	—	(10,377)	—	(10,377)
July 29, 2023	$15,630	$170,789	$440,319	$(2,109)	$624,629

Long-Term Stock Incentive Plan and Equity Compensation Expense

In recent years, we have granted a combination of service-based restricted share awards and awards based on relative total shareholder return ("TSR") to certain select employees.

Service-Based Restricted Share Awards

The table below summarizes the service-based restricted share awards, including both restricted shares and restricted share units, activity for the First Half of Fiscal 2023:

	First Half Fiscal 2023
		Weighted-
	Number of	average
	Shares or	grant date
	Units	fair value
Awards outstanding at beginning of year	212,945	$64
Awards granted	58,055	$115
Awards vested, including awards repurchased from employees for employees’ tax liability	(111,095)	$41
Awards forfeited	(1,070)	$62
Awards outstanding on July 29, 2023	158,835	$99

TSR-based Restricted Share Units

The table below summarizes the TSR-based restricted share unit activity at target for the First Half of Fiscal 2023:

	First Half Fiscal 2023
		Weighted-
		average
	Number of	grant date
	Share Units	fair value
TSR-based awards outstanding at beginning of year	196,040	$89
TSR-based awards granted	74,605	$153
TSR-based restricted shares earned and vested, including restricted share units repurchased from employees for employees’ tax liability	(76,340)	$50
TSR-based awards forfeited	—	$—
TSR-based awards outstanding on July 29, 2023	194,305	$129

7.    Business Combinations: On September 19, 2022, we acquired JW Holdings, LLC and its subsidiaries (collectively “Johnny Was”) (the “Acquisition”). We accounted for this transaction as a business combination, which generally requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows (in thousands):

	Provisional Amounts at January 28, 2023	Measurement Period Adjustments	Provisional Amounts at July 29, 2023
Cash and cash equivalents	$7,296	$—	$7,296
Receivables	8,777	—	8,777
Inventories	23,434	—	23,434
Prepaid expenses and other assets	6,353	—	6,353
Property and equipment	21,108	—	21,108
Intangible assets	134,640	—	134,640
Goodwill	96,637	1,403	98,040
Operating lease assets	54,859	—	54,859
Accounts payable, accrued expenses and other liabilities	(34,777)	920	(33,857)
Non-current portion of operating lease liabilities	(47,009)	—	(47,009)
Purchase price	$271,318	$2,323	$273,641

As of July 29, 2023, we considered these amounts to be provisional because we were still in the process of reviewing information to support the valuations of the assets acquired and liabilities assumed. We made measurement-period adjustments, as shown in the table above, that increased the amount of provisional goodwill by $1 million. We expect that goodwill will be deductible for income tax purposes.

Intangible assets allocated in connection with our preliminary purchase price allocation consisted of the following (in thousands):

		Johnny Was
	Useful life	acquisition
Finite lived intangible assets acquired, primarily consisting of customer relationships	8 - 13 years	$56,740
Trade names and trademarks	Indefinite	77,900
		$134,640

The following unaudited pro forma information presented below (in thousands, except per share data) shows the results of our operations for the Second Quarter of Fiscal 2022 and First Half of 2022 as if the acquisition of Johnny Was had occurred at the beginning of Fiscal 2021. The information presented below is for illustrative purposes only, is not indicative of results that would have been achieved if the acquisition had occurred as of that date and is not intended to be a projection of future results of operations. The following unaudited pro forma information has been prepared from historical financial statements for Johnny Was and us for the periods presented, including without limitation, purchase accounting adjustments, but excluding any seller specific management/advisory or similar expenses and any synergies or operating cost reductions that may be achieved from the combined operations in the future.

	Second Quarter Fiscal 2022		First Half Fiscal 2022
	Actual	Pro Forma	Actual	Pro Forma
Net sales	$363,430	$413,657	$716,011	$819,831
Earnings before income taxes	$75,097	$80,513	$150,833	$162,256
Net earnings	$56,612	$60,674	$114,020	$122,588
Earnings per share:
Basic	$3.56	$3.81	$7.07	$7.61
Diluted	$3.49	$3.74	$6.94	$7.46

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

The Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 8% as of July 29, 2023), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

We have issued standby letters of credit of $6 million in the aggregate under the Revolving Credit Agreement as of July 29, 2023. Outstanding letters of credit under the Revolving Credit Agreement reduce the amount of borrowings available to us.

As of July 29, 2023, we had $48 million of borrowings outstanding and $266 million in unused availability under the Revolving Credit Agreement. Under the Prior Credit Agreement as of January 28, 2023, and July 30, 2022, we had $119 million and $0 million of borrowings outstanding, and $199 million and $322 million of unused availability, respectively.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the Revolving Credit Agreement. During Fiscal 2023 and as of July 29, 2023, no financial covenant testing was required pursuant to our Revolving Credit Agreement, or the Prior Credit Agreement, as applicable, as the minimum availability threshold was met at all times. As of July 29, 2023, we were compliant with all applicable covenants related to the Revolving Credit Agreement.

9.    Subsequent Event: In August 2023, the Tommy Bahama Marlin Bar in Lahaina, Hawaii on the island of Maui was destroyed by wildfires. We maintain property loss insurance coverage and expect to recover substantially all losses on inventory, property and equipment and other fire-related costs from insurance proceeds. Our other locations on Maui, including a Tommy Bahama restaurant in Wailea, have also been negatively affected by the wildfires.

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

Our business strategy is to drive excellence across a portfolio of lifestyle brands that create sustained, profitable growth. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection can command greater loyalty and higher price points and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them. We believe the principal competitive factors in the apparel industry are the reputation, value, and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing (including through rapidly shifting digital and social media vehicles); product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is dependent on our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated fashion products each season as well as certain core products that consumers expect from us.

On September 19, 2022, we acquired Johnny Was. Johnny Was products are sold through the Johnny Was website and full-price retail stores and outlets as well as select department stores and specialty stores. We continue to execute acquisition and integration activities in connection with the Johnny Was acquisition, such as investing in technology infrastructure, and streamlining corporate and operational support structures.

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

The current macroenvironment, with heightened concerns about inflation, a global economic recession, geopolitical issues, the stability of the U.S. banking system, the availability and cost of credit and continued increases in interest rates, combined with heightened promotional activity in our industry, is creating a complex and challenging retail environment, which may impact our businesses and exacerbate some of the inherent challenges to our operations. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses.

Key Operating Results:

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Half of Fiscal 2023 compared to the First Half of Fiscal 2022:

	First Half
	Fiscal 2023	Fiscal 2022
Net sales	$840,416	$716,011
Operating income	$147,975	$151,349
Net earnings	$109,991	$114,020
Net earnings per diluted share	$6.86	$6.94
Weighted average shares outstanding - diluted	16,025	16,430

Net earnings per diluted share were $6.86 in the First Half of Fiscal 2023 compared to $6.94 in the First Half of Fiscal 2022. The 1% decrease in net earnings per diluted share included a 4% decrease in net earnings as well as a 2% reduction in weighted average shares outstanding due to open market share repurchases in Fiscal 2023 and Fiscal 2022. The decreased net earnings were primarily due to (1) lower operating income at Tommy Bahama, Lilly Pulitzer, and Emerging Brands and (2) increased interest expense. These decreases were partially offset by (1) the inclusion of the operating income of Johnny Was in the First Half of 2023, (2) a lower operating loss at Corporate and Other and (3) a lower effective tax rate.

COMPARABLE SALES

We often disclose comparable sales to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable sales include net sales from our full-price retail stores and e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that the inclusion of both full-price retail stores and e-commerce sites in the comparable sales disclosures is a more meaningful way of reporting our comparable sales results, given similar inventory planning, allocation and return policies, as well as our cross-channel marketing and other initiatives for the direct to consumer channels. For our comparable sales disclosures, we exclude (1) outlet store sales and e-commerce flash clearance sales, as those clearance sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occur at lower gross margins than our non-clearance direct to consumer sales, and (2) food and beverage sales, as we do not currently believe that the inclusion of food and beverage sales in our comparable sales disclosures is meaningful in assessing our branded apparel businesses. Comparable sales information reflects net sales, including shipping and handling revenues, if any, associated with product sales.

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

DIRECT TO CONSUMER LOCATIONS

The table below provides information about the number of direct to consumer locations for our brands as of the dates specified. For Johnny Was, locations are only included subsequent to the date of acquisition. The amounts below include our permanent locations and exclude any pop-up or temporary store locations which have an initial lease term of 12 months or less.

	July 29,	January 28,	July 30,	January 29,
	2023	2023	2022	2022
Tommy Bahama full-price retail stores	101	103	102	102
Tommy Bahama retail-food & beverage locations	22	21	21	21
Tommy Bahama outlets	33	33	35	35
Total Tommy Bahama locations	156	157	158	158
Lilly Pulitzer full-price retail stores	59	59	58	58
Johnny Was full-price retail stores	67	65	—	—
Johnny Was outlets	2	2	—	—
Total Johnny Was locations	69	67	—	—
Southern Tide full-price retail stores	13	6	5	4
TBBC full-price retail stores	3	3	2	1
Total Oxford direct to consumer locations	300	292	223	221

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2023 COMPARED TO SECOND QUARTER OF FISCAL 2022

The discussion and tables below compare our statements of operations for the Second Quarter of Fiscal 2023 to the Second Quarter of Fiscal 2022. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

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

	Second Quarter
	Fiscal 2023		Fiscal 2022		$ Change	% Change

Net sales	$420,319	100.0%	$363,430	100.0%	$56,889	15.7%
Cost of goods sold	151,590	36.1%	131,281	36.1%	20,309	15.5%
Gross profit	$268,729	63.9%	$232,149	63.9%	$36,580	15.8%
SG&A	205,231	48.8%	163,135	44.9%	42,096	25.8%
Royalties and other operating income	4,176	1.0%	6,357	1.7%	(2,181)	(34.3)%
Operating income	$67,674	16.1%	$75,371	20.7%	$(7,697)	(10.2)%
Interest expense, net	1,297	0.3%	274	0.1%	1,023	373.4%
Earnings before income taxes	$66,377	15.8%	$75,097	20.7%	$(8,720)	(11.6)%
Income tax expense	14,924	3.6%	18,485	5.1%	(3,561)	(19.3)%
Net earnings	$51,453	12.2%	$56,612	15.6%	$(5,159)	(9.1)%
Net earnings per diluted share	$3.22		$3.49		$(0.27)	(7.7)%
Weighted average shares outstanding - diluted	15,979		16,238		(259)	(1.6)%

Net Sales

	Second Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$245,443	$243,965	$1,478	0.6%
Lilly Pulitzer	91,349	88,665	2,684	3.0%
Johnny Was	52,023	—	52,023	100.0%
Emerging Brands	31,580	29,913	1,667	5.6%
Corporate and Other	(76)	887	(963)	(108.6)%
Consolidated net sales	$420,319	$363,430	$56,889	15.7%

Consolidated net sales were $420 million in the Second Quarter of Fiscal 2023 compared to net sales of $363 million in the Second Quarter of Fiscal 2022. The 16% increase in net sales included (1) $52 million in sales for Johnny Was, which was acquired during the Third Quarter of Fiscal 2022, and (2) increases in each operating group.

The increase in net sales by distribution channel consisted of the following:

●	an increase in full-price e-commerce sales of $17 million, or 15%, including (1) $22 million of e-commerce sales in Johnny Was, (2) a $2 million increase in Tommy Bahama and (3) a $1 million increase in Emerging Brands. These increases were partially offset by an $8 million decrease in Lilly Pulitzer;
●	an increase in Lilly Pulitzer e-commerce flash clearance sales of $16 million with no similar e-commerce flash clearance sales in the Second Quarter of Fiscal 2022;
●	an increase in full-price retail sales of $15 million, or 11%, including (1) $18 million of retail sales in Johnny Was and (2) a $2 million increase in Emerging Brands as we opened new retail locations. These increases were partially offset by (1) a $3 million decrease in Tommy Bahama and (2) a $3 million decrease in Lilly Pulitzer;

●	an increase in wholesale sales of $6 million, or 9%, including $10 million of wholesale sales in Johnny Was. This increase was partially offset by (1) a $3 million decrease in Lilly Pulitzer and (2) a $2 million decrease in Emerging Brands;
●	an increase in food and beverage sales of $2 million, or 8%; and
●	an increase in outlet sales of $2 million, or 9%, primarily due to the addition of Johnny Was.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	Second Quarter
	Fiscal 2023	Fiscal 2022
Retail	41%	42%
E-commerce	36%	33%
Food & beverage	7%	8%
Wholesale	16%	17%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $1 million, or 1%, in the Second Quarter of Fiscal 2023, with an increase in (1) food and beverage sales of $2 million, or 8%, (2) e-commerce sales of $2 million, or 2%, and (3) wholesale sales. These increases were partially offset by a decrease in full-price retail sales of $3 million, or 3%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter
	Fiscal 2023	Fiscal 2022
Retail	46%	48%
E-commerce	28%	28%
Food & beverage	12%	11%
Wholesale	14%	13%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $3 million, or 3%, in the Second Quarter of Fiscal 2023. The increase was primarily driven by an increase in e-commerce sales of $8 million, or 22%, including an increase in e-commerce flash sales of $16 million, with no e-commerce flash sales in the Second Quarter of 2022, and a decrease in full-price e-commerce sales of $8 million, or 21%. This increase was partially offset by decreases in (1) retail sales of $3 million, or 8%, and (2) wholesale sales of $3 million, or 19%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter
	Fiscal 2023	Fiscal 2022
Retail	36%	40%
E-commerce	50%	43%
Wholesale	14%	17%
Total	100%	100%

Johnny Was:

Johnny Was net sales were $52 million during the Second Quarter of Fiscal 2023. The following table presents the proportion of net sales by distribution channel for Johnny Was for the Second Quarter of Fiscal 2023:

	Second Quarter
	Fiscal 2023	Fiscal 2022
Retail	38%	—%
E-commerce	43%	—%
Wholesale	19%	—%
Total	100%	—%

Emerging Brands:

Emerging Brands net sales increased $2 million, or 6%, in the Second Quarter of Fiscal 2023. By distribution channel, the $2 million increase included increases of (1) $2 million, or 89%, in retail sales as we opened new retail locations and (2) $1 million, or 10%, in e-commerce sales. These increases were partially offset by a $2 million, or 11%, decrease in wholesale sales that includes the impact of the acquisition and conversion of three former Southern Tide Signature Store operations to company owned retail stores. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	Second Quarter
	Fiscal 2023	Fiscal 2022
Retail	12%	7%
E-commerce	48%	46%
Wholesale	40%	47%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of net sales of our Lyons, Georgia distribution center business, our Oxford America business, which we exited in Fiscal 2022, and the elimination of any sales between operating groups.

Gross Profit

The tables below present gross profit by operating group and in total for the Second Quarter of Fiscal 2023 and the Second Quarter of Fiscal 2022, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Second Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$155,294	$156,796	$(1,502)	(1.0)%
Lilly Pulitzer	63,099	63,320	(221)	(0.3)%
Johnny Was	35,922	—	35,922	100.0%
Emerging Brands	15,793	14,127	1,666	11.8%
Corporate and Other	(1,379)	(2,094)	715	NM %
Consolidated gross profit	$268,729	$232,149	$36,580	15.8%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$1,432	$2,733

	Second Quarter
	Fiscal 2023	Fiscal 2022
Tommy Bahama	63.3%	64.3%
Lilly Pulitzer	69.1%	71.4%
Johnny Was	69.1%	—%
Emerging Brands	50.0%	47.2%
Corporate and Other	NM %	NM %
Consolidated gross margin	63.9%	63.9%

The increased gross profit of 16% was primarily due to the 16% increase in net sales. The comparable gross margin included (1) increased e-commerce flash clearance sales in Lilly Pulitzer and (2) increased sales during the loyalty award, Flip Side marketing, and end of season clearance events in Tommy Bahama. These decreases were partially offset by (1) the 69.1% gross margin of Johnny Was, (2) a $1 million lower LIFO accounting charge in the Second Quarter of Fiscal 2023 compared to the Second Quarter of Fiscal 2022, (3) higher gross margin in Emerging Brands resulting from lower inventory markdowns and (4) lower freight costs.

Tommy Bahama:

The lower gross margin for Tommy Bahama was primarily due to an increased proportion of direct to consumer sales occurring during periodic loyalty award, Flip Side marketing and end of season clearance events. This decrease was partially offset by (1) reduced freight costs and (2) increased food and beverage gross margins.

Lilly Pulitzer:

The lower gross margin for Lilly Pulitzer was primarily due to a change in sales mix with e-commerce flash clearance sales representing a larger proportion of net sales. There were no e-commerce flash sales in the Second Quarter of Fiscal 2022. This decrease was partially offset by (1) lower freight costs and (2) a change in sales mix with wholesale sales representing a lower proportion of Lilly Pulitzer net sales.

Johnny Was:

Gross margin for the Second Quarter of Fiscal 2023 was 69.1%.

Emerging Brands:

The higher gross margin for Emerging Brands was primarily due to (1) lower inventory markdowns and (2) a change in sales mix with direct to consumer sales representing a larger proportion of net sales. These increases were partially offset by lower gross margin on wholesale sales due to off-price wholesale sales of previously marked down inventory representing a greater proportion of wholesale sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments, which was a $1 million charge in the Second Quarter of Fiscal 2023 and $3 million in the Second Quarter of Fiscal 2022, and the gross profit of the Lyons, Georgia distribution center and Oxford America businesses. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	Second Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
SG&A	$205,231	$163,135	$42,096	25.8%
SG&A (as a % of net sales)	48.8%	44.9%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$3,463	$—

SG&A was $205 million in the Second Quarter of Fiscal 2023 compared to $163 million in the Second Quarter of Fiscal 2022, with approximately $32 million, or 76%, of the increase due to the SG&A of Johnny Was. The 26% increase in total SG&A in the Second Quarter of Fiscal 2023 included the following, each of which includes the SG&A of Johnny Was: (1) increased employment costs of $12 million, primarily due to increased head count, pay rate increases and other employment cost increases, including in our direct to consumer and distribution center operations partially offset by lower incentive compensation amounts, (2) a $9 million increase in advertising expense, (3) a $6 million increase in occupancy expenses, (4) a $6 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (5) a $5 million increase in administrative expenses including professional fees, travel and other items, (6) a $3 million increase in amortization of intangible assets and (7) a $1 million increase in depreciation expense.

Royalties and other operating income

	Second Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Royalties and other operating income	$4,176	$6,357	$(2,181)	(34.3)%

Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The decreased royalties and other operating income in the Second Quarter of Fiscal 2023 was primarily due to decreased royalty income in Tommy Bahama reflecting the lower sales of our licensing partners.

Operating income (loss)

	Second Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$51,037	$58,918	$(7,881)	(13.4)%
Lilly Pulitzer	18,566	21,492	(2,926)	(13.6)%
Johnny Was	3,847	—	3,847	100.0%
Emerging Brands	3,028	3,991	(963)	(24.1)%
Corporate and Other	(8,804)	(9,030)	226	NM %
Consolidated operating income	$67,674	$75,371	$(7,697)	(10.2)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$1,432	$2,733
Amortization of Johnny Was intangible assets	$3,463	$—

Operating income was $68 million in the Second Quarter of Fiscal 2023 compared to $75 million in the Second Quarter of Fiscal 2022. The decreased operating income included lower operating income in Tommy Bahama, Lilly Pulitzer, and Emerging Brands. These decreases were partially offset by (1) the operating income of Johnny Was and (2) a lower operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Second Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$245,443	$243,965	$1,478	0.6%
Gross profit	$155,294	$156,796	$(1,502)	(1.0)%
Gross margin	63.3%	64.3%
Operating income	$51,037	$58,918	$(7,881)	(13.4)%
Operating income as % of net sales	20.8%	24.2%

The decreased operating income for Tommy Bahama was due to (1) increased SG&A, (2) lower gross margin and (3) lower royalty income. These decreases were partially offset by higher net sales. The increased SG&A was primarily due to (1) $2 million in increased employment costs, (2) a $2 million increase in advertising expense, (3) $1 million of increased variable expenses and (4) a $1 million increase in occupancy expenses.

Lilly Pulitzer:

	Second Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$91,349	$88,665	$2,684	3.0%
Gross profit	$63,099	$63,320	$(221)	(0.3)%
Gross margin	69.1%	71.4%
Operating income	$18,566	$21,492	$(2,926)	(13.6)%
Operating income as % of net sales	20.3%	24.2%

The decreased operating income for Lilly Pulitzer was due to (1) increased SG&A and (2) lower gross margin. These decreases were partially offset by higher net sales. The increased SG&A was primarily due to (1) $1 million in increased employment costs and (2) $1 million of increased depreciation expense.

Johnny Was:

	Second Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$52,023	$—	$52,023	100.0%
Gross profit	$35,922	$—	$35,922	100.0%
Gross margin	69.1%	—%
Operating income	$3,847	$—	$3,847	100.0%
Operating income as % of net sales	7.4%	—%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$3,463	$—

Operating income for the Second Quarter of Fiscal 2023 represents the acquired operations of Johnny Was that were negatively impacted by $3 million of amortization of intangible assets.

Emerging Brands:

	Second Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$31,580	$29,913	$1,667	5.6%
Gross profit	$15,793	$14,127	$1,666	11.8%
Gross margin	50.0%	47.2%
Operating income	$3,028	$3,991	$(963)	(24.1)%
Operating income as % of net sales	9.6%	13.3%

The decreased operating income for Emerging Brands was primarily due to increased SG&A partially offset by higher sales and gross margin. The increased SG&A included (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs and administrative expenses, (2) higher advertising expense and (3) increased variable expenses resulting from increased sales.

Corporate and Other:

	Second Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$(76)	$887	$(963)	(108.6)%
Gross profit	$(1,379)	$(2,094)	$715	NM	%
Operating loss	$(8,804)	$(9,030)	$226	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$1,432	$2,733

The improved operating results in Corporate and Other were primarily a result of (1) decreased SG&A, including decreased incentive compensation amounts and (2) a lower net LIFO accounting charge in the Second Quarter of Fiscal 2023.

Interest expense, net

	Second Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Interest expense, net	$1,297	$274	$1,023	373.4%

The higher interest expense in the Second Quarter of Fiscal 2023 was primarily due to debt utilized to fund a portion of the acquisition of Johnny Was, while there was no debt outstanding in the Second Quarter of Fiscal 2022. The interest expense for the Second Quarter of Fiscal 2022 primarily consisted of unused line fees and amortization of deferred financing fees associated with the Prior Credit Agreement.

Income tax

	Second Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Income tax expense	$14,924	$18,485	$(3,561)	(19.3)%
Effective tax rate	22.5%	24.6%

Both the Second Quarter of Fiscal 2023 and the Second Quarter of Fiscal 2022 benefitted from certain items that resulted in a lower tax rate than the more typical annual effective tax rate of approximately 25%.

The income tax expense in the Second Quarter of Fiscal 2023 included the vesting of restricted stock awards at a price higher than the grant date fair value and certain other items. Income tax expense in the Second Quarter of Fiscal 2022 included the benefit of the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions and certain other items.

Net earnings

	Second Quarter
	Fiscal 2023	Fiscal 2022
Net sales	$420,319	$363,430
Operating income	$67,674	$75,371
Net earnings	$51,453	$56,612
Net earnings per diluted share	$3.22	$3.49
Weighted average shares outstanding - diluted	15,979	16,238

Net earnings per diluted share were $3.22 in the Second Quarter of Fiscal 2023 compared to $3.49 in the Second Quarter of Fiscal 2022 reflecting the (1) increased SG&A, (2) increased interest expense and (3) decreased royalties and other operating income. These decreases were partially offset by (1) higher sales and gross margin, (2) a decreased effective income tax rate and (3) share repurchases as noted above.

FIRST HALF OF FISCAL 2023 COMPARED TO FIRST HALF OF FISCAL 2022

The discussion and tables below compare our statements of operations for the First Half of Fiscal 2023 and the First Half of Fiscal 2022. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

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

	First Half
	Fiscal 2023		Fiscal 2022		$ Change	% Change
Net sales	$840,416	100.0%	$716,011	100.0%	$124,405	17.4%
Cost of goods sold	296,558	35.3%	257,485	36.0%	39,073	15.2%
Gross profit	$543,858	64.7%	$458,526	64.0%	$85,332	18.6%
SG&A	408,380	48.6%	320,547	44.8%	87,833	27.4%
Royalties and other operating income	12,497	1.5%	13,370	1.9%	(873)	(6.5)%
Operating income	$147,975	17.6%	$151,349	21.1%	$(3,374)	(2.2)%
Interest expense, net	3,639	0.4%	516	0.1%	3,123	605.2%
Earnings before income taxes	$144,336	17.2%	$150,833	21.1%	$(6,497)	(4.3)%
Income tax expense	34,345	4.1%	36,813	5.1%	(2,468)	(6.7)%
Net earnings	$109,991	13.1%	$114,020	15.9%	$(4,029)	(3.5)%
Net earnings per diluted share	$6.86		$6.94		$(0.08)	(1.2)%
Weighted average shares outstanding - diluted	16,025		16,430		(405)	(2.5)%

Net Sales

	First Half
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$484,878	$472,032	$12,846	2.7%
Lilly Pulitzer	188,799	180,710	8,089	4.5%
Johnny Was	101,514	—	101,514	100.0%
Emerging Brands	65,571	61,676	3,895	6.3%
Corporate and Other	(346)	1,593	(1,939)	(121.7)%
Consolidated net sales	$840,416	$716,011	$124,405	17.4%

Consolidated net sales were $840 million in the First Half of Fiscal 2023 compared to net sales of $716 million in the First Half of Fiscal 2022. The 17% increase in net sales included (1) $102 million in sales for Johnny Was, which was acquired during the Third Quarter of Fiscal 2022 and (2) increases in each operating group.

The increase in net sales by distribution channel consisted of the following:

●	an increase in full-price retail sales of $35 million, or 14%, including (1) $36 million of retail sales in Johnny Was and (2) a $4 million increase in Emerging Brands as we opened new retail locations. These increases were partially offset by (1) a $2 million decrease in Tommy Bahama and (2) a $1 million decrease in Lilly Pulitzer;
●	an increase in full-price e-commerce sales of $54 million, or 26%, including (1) $41 million of e-commerce sales in Johnny Was, (2) a $5 million increase in Lilly Pulitzer, (3) a $4 million increase in Tommy Bahama and (4) a $4 million increase in Emerging Brands;
●	an increase in wholesale sales of $22 million, or 14%, including (1) $23 million of wholesale sales in Johnny Was and (2) a $6 million increase in Tommy Bahama. These increases were partially offset by (1) a $4 million decrease in Lilly Pulitzer and (2) a $3 million decrease in Emerging Brands;
●	an increase in Lilly Pulitzer e-commerce flash clearance sales of $9 million, or 115%;
●	an increase in food and beverage sales of $3 million, or 6%; and
●	an increase in outlet sales of $3 million, or 9%, primarily driven by the addition of Johnny Was.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Half
	Fiscal 2023	Fiscal 2022
Retail	39%	41%
E-commerce	33%	30%
Food & beverage	7%	8%
Wholesale	21%	21%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $13 million, or 3%, in the First Half of Fiscal 2023, with an increase in (1) wholesale sales of $6 million, or 8%, (2) e-commerce sales of $5 million, or 4%, (3) food and beverage sales of $3 million, or 6%, and (4) outlet sales of $1 million, or 3%. These increases were partially offset by a decrease in full-price retail sales of $2 million, or 1%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half
	Fiscal 2023	Fiscal 2022
Retail	45%	47%
E-commerce	24%	24%
Food & beverage	13%	12%
Wholesale	18%	17%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $8 million, or 5%, in the First Half of Fiscal 2023. The First Half of Fiscal 2023 benefited from a larger e-commerce flash clearance sale and a 30% off direct to consumer event. The increase in net sales by distribution channel included an increase in e-commerce sales of $13 million, or 17%, including increased e-commerce flash clearance sales of $9 million, or 115%, and increased full-price e-commerce sales of $5 million or 7%. This increase was partially offset by decreased (1) wholesale sales of $4 million, or 11% and (2) retail sales of $1 million, or 2%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half
	Fiscal 2023	Fiscal 2022
Retail	35%	37%
E-commerce	49%	43%
Wholesale	16%	20%
Total	100%	100%

Johnny Was:

Johnny Was net sales were $102 million during the First Half of Fiscal 2023. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	First Half
	Fiscal 2023	Fiscal 2022
Retail	37%	—%
E-commerce	40%	—%
Wholesale	23%	—%
Total	100%	—%

Emerging Brands:

Emerging Brands net sales increased $4 million, or 6%, in the First Half of Fiscal 2023 with increased sales in each brand. By distribution channel, the $4 million increase included increases of (1) $4 million, or 17%, in e-commerce and (2) $3 million, or 73%, in retail sales as we opened new retail locations. These increases were partially offset by a $3 million, or 8%, decrease in wholesale sales that includes the impact of the acquisition and conversion of three former Southern Tide Signature Store operations to company owned retail stores. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Half
	Fiscal 2023	Fiscal 2022
Retail	10%	6%
E-commerce	42%	38%
Wholesale	48%	56%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of net sales of our Lyons, Georgia distribution center business, our Oxford America business, which we exited in Fiscal 2022, and the elimination of any sales between operating groups.

Gross Profit

The tables below present gross profit by operating group and in total for the First Half of Fiscal 2023 and the First Half of Fiscal 2022, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Half
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$313,536	$304,139	$9,397	3.1%
Lilly Pulitzer	131,395	126,848	4,547	3.6%
Johnny Was	69,510	—	69,510	100.0%
Emerging Brands	31,425	30,475	950	3.1%
Corporate and Other	(2,008)	(2,936)	928	NM %
Consolidated gross profit	$543,858	$458,526	$85,332	18.6%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,758	$3,737

First Half

	Fiscal 2023	Fiscal 2022
Tommy Bahama	64.7%	64.4%
Lilly Pulitzer	69.6%	70.2%
Johnny Was	68.5%	—%
Emerging Brands	47.9%	49.4%
Corporate and Other	NM %	NM %
Consolidated gross margin	64.7%	64.0%

The increased gross profit of 19% was primarily due to the 17% increase in net sales as well as increased consolidated gross margin. The higher gross margin included (1) the 68.5% gross margin of Johnny Was, (2) reduced freight costs, (3) improved initial product margins, as certain sales prices were increased more than the increased product costs during the last year and (4) a $1 million lower LIFO accounting charge in the Second Quarter of Fiscal 2023 compared to the Second Quarter of Fiscal 2022. These increases were partially offset by (1) increased e-commerce flash clearance sales in Lilly Pulitzer and (2) increased sales during the loyalty award, Flip Side marketing, and end of season clearance events in Tommy Bahama.

Tommy Bahama:

The higher gross margin for Tommy Bahama was primarily due to (1) reduced freight costs, (2) improved initial product margins and (3) increased food and beverage gross margins. These increases were partially offset by increased sales during the loyalty award, Flip Side marketing, and end of season clearance events in Tommy Bahama.

Lilly Pulitzer:

The lower gross margin for Lilly Pulitzer was primarily due to a change in sales mix with e-commerce flash clearance sales representing a larger proportion of net sales. This decrease was partially offset by (1) lower freight costs, (2) an increase in initial product margins and (3) a change in sales mix with wholesale sales representing a lower proportion of Lilly Pulitzer net sales.

Johnny Was:

Gross margin for the First Half of Fiscal 2023 was 68.5%.

Emerging Brands:

The lower gross margin for Emerging Brands was primarily due to lower gross margin on wholesale sales due to off-price wholesale sales of previously marked down inventory representing a greater proportion of wholesale sales. This decrease was partially offset by a change in sales mix with direct to consumer sales representing a greater proportion of net sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments, which was a $3 million charge in the First Half of Fiscal 2023 and $4 million in the First Half of Fiscal 2022, and the gross profit of the Lyons, Georgia distribution center and Oxford America businesses. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	First Half
	Fiscal 2023	Fiscal 2022	$ Change	% Change
SG&A	$408,380	$320,547	$87,833	27.4%
SG&A (as a % of net sales)	48.6%	44.8%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$6,926	$—

SG&A was $408 million in the First Half of Fiscal 2023 compared to $321 million in the First Half of Fiscal 2022, with approximately $63 million, or 72%, of the increase due to the SG&A of Johnny Was. The 27% increase in total SG&A in the First Half of Fiscal 2023 included the following, each of which includes the SG&A of Johnny Was: (1) increased employment costs of $25 million, primarily due to increased head count, pay rate increases and other employment cost increases, including in our direct to consumer and distribution center operations partially offset by lower incentive compensation amounts, (2) an $18 million increase in advertising expense, (3) a $12 million increase in occupancy expenses, (4) a $12 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (5) a $11 million increase in administrative expenses including professional fees, travel and other items, (6) a $7 million increase in amortization of intangible assets and (7) a $2 million increase in depreciation expense.

Royalties and other operating income

	First Half
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Royalties and other operating income	$12,497	$13,370	$(873)	(6.5)%
Notable items included in amounts above:
Gain on sale of Merida manufacturing facility	$(1,756)	$—

Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The decreased royalties and other operating income in the First Half of Fiscal 2023 was primarily due to decreased royalty income in Tommy Bahama reflecting the lower sales of our licensing partners. This decrease was partially offset by a $2 million gain recorded in the First Half of Fiscal 2023 on the sale of the Merida manufacturing facility in Mexico previously operated by our Lanier Apparel operating group, which we exited in Fiscal 2021.

Operating income (loss)

	First Half
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$106,558	$111,524	$(4,966)	(4.5)%
Lilly Pulitzer	43,082	47,670	(4,588)	(9.6)%
Johnny Was	6,331	—	6,331	100.0%
Emerging Brands	6,941	11,727	(4,786)	(40.8)%
Corporate and Other	(14,937)	(19,572)	4,635	NM %
Consolidated operating income	$147,975	$151,349	$(3,374)	(2.2)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,758	$3,737
Amortization of Johnny Was intangible assets	$6,926	$—
Gain on sale of Merida manufacturing facility	$(1,756)	$—

Operating income was $148 million in the First Half of Fiscal 2023 compared to $151 million in the First Half of Fiscal 2022. The decreased operating income included lower operating income in Tommy Bahama, Lilly Pulitzer and Emerging Brands. These decreases were partially offset by (1) the operating income of Johnny Was and (2) a lower operating loss in Corporate and Other.

Tommy Bahama:

	First Half
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$484,878	$472,032	$12,846	2.7%
Gross profit	$313,536	$304,139	$9,397	3.1%
Gross margin	64.7%	64.4%
Operating income	$106,558	$111,524	$(4,966)	(4.5)%
Operating income as % of net sales	22.0%	23.6%

The decreased operating income for Tommy Bahama was primarily due to (1) increased SG&A and (2) lower royalty income. These decreases were partially offset by higher sales and gross margin. The increased SG&A was primarily due to (1) $6 million of increased employment costs, (2) $3 million increase in advertising expense, (3) $2 million of increased variable expenses and (4) $2 million increase in occupancy expenses.

Lilly Pulitzer:

	First Half
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$188,799	$180,710	$8,089	4.5%
Gross profit	$131,395	$126,848	$4,547	3.6%
Gross margin	69.6%	70.2%
Operating income	$43,082	$47,670	$(4,588)	(9.6)%
Operating income as % of net sales	22.8%	26.4%

The decreased operating income for Lilly Pulitzer was due to increased SG&A and lower gross margin, partially offset by higher sales. The increased SG&A was primarily due to (1) $3 million in increased advertising expense, (2) a $2 million increase in administrative expenses including professional fees, travel and other items, (3) $1 million of increased employment costs, (4) $1 million of increased variable expenses and (5) $1 million of increased depreciation.

Johnny Was:

	First Half
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$101,514	$—	$101,514	100.0%
Gross profit	$69,510	$—	$69,510	100.0%
Gross margin	68.5%	—%
Operating income	$6,331	$—	$6,331	100.0%
Operating income as % of net sales	6.2%	—%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$6,926	$—

Operating income for the First Half of Fiscal 2023 represents the acquired operations of Johnny Was that were negatively impacted by (1) $7 million of amortization of intangible assets and (2) $1 million of costs associated with the implementation of a new e-commerce platform.

Emerging Brands:

	First Half
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$65,571	$61,676	$3,895	6.3%
Gross profit	$31,425	$30,475	$950	3.1%
Gross margin	47.9%	49.4%
Operating income	$6,941	$11,727	$(4,786)	(40.8)%
Operating income as % of net sales	10.6%	19.0%

The decreased operating income for Emerging Brands was due to increased SG&A and lower gross margin, partially offset by higher sales. The increased SG&A included (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs and administrative expenses, (2) higher advertising expense and (3) increased variable expenses resulting from increased sales.

Corporate and Other:

	First Half
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$(346)	$1,593	$(1,939)	(121.7)%
Gross profit	$(2,008)	$(2,936)	$928	NM	%
Operating loss	$(14,937)	$(19,572)	$4,635	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,758	$3,737
Gain on sale of Merida manufacturing facility	$(1,756)	$—

The improved operating results in Corporate and Other were primarily a result of (1) a $2 million gain on the sale of the Merida manufacturing facility in Mexico, (2) decreased SG&A, including decreased incentive compensation amounts and (3) a lower net LIFO accounting charge in the First Half of Fiscal 2023.

Interest expense, net

	First Half
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Interest expense, net	$3,639	$516	$3,123	605.2%

The higher interest expense in the First Half of Fiscal 2023 was primarily due to debt utilized to fund a portion of the acquisition of Johnny Was, while there was no debt outstanding in the First Half of Fiscal 2022. The interest expense for the First Half of Fiscal 2022 primarily consisted of unused line fees and amortization of deferred financing fees associated with the Prior Credit Agreement.

Income tax

	First Half
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Income tax expense	$34,345	$36,813	$(2,468)	(6.7)%
Effective tax rate	23.8%	24.4%

Both the First Half of Fiscal 2023 and the First Half of Fiscal 2022 benefited from the net favorable impact of certain items that resulted in a lower effective tax rate than the more typical annual effective tax rate of approximately 25%.

The income tax expense in the First Half of Fiscal 2023 included the benefit of the vesting of restricted stock awards at a price higher than the grant date fair value and certain other items. The First Half of Fiscal 2022 benefited from the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions and certain other items.

Net earnings

	First Half
	Fiscal 2023	Fiscal 2022
Net sales	$840,416	$716,011
Operating income	$147,975	$151,349
Net earnings	$109,991	$114,020
Net earnings per diluted share	$6.86	$6.94

Weighted average shares outstanding - diluted	16,025	16,430

Net earnings per diluted share were $6.86 in the First Half of Fiscal 2023 compared to $6.94 in the First Half of Fiscal 2022 reflecting the (1) increased SG&A, (2) increased interest expense and (3) decreased royalties and operating other income. These decreases were partially offset by (1) higher sales and gross margin, (2) a decreased effective income tax rate and (3) share repurchases as noted above.

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

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities will provide (1) sufficient cash over both the short and long term to satisfy our ongoing operating cash requirements, (2) ample funds to continue to invest in our businesses, (3) additional cash flow to repay outstanding debt and (4) sufficient cash for other strategic initiatives. Also, if cash inflows are less than cash outflows, we have access to amounts under our $325 million Revolving Credit Agreement, subject to its terms, which is described below.

Working Capital

	July 29,	January 28,	July 30,	January 29,
($ in thousands)	2023	2023	2022	2022
Total current assets	$282,380	$330,463	$421,248	$400,335
Total current liabilities	$232,561	$269,639	$222,640	$226,166
Working capital	$49,819	$60,824	$198,608	$174,169
Working capital ratio	1.21	1.23	1.89	1.77

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of July 29, 2023, decreased from July 30, 2022 primarily due to the decrease in cash and cash equivalents and short-term investments, which was used to fund a portion of the Johnny Was acquisition purchase price, partially offset by increased inventories, receivables, and prepaid expenses and other current assets, primarily due to the assets related to Johnny Was. Current liabilities as of July 29, 2023 increased from July 30, 2022 primarily due to the current liabilities associated with Johnny Was, partially offset by lower accrued incentive compensation and accrued taxes. Changes in current assets and current liabilities are discussed below.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of July 29, 2023 as compared to July 30, 2022.

Current Assets:

	July 29,	January 28,	July 30,	January 29,
	2023	2023	2022	2022
Cash and cash equivalents	$7,790	$8,826	$31,269	$44,859
Short-term investments	—	—	154,754	164,890
Receivables, net	55,583	43,986	48,691	31,588
Inventories, net	161,866	220,138	135,483	117,709
Income tax receivable	19,401	19,440	19,743	19,728
Prepaid expenses and other current assets	37,740	38,073	31,308	21,561
Total current assets	$282,380	$330,463	$421,248	$400,335

Cash and cash equivalents and short-term investments were $8 million as of July 29, 2023, compared to $186 million as of July 30, 2022. The decrease in cash and cash equivalents and short-term investments from July 30, 2022 was due to the use of cash and short-term investments to fund a portion of the Johnny Was acquisition purchase price, with the remainder funded via borrowings pursuant to our Revolving Credit Agreement.

The increased receivables, net as of July 29, 2023, included $9 million of receivables associated with Johnny Was partially offset by decreases in receivables of our other brands primarily due to lower wholesale sales.

Inventories, net, included a $76 million and $74 million LIFO reserve as of July 29, 2023, and July 30, 2022, respectively. The increased inventories, net as of July 29, 2023 included inventories of $18 million associated with Johnny Was. The increase in inventories of our other brands included (1) anticipated sales growth in each of our brands, (2) higher levels of core product and (3) increased product costs.

The increase in prepaid expenses and other current assets as of July 29, 2023 was primarily due to prepaid expenses and other current assets associated with Johnny Was.

Non-current Assets:

	July 29,	January 28,	July 30,	January 29,
	2023	2023	2022	2022
Property and equipment, net	$188,004	$177,584	$150,887	$152,447
Intangible assets, net	277,114	283,845	154,853	155,307
Goodwill	123,079	120,498	23,861	23,869
Operating lease assets	241,452	240,690	179,217	195,100
Other assets, net	37,829	35,585	27,136	30,584
Total non-current assets	$867,478	$858,202	$535,954	$557,307

Property and equipment, net as of July 29, 2023, increased primarily due to the addition of $20 million of property and equipment associated with Johnny Was. The additional increase was due to capital expenditures exceeding depreciation since July 30, 2022.

Intangible assets, net and goodwill as of July 29, 2023, increased primarily due to the $135 million of intangible assets, less accumulated amortization, and $98 million of goodwill associated with the acquisition of Johnny Was.

Operating lease assets as of July 29, 2023, increased primarily due to the operating lease assets associated with Johnny Was of $55 million and additional increases in operating lease assets associated with new or extended operating leases in our other businesses. The increase in other assets, net as of July 29, 2023, was primarily due to an increase in equity investments in unconsolidated entities including the $8 million investment in Fiscal 2022 in the entity that owns the Tommy Bahama resort.

Liabilities:

	July 29,	January 28,	July 30,	January 29,
	2023	2023	2022	2022
Total current liabilities	$232,561	$269,639	$222,640	$226,166
Long-term debt	48,472	119,011	—	—
Non-current portion of operating lease liabilities	219,207	220,709	180,092	199,488
Other non-current liabilities	20,402	20,055	19,200	21,413
Deferred income taxes	4,587	2,981	1,254	2,911
Total liabilities	$525,229	$632,395	$423,186	$449,978

Current liabilities increased as of July 29, 2023 primarily due to current liabilities of $27 million associated with Johnny Was. This increase was partially offset by lower accrued incentive compensation amounts and lower accrued income taxes.

The long-term debt of $48 million as of July 29, 2023, was primarily due to borrowing certain amounts to fund a portion of the acquisition of Johnny Was. The non-current portion of operating lease liabilities as of July 29, 2023 increased primarily due to the addition of $47 million of operating lease liability amounts associated with Johnny Was partially offset by the net impact of the payment of operating lease liabilities and reductions in liabilities.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Half of Fiscal 2023 and the First Half of Fiscal 2022 (in thousands):

	First Half
	Fiscal 2023	Fiscal 2022
Cash provided by operating activities	$152,500	$90,629
Cash used in investing activities	(32,638)	(9,796)
Cash used in financing activities	(120,881)	(94,803)
Net change in cash and cash equivalents	$(1,019)	$(13,970)

Cash and cash equivalents and short-term investments, in the aggregate, were $8 million and $186 million as of July 29, 2023, and July 30, 2022, respectively. The decrease in cash and cash equivalents and short-term investments from July 30, 2022, was due to the use of cash and short-term investments to fund the acquisition of Johnny Was, with the remainder of the purchase price funded through borrowings pursuant to our Revolving Credit Agreement. Changes in cash flows in the First Half of Fiscal 2023 and the First Half of Fiscal 2022 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Half of Fiscal 2023 and the First Half of Fiscal 2022, operating activities provided $153 million and $91 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization of intangible assets, equity-based compensation, gain on sale of assets, and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities.

In the First Half of Fiscal 2023, the net change in operating assets and liabilities was primarily due to a decrease in inventories that increased cash flow from operations, partially offset by a decrease in current liabilities and an increase in receivables that decreased cash flow from operations. In the First Half of Fiscal 2022, the net change in operating assets and liabilities was primarily due to an increase in inventories, receivables and prepaid expenses that decreased cash flow from operations.

Investing Activities:

In the First Half of Fiscal 2023 and the First Half of Fiscal 2022, investing activities used $33 million and $10 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $31 million and $20 million in the First Half of Fiscal 2023 and the First Half of Fiscal 2022, respectively. In addition to our capital expenditures in the First Half of Fiscal 2023, we paid $3 million in the aggregate for a working capital settlement associated with the acquisition of Johnny Was and the acquisition of three former Southern Tide Signature Stores. We also received $2 million from the sale of the Merida manufacturing facility in Mexico. In the First Half of Fiscal 2022, we converted $10 million of short-term investments to cash based on our short-term cash needs.

On an ongoing basis, our cash flow used in investing activities is expected to primarily consist of our capital expenditure investments in (1) direct to consumer operations, including opening, relocating and remodeling locations, and facilities enhancements for distribution centers and offices, and (2) information technology initiatives, including e-commerce capabilities.

Financing Activities:

In the First Half of Fiscal 2023 and the First Half of Fiscal 2022, financing activities used $121 million and $95 million of cash, respectively. In the First Half of Fiscal 2023, we repurchased $29 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and of equity awards in respect of employee tax withholding liabilities, paid $21 million of dividends and paid $2 million in deferred financing costs associated with the amendment of the Revolving Credit Agreement. In the First Half of Fiscal 2022, we repurchased $76 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and of equity awards in respect of employee tax withholding liabilities; paid $18 million of dividends and paid $2 million of contingent consideration for the final contingent consideration payment related to the TBBC acquisition.

If net cash requirements are less than our net cash flows, we may repay amounts outstanding on our Revolving Credit Agreement, if any, consistent with our repayment of $71 million of long-term debt in the First Half of Fiscal 2023. Alternatively, to the extent we are in a net debt position, and our net cash requirements exceed our net cash flows, we may borrow amounts from our Revolving Credit Agreement.

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

Our cash and debt, as well as availability, levels in future periods will not be comparable to historical amounts, particularly after the completion of the acquisition of Johnny Was in September 2022. We anticipate our debt will be further reduced during the Second Half of Fiscal 2023 following the reduction of long-term debt by $71 million in the First Half of Fiscal 2023. Further, we continue to assess, and may possibly make changes to, our capital structure, which we may achieve by borrowing from additional credit facilities, selling debt or equity securities or repurchasing additional shares of our stock in the future. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

$325 Million Revolving Credit Agreement

On March 6, 2023, we amended the Revolving Credit Agreement to, among other things, mature in March 2028. As of July 29, 2023, we had borrowings of $48 million, issued standby letters of credit of $6 million, and availability of $266 million under the Revolving Credit Agreement.

Pursuant to the Revolving Credit Agreement, the interest rate applicable to our borrowings under the Revolving Credit Agreement are based on either the Term Secured Overnight Financing Rate plus an applicable margin of 135 to 185 basis points or prime plus an applicable margin of 25 to 75 basis points.

The Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 8% as of July 29, 2023), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the Revolving Credit Agreement. During Fiscal 2023 and as of July 29, 2023, no financial covenant testing was required pursuant to our Revolving Credit Agreement or the Prior Credit Agreement, as applicable, as the minimum availability threshold was met at all times. As of July 29, 2023, we were compliant with all applicable covenants related to the Revolving Credit Agreement.

Operating Lease Commitments:

Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of July 29, 2023.

Dividends:

On August 30, 2023, our Board of Directors approved a cash dividend of $0.65 per share payable on October 27, 2023 to shareholders of record as of the close of business on October 13, 2023. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends.

Capital Expenditures:

Our anticipated capital expenditures for Fiscal 2023, including the $31 million incurred in the First Half of Fiscal 2023, are expected to be approximately $90 million, as compared to $47 million for Fiscal 2022. The planned increase in capital expenditures includes spend associated with new brick and mortar locations and relocations and remodels of existing locations resulting in a year-over-year net increase of full price stores of approximately 25 by the end of Fiscal 2023. The spend associated with these brick and mortar locations represents about one-half of the planned capital expenditure amount for 2023. Additionally, we will continue with our investments in our various technology systems initiatives, including e-commerce and omnichannel capabilities, data management and analytics, customer data and insights, cybersecurity, automation including artificial intelligence and infrastructure. Finally, we anticipate spend associated with a multi-year Southeastern United States distribution center enhancement project to ensure best-in-class direct-to-consumer throughput capabilities for our brands.

Other Liquidity Items:

Our contractual obligations as of July 29, 2023 except for the decreased debt outstanding, as discussed above, have not changed materially from the contractual obligations outstanding at January 28, 2023, as disclosed in our Fiscal 2022 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2022 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the First Half of Fiscal 2023. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2022 Form 10-K.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income in the First Half of Fiscal 2023 is indicative of the expected proportion of amounts by quarter for future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2022 Form 10-K. There have not been any material changes in our exposure to these risks during the First Half of Fiscal 2023 other than our decreased exposure to interest rates resulting from our decreased borrowings relative to January 28, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act during the Second Quarter of Fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the Second Quarter of Fiscal 2023, we did not make any unregistered sales of equity securities.

(c)	During the Second Quarter of Fiscal 2023, we repurchased the following shares of our common stock:

			Total Number of	Dollar Value
			Shares	(000s) of Shares
		Average	Purchased as	That May Yet be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased	Share	or Programs	Programs
May (4/30/23 - 5/27/23)	47,034	$105.12	47,034	$ 45,056
June (5/28/23 - 7/1/23)	84,228	$99.36	84,228	$ 36,687
July (7/2/23 - 7/29/23)	147,719	$105.44	147,719	$ 31,052
Total	278,981	$103.55	278,981	$ 31,052

On December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration.

Pursuant to the Board of Directors’ authorization, we entered into a $20 million open market stock repurchase program (Rule 10b5-1 plan) to acquire shares of our stock, under which we repurchased 186,000 shares of our common stock for $19 million during the Second Quarter of Fiscal 2023. After considering the repurchases during the Second Quarter of Fiscal 2023, there was $1 million remaining under the open market repurchase program and $31 million remaining under the Board of Directors’ authorization as of July 29, 2023.

Subsequent to July 29, 2023, we repurchased an additional 10,000 shares of our common stock for $1 million that completed the open market repurchase program as of August 31, 2023.

Also, we have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in our Fiscal 2022 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Second Quarter of Fiscal 2023, we repurchased $10 million of shares from employees, which are included in the table above.

ITEM 5. OTHER INFORMATION

During the Second Quarter of Fiscal 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

September 1, 2023	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)