Form 10-Q
period 2023-10-28
OXFORD INDUSTRIES INC
filed 2023-12-07
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

or

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

As of December 1, 2023, there were 15,625,096 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the Third Quarter of Fiscal 2023

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, demand for our products, which may be impacted by macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by current inflationary pressures, rising interest rates, concerns about the stability of the banking industry or general economic uncertainty, and the effectiveness of measures to mitigate the impact of these factors; competitive conditions and/or evolving consumer shopping patterns; acquisition activities (such as the acquisition of Johnny Was), including our ability to integrate key functions, recognize anticipated synergies and minimize related disruptions or distractions to our business as a result of these activities; supply chain disruptions; costs and availability of labor and freight deliveries, including our ability to appropriately staff our retail stores and food and beverage locations; costs of products as well as the raw materials used in those products, as well as our ability to pass along price increases to consumers; energy costs; our ability to respond to rapidly changing consumer expectations; weather or natural disasters, including the ultimate impact of the recent wildfires on the island of Maui; the ability of business partners, including suppliers, vendors, wholesale customers, licensees, logistics providers and landlords, to meet their obligations to us and/or continue our business relationship to the same degree as they have historically; retention of and disciplined execution by key management and other critical personnel; cybersecurity breaches and ransomware attacks, as well as our and our third party vendors’ ability to properly collect, use, manage and secure business, consumer and employee data and maintain continuity of our information technology systems; the effectiveness of our advertising initiatives in defining, launching and communicating brand-relevant customer experiences; the level of our indebtedness, including the risks associated with heightened interest rates on the debt and the potential impact on our ability to operate and expand our business; changes in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties; the timing of shipments requested by our wholesale customers; fluctuations and volatility in global financial and/or real estate markets; the timing and cost of retail store and food and beverage location openings and remodels, technology implementations and other capital expenditures, including the timing, cost and successful implementation of changes to our distribution network; pandemics or other public health crises; expected outcomes of pending or potential litigation and regulatory actions; the increased consumer, employee and regulatory focus on environmental, social and governance issues; the regulation or prohibition of goods sourced, or containing raw materials or components, from certain regions and our ability to evidence compliance; access to capital and/or credit markets; factors that could affect our consolidated effective tax rate; the risk of impairment to goodwill and other intangible assets; and geopolitical risks, including those related to the ongoing war in Ukraine and the Israel-Hamas war. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance.

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

Fiscal 2024	52 weeks ending February 1, 2025
Fiscal 2023	53 weeks ending February 3, 2024
Fiscal 2022	52 weeks ended January 28, 2023
Fiscal 2021	52 weeks ended January 29, 2022
Fourth Quarter Fiscal 2023	14 weeks ending February 3, 2024
Third Quarter Fiscal 2023	13 weeks ended October 28, 2023
Second Quarter Fiscal 2023	13 weeks ended July 29, 2023
First Quarter Fiscal 2023	13 weeks ended April 29, 2023
Fourth Quarter Fiscal 2022	13 weeks ended January 28, 2023
Third Quarter Fiscal 2022	13 weeks ended October 29, 2022
Second Quarter Fiscal 2022	13 weeks ended July 30, 2022
First Quarter Fiscal 2022	13 weeks ended April 30, 2022
First Nine Months Fiscal 2023	39 weeks ended October 28, 2023
First Nine Months Fiscal 2022	39 weeks ended October 29, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	October 28,	January 28,	October 29,
	2023	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$7,879	$8,826	$14,976
Short-term investments	—	—	—
Receivables, net	60,101	43,986	62,230
Inventories, net	157,524	220,138	171,639
Income tax receivable	19,454	19,440	19,740
Prepaid expenses and other current assets	46,421	38,073	30,910
Total Current Assets	$291,379	$330,463	$299,495
Property and equipment, net	188,686	177,584	173,391
Intangible assets, net	273,444	283,845	287,626
Goodwill	124,230	120,498	116,268
Operating lease assets	246,399	240,690	237,078
Other assets, net	38,018	35,585	26,459
Total Assets	$1,162,156	$1,188,665	$1,140,317
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$68,565	$94,611	$72,932
Accrued compensation	20,219	35,022	36,150
Current portion of operating lease liabilities	65,224	73,865	62,349
Accrued expenses and other liabilities	58,504	66,141	58,964
Total Current Liabilities	$212,512	$269,639	$230,395
Long-term debt	66,219	119,011	130,449
Non-current portion of operating lease liabilities	226,238	220,709	225,921
Other non-current liabilities	20,675	20,055	18,058
Deferred income taxes	9,399	2,981	2,455
Shareholders’ Equity
Common stock, $1.00 par value per share	15,625	15,774	15,815
Additional paid-in capital	174,730	172,175	169,063
Retained earnings	439,755	370,145	351,731
Accumulated other comprehensive loss	(2,997)	(1,824)	(3,570)
Total Shareholders’ Equity	$627,113	$556,270	$533,039
Total Liabilities and Shareholders’ Equity	$1,162,156	$1,188,665	$1,140,317

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Net sales	$326,630	$313,033	$1,167,046	$1,029,044
Cost of goods sold	121,211	115,339	417,769	372,824
Gross profit	$205,419	$197,694	$749,277	$656,220
SG&A	194,822	175,027	603,202	495,574
Royalties and other operating income	3,863	4,648	16,360	18,018
Operating income	$14,460	$27,315	$162,435	$178,664
Interest expense, net	1,217	698	4,856	1,214
Earnings before income taxes	$13,243	$26,617	$157,579	$177,450
Income tax expense	2,461	6,951	36,806	43,764
Net earnings	$10,782	$19,666	$120,773	$133,686

Net earnings per share:
Basic	$0.69	$1.25	$7.75	$8.36
Diluted	$0.68	$1.22	$7.57	$8.19
Weighted average shares outstanding:
Basic	15,587	15,740	15,589	15,992
Diluted	15,787	16,139	15,947	16,333
Dividends declared per share	$0.65	$0.55	$1.95	$1.65

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Net earnings	$10,782	$19,666	$120,773	$133,686
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(888)	(450)	(1,173)	(98)
Comprehensive income	$9,894	$19,216	$119,600	$133,588

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Nine Months
	Fiscal 2023	Fiscal 2022
Cash Flows From Operating Activities:
Net earnings	$120,773	$133,686
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	35,476	31,126
Amortization of intangible assets	11,003	2,322
Equity compensation expense	11,034	7,796
Gain on sale of assets	(1,756)	—
Amortization and write-off of deferred financing costs	465	258
Deferred income taxes	6,448	(456)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(11,651)	(21,230)
Inventories, net	61,598	(31,332)
Income tax receivable	(14)	(12)
Prepaid expenses and other current assets	(8,337)	(5,644)
Current liabilities	(54,468)	(23,271)
Other balance sheet changes	(1,173)	(6,988)
Cash provided by operating activities	$169,398	$86,255
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(3,320)	(263,656)
Purchases of property and equipment	(54,496)	(32,331)
Purchases of short-term investments	—	(70,000)
Proceeds from short-term investments	—	234,837
Proceeds from the sale of property, plant and equipment	2,125	—
Other investing activities	(33)	1,450
Cash used in investing activities	$(55,724)	$(129,700)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(369,159)	(45,262)
Proceeds from revolving credit arrangements	316,368	175,711
Deferred financing costs paid	(1,661)	—
Repurchase of common stock	(20,045)	(86,804)
Proceeds from issuance of common stock	1,509	1,263
Repurchase of equity awards for employee tax withholding liabilities	(9,941)	(3,166)
Cash dividends paid	(31,487)	(26,572)
Other financing activities	—	(2,010)
Cash used in (provided by) financing activities	$(114,416)	$13,160
Net change in cash and cash equivalents	$(742)	$(30,285)
Effect of foreign currency translation on cash and cash equivalents	(205)	402
Cash and cash equivalents at the beginning of year	8,826	44,859
Cash and cash equivalents at the end of period	$7,879	$14,976

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

THIRD QUARTER OF FISCAL 2023

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

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Third Quarter		First Nine Months
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Net sales
Tommy Bahama	$170,144	$178,645	$655,022	$650,677
Lilly Pulitzer	76,290	84,053	265,089	264,763
Johnny Was (1)	49,105	22,661	150,619	22,661
Emerging Brands	31,155	26,912	96,726	88,588
Corporate and Other	(64)	762	(410)	2,355
Consolidated net sales	$326,630	$313,033	$1,167,046	$1,029,044

Depreciation and amortization
Tommy Bahama	$6,299	$6,576	$18,356	$20,110
Lilly Pulitzer	4,372	3,288	11,743	9,384
Johnny Was (1)	4,684	2,184	14,593	2,184
Emerging Brands	504	391	1,389	1,143
Corporate and Other	161	197	398	627
Consolidated depreciation and amortization	$16,020	$12,636	$46,479	$33,448

Operating income (loss)
Tommy Bahama	$12,097	$18,984	$118,655	$130,508
Lilly Pulitzer	6,769	12,688	49,851	60,358
Johnny Was (1)	935	117	7,266	117
Emerging Brands	3,709	3,729	10,650	15,456
Corporate and Other	(9,050)	(8,203)	(23,987)	(27,775)
Consolidated operating income	14,460	27,315	$162,435	$178,664
Interest expense, net	1,217	698	4,856	1,214
Earnings before income taxes	$13,243	$26,617	$157,579	$177,450

	October 28, 2023	January 28, 2023	October 29, 2022
Assets
Tommy Bahama (2)	$563,564	$569,833	$544,947
Lilly Pulitzer (3)	192,566	211,119	192,609
Johnny Was (4)	331,131	334,603	350,212
Emerging Brands (5)	86,790	91,306	83,280
Corporate and Other (6)	(11,895)	(18,196)	(30,731)
Consolidated Total Assets	$1,162,156	$1,188,665	$1,140,317
(1)	The Johnny Was business was acquired on September 19, 2022. Activities for the Third Quarter of Fiscal 2022 and First Nine Months of Fiscal 2022 for Johnny Was consist of six weeks of activity from the acquisition date through October 29, 2022.
(2)	Increase in Tommy Bahama total assets from October 29, 2022, includes increases in operating lease assets and property and equipment.
(3)	Change in Lilly Pulitzer total assets from October 29, 2022, includes decreases in operating lease assets and receivables partially offset by an increase in property and equipment.
(4)	Decrease in Johnny Was total assets from October 29, 2022, includes decreases in intangible assets and cash and cash equivalents.
(5)	Increase in Emerging Brands total assets from October 29, 2022, includes increases in operating lease assets.
(6)	Increase in Corporate and Other total assets from October 29, 2022, includes increases in prepaid taxes.

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	Third Quarter Fiscal 2023
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$170,144	45%	21%	13%	21%	—%
Lilly Pulitzer	76,290	31%	58%	—%	11%	—%
Johnny Was	49,105	39%	41%	—%	20%	—%
Emerging Brands	31,155	12%	41%	—%	47%	—%
Corporate and Other	(64)	—%	—%	—%	—%	NM %
Total	$326,630	37%	35%	7%	21%	—%

	Third Quarter Fiscal 2022
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$178,645	44%	20%	13%	23%	—%
Lilly Pulitzer	84,053	27%	62%	—%	11%	—%
Johnny Was (1)	22,661	38%	41%	—	21%	—%
Emerging Brands	26,912	5%	40%	—%	55%	—%
Corporate and Other	762	—%	—%	—%	—%	NM %
Total	$313,033	36%	34%	7%	22%	—%

	First Nine Months 2023
	Net Sales	Retail	E‑commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$655,022	45%	23%	13%	19%	—%
Lilly Pulitzer	265,089	34%	51%	—%	15%	—%
Johnny Was	150,619	38%	40%	—%	22%	—%
Emerging Brands	96,726	10%	42%	—%	48%	—%
Corporate and Other	(410)	—%	—%	—%	—%	NM %
Consolidated net sales	$1,167,046	38%	34%	7%	21%	—%

	First Nine Months 2022
	Net Sales	Retail	E‑commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$650,677	46%	23%	12%	19%	—%
Lilly Pulitzer	264,763	34%	49%	—%	17%	—%
Johnny Was (1)	22,661	38%	41%	—%	21%	—%
Emerging Brands	88,588	5%	39%	—%	56%	—%
Corporate and Other	2,355	—%	—%	—%	—%	NM %
Consolidated net sales	$1,029,044	39%	31%	8%	21%	—%
(1)	The Johnny Was business was acquired on September 19, 2022. Activities for the Third Quarter of Fiscal 2022 and First Nine Months of Fiscal 2022 for Johnny Was consist of six weeks of activity from the acquisition date through October 29, 2022.

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

The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	Third Quarter		First Nine Months
	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Retail	$121,804	$112,344	$449,546	$402,400
E-commerce	113,531	107,756	391,559	323,045
Food & Beverage	22,562	23,157	84,097	81,333
Wholesale	68,716	69,292	241,857	220,707
Other	17	484	(13)	1,559
Net sales	$326,630	$313,033	$1,167,046	$1,029,044

An estimated sales return liability of $8 million, $12 million and $9 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively. As of October 28, 2023, January 28, 2023, and October 29, 2022, prepaid expenses and other current assets included $3 million, $4 million and $4 million, respectively, relating to the estimated value of inventory for expected direct to consumer and wholesale sales returns.

Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of October 28, 2023, January 28, 2023, and October 29, 2022, reserve balances recorded as a reduction to receivables related to these items were $3 million, $4 million and $5 million, respectively. As of October 28, 2023, January 28, 2023, and October 29, 2022, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $1 million and $1 million, respectively.

Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheet and totaled $18 million, $19 million and $17 million as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively.

4.    Leases: For the Third Quarter of Fiscal 2023, operating lease expense was $18 million and variable lease expense was $10 million, resulting in total lease expense of $28 million compared to $25 million of total lease expense in the Third Quarter of Fiscal 2022. For the First Nine Months of Fiscal 2023, operating lease expense was $53 million and variable lease expense was $32 million, resulting in total lease expense of $85 million compared to $75 million of total lease expense in the First Nine Months of Fiscal 2022.

Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Nine Months of Fiscal 2023 was $61 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Nine Months of Fiscal 2022 was $53 million.

The increase in lease expense and cash paid was primarily driven by the acquisition of Johnny Was.

As of October 28, 2023, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2023	$19,761
2024	73,791
2025	58,704
2026	52,989
2027	39,332
2028	33,277
After 2028	63,417
Total lease payments	$341,271
Less: Difference between discounted and undiscounted lease payments	49,809
Present value of lease liabilities	$291,462

5.    Income Taxes: For the Third Quarter of Fiscal 2023, our effective income tax rate was 18.6%, which is lower than a more typical annual effective tax rate of approximately 25% primarily due to the favorable utilization of research and development tax credits and adjustments to the US taxation on foreign earnings. For the Third Quarter of Fiscal 2022, our effective income tax rate was 26.1%. Due to the lower earnings during our third quarters as compared to our other fiscal quarters, certain discrete or other items we recognize in the third quarter may have a more pronounced impact resulting in the effective tax rate of the third quarter not being indicative of the effective tax rate for the full fiscal year.

For the First Nine Months of Fiscal 2023, our effective income tax rate was 23.4%, which is lower than a more typical annual effective tax rate of approximately 25% primarily due to the significant benefit from the vesting of restricted stock awards at a price higher than the grant date fair value and the favorable utilization of research and development tax credits and adjustments to the US taxation on foreign earnings. For the First Nine Months of Fiscal 2022, our effective income tax rate was 24.7%. The First Nine Months of Fiscal 2022 included the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions and other items.

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) into law. The IRA implemented a corporate alternative minimum tax, subject to certain thresholds being met, and a 1% excise tax on share repurchases effective beginning January 1, 2023. We do not currently expect that the tax-related provisions of the IRA will have a material effect on our reported results, cash flows or financial position. For the First Nine Months of Fiscal 2023, excise taxes included as part of the price of common stock repurchased during the period did not have a material effect on our reported results.

6.    Shareholders’ Equity: From time to time, we repurchase our common stock mainly through open market repurchase plans. During the Third Quarter of Fiscal 2023 and First Nine Months of 2023, we repurchased 10,000 and 196,000 shares of our common stock, respectively, as part of an open market repurchase program at a cost of $1 million and $20 million, respectively. The 10,000 shares repurchased during the Third Quarter of Fiscal 2023 completed the open market repurchase program. During the Third Quarter of Fiscal 2022 and First Nine Months of Fiscal 2022, we repurchased 146,000 and 976,000 shares of our common stock, respectively, at a cost of $14 million and $87 million, respectively. The excise taxes included in the cost of shares repurchased during Fiscal 2023 was not material.

We also repurchase shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock. During the First Nine Months of Fiscal 2023 and the First Nine Months of Fiscal 2022, we repurchased $10 million and $3 million of shares, respectively, from our employees to cover employee tax liabilities related to the vesting of shares of our common stock.

The following tables detail the changes (in thousands) in our common stock, additional paid-in capital ("APIC"), retained earnings and accumulated other comprehensive (loss) income ("AOCI"), for each period presented.

	Fiscal 2022
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 29, 2022	$16,805	$163,156	$331,175	$(3,472)	$507,664
Comprehensive income	—	—	57,408	477	57,885
Shares issued under equity plans	5	387	—	—	392
Compensation expense for equity awards	—	2,725	—	—	2,725
Repurchase of shares	(526)	(3,131)	(42,375)	—	(46,032)
Dividends declared	—	—	(9,214)	—	(9,214)
April 30, 2022	$16,284	$163,137	$336,994	$(2,995)	$513,420
Comprehensive income	—	—	56,612	(125)	56,487
Shares issued under equity plans	15	475	—	—	490
Compensation expense for equity awards	—	2,527	—	—	2,527
Repurchase of shares	(339)	—	(29,475)	—	(29,814)
Dividends declared	—	—	(9,094)	—	(9,094)
July 30, 2022	$15,960	$166,139	$355,037	$(3,120)	$534,016
Comprehensive income	—	—	19,666	(450)	19,216
Shares issued under equity plans	1	379	—	—	380
Compensation expense for equity awards	—	2,545	—	—	2,545
Repurchase of shares	(146)	—	(13,977)	—	(14,123)
Dividends declared	—	—	(8,995)	—	(8,995)
October 29, 2022	$15,815	$169,063	$351,731	$(3,570)	$533,039
Comprehensive income	—	—	32,049	1,746	33,795
Shares issued under equity plans	5	332	—	—	337
Compensation expense for equity awards	—	2,780	—	—	2,780
Repurchase of shares	(46)	—	(4,824)	—	(4,870)
Dividends declared	—	—	(8,811)	—	(8,811)
January 28, 2023	$15,774	$172,175	$370,145	$(1,824)	$556,270

	First Nine Months Fiscal 2023
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 28, 2023	$15,774	$172,175	$370,145	$(1,824)	$556,270
Comprehensive income	—	—	58,538	(604)	57,934
Shares issued under equity plans	6	596	—	—	602
Compensation expense for equity awards	—	3,259	—	—	3,259
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(10,640)	—	(10,640)
April 29, 2023	$15,780	$176,030	$418,043	$(2,428)	$607,425
Comprehensive income	—	—	51,453	319	51,772
Shares issued under equity plans	130	358	—	—	488
Compensation expense for equity awards	—	4,249	—	—	4,249
Repurchase of shares	(280)	(9,848)	(18,800)	—	(28,928)
Dividends declared	—	—	(10,377)	—	(10,377)
July 29, 2023	$15,630	$170,789	$440,319	$(2,109)	$624,629
Comprehensive income	—	—	10,782	(888)	9,894
Shares issued under equity plans	5	415	—	—	420
Compensation expense for equity awards	—	3,526	—	—	3,526
Repurchase of shares	(10)	—	(1,056)	—	(1,066)
Dividends declared	—	—	(10,290)	—	(10,290)
October 28, 2023	$15,625	$174,730	$439,755	$(2,997)	$627,113

Long-Term Stock Incentive Plan and Equity Compensation Expense

In recent years, we have granted a combination of service-based restricted share awards and awards based on relative total shareholder return ("TSR") to certain select employees.

Service-Based Restricted Share Awards

The table below summarizes the service-based restricted share awards, including both restricted shares and restricted share units, activity for the First Nine Months of Fiscal 2023:

	First Nine Months of Fiscal 2023
		Weighted-
	Number of	average
	Shares or	grant date
	Units	fair value
Awards outstanding at beginning of year	212,945	$64
Awards granted	60,105	$115
Awards vested, including awards repurchased from employees for employees’ tax liability	(111,095)	$41
Awards forfeited	(2,670)	$80
Awards outstanding on October 28, 2023	159,285	$99

TSR-based Restricted Share Units

The table below summarizes the TSR-based restricted share unit activity at target for the First Nine Months of Fiscal 2023:

	First Nine Months of Fiscal 2023
		Weighted-
		average
	Number of	grant date
	Share Units	fair value
TSR-based awards outstanding at beginning of year	196,040	$89
TSR-based awards granted	74,605	$153
TSR-based restricted shares earned and vested, including restricted share units repurchased from employees for employees’ tax liability	(76,340)	$50
TSR-based awards forfeited	(550)	$113
TSR-based awards outstanding on October 28, 2023	193,755	$129

7.    Business Combinations: On September 19, 2022, we acquired JW Holdings, LLC and its subsidiaries (collectively “Johnny Was”) (the “Acquisition”). We accounted for this transaction as a business combination, which generally requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date.

The final estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, were as follows (in thousands):

	Provisional Amounts at January 28, 2023	Measurement Period Adjustments	Final Amounts at October 28, 2023
Cash and cash equivalents	$7,296	$—	$7,296
Receivables	8,777	—	8,777
Inventories	23,434	(28)	23,406
Prepaid expenses and other assets	6,353	—	6,353
Property and equipment	21,108	(947)	20,161
Intangible assets	134,640	—	134,640
Goodwill	96,637	2,599	99,236
Operating lease assets	54,859	—	54,859
Accounts payable, accrued expenses and other liabilities	(34,777)	699	(34,078)
Non-current portion of operating lease liabilities	(47,009)	—	(47,009)
Purchase price	$271,318	$2,323	$273,641

We made measurement-period adjustments, as shown in the table above, that increased the amount of provisional goodwill by $3 million. Substantially all of the goodwill is deductible for income tax purposes.

Intangible assets allocated in connection with our purchase price allocation consisted of the following (in thousands):

		Johnny Was
	Useful life	acquisition
Finite lived intangible assets acquired, primarily consisting of customer relationships	8 - 13 years	$56,740
Trade names and trademarks	Indefinite	77,900
		$134,640

The following unaudited pro forma information (in thousands, except per share data) shows the results of our operations for the Third Quarter of Fiscal 2022 and First Nine Months of 2022 as if the acquisition of Johnny Was had occurred at the beginning of Fiscal 2021. The information presented below is for illustrative purposes only, is not indicative of results that would have been achieved if the acquisition had occurred as of that date and is not intended to be a projection of future results of operations. The following unaudited pro forma information has been prepared from historical financial statements for Johnny Was and us for the periods presented, including without limitation, purchase accounting adjustments, but excluding any seller specific management/advisory or similar expenses and any synergies or operating cost reductions that may be achieved from the combined operations in the future.

	Third Quarter Fiscal 2022		First Nine Months of Fiscal 2022
	Actual	Pro Forma	Actual	Pro Forma
Net sales	$313,033	$344,058	$1,029,044	$1,163,889
Earnings before income taxes	$26,617	$34,444	$177,450	$196,700
Net earnings	$19,666	$25,536	$133,686	$148,124
Earnings per share:
Basic	$1.25	$1.62	$8.36	$9.26
Diluted	$1.22	$1.58	$8.19	$9.07

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

The Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 7% as of October 28, 2023), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

We have issued standby letters of credit of $6 million in the aggregate under the Revolving Credit Agreement as of October 28, 2023. Outstanding letters of credit under the Revolving Credit Agreement reduce the amount of borrowings available to us.

As of October 28, 2023, we had $66 million of borrowings outstanding and $253 million in unused availability under the Revolving Credit Agreement. Under the Prior Credit Agreement as of January 28, 2023, and October 29, 2022, we had $119 million and $130 million of borrowings outstanding, and $199 million and $160 million of unused availability, respectively.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the Revolving Credit Agreement. During Fiscal 2023 and as of October 28, 2023, no financial covenant testing was required pursuant to our Revolving Credit Agreement, or the Prior Credit Agreement, as applicable, as the minimum availability threshold was met at all times. As of October 28, 2023, we were compliant with all applicable covenants related to the Revolving Credit Agreement.

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

On September 19, 2022, we acquired Johnny Was. Johnny Was products are sold through the Johnny Was website and full-price retail stores and outlets as well as select department stores and specialty stores. We continue to execute acquisition and integration activities in connection with the Johnny Was acquisition, such as investing in technology infrastructure. The financial information included in the results of operations discussion below for the Third Quarter of Fiscal 2022 and the First Nine Months of Fiscal 2022, includes only the six weeks from the September 19, 2022 acquisition through October 29, 2022. Therefore, the amounts included in the results of operations below for the Third Quarter of Fiscal 2022 and the First Nine Months of Fiscal 2022 are not indicative of results for a full quarter or a nine month period.

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

The current macroenvironment, with heightened concerns about continuing inflationary trends, a global economic recession, geopolitical issues, the availability and cost of credit and continued increases in interest rates, combined with heightened promotional activity in our industry, is creating a complex and challenging retail environment, which has impacted our businesses and financial results during Fiscal 2023 and exacerbated some of the inherent challenges to our operations. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses.

However, we believe our lifestyle brands have true competitive advantages, and we continue to invest in our brands’ direct to consumer initiatives and distribution capabilities while further leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long term while managing the various challenges facing our industry in the current environment.

Key Operating Results:

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Nine Months of Fiscal 2023 compared to the First Nine Months of Fiscal 2022:

	First Nine Months
	Fiscal 2023	Fiscal 2022
Net sales	$1,167,046	$1,029,044
Operating income	$162,435	$178,664
Net earnings	$120,773	$133,686
Net earnings per diluted share	$7.57	$8.19
Weighted average shares outstanding - diluted	15,947	16,333

Net earnings per diluted share were $7.57 in the First Nine Months of Fiscal 2023 compared to $8.19 in the First Nine Months of Fiscal 2022. The 8% decrease in net earnings per diluted share included a 10% decrease in net earnings as well as a 2% reduction in weighted average shares outstanding due to open market share repurchases in Fiscal 2022 and Fiscal 2023. The decreased net earnings were primarily due to (1) lower operating income at Tommy Bahama, Lilly Pulitzer, and Emerging Brands and (2) increased interest expense. These decreases were partially offset by (1) the inclusion of the operating income of Johnny Was in the First Nine Months of 2023, (2) a lower operating loss at Corporate and Other and (3) a lower effective tax rate.

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

	October 28,	January 28,	October 29,	January 29,
	2023	2023	2022	2022
Tommy Bahama full-price retail stores	102	103	102	102
Tommy Bahama retail-food & beverage locations	21	21	21	21
Tommy Bahama outlets	34	33	35	35
Total Tommy Bahama locations	157	157	158	158
Lilly Pulitzer full-price retail stores	61	59	59	58
Johnny Was full-price retail stores	71	65	64	—
Johnny Was outlets	2	2	2	—
Total Johnny Was locations	73	67	66	—
Southern Tide full-price retail stores	15	6	5	4
TBBC full-price retail stores	3	3	2	1
Total Oxford direct to consumer locations	309	292	290	221

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2023 COMPARED TO THIRD QUARTER OF FISCAL 2022

The discussion and tables below compare our statements of operations for the Third Quarter of Fiscal 2023 to the Third Quarter of Fiscal 2022. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

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

	Third Quarter
	Fiscal 2023		Fiscal 2022		$ Change	% Change

Net sales	$326,630	100.0%	$313,033	100.0%	$13,597	4.3%
Cost of goods sold	121,211	37.1%	115,339	36.8%	5,872	5.1%
Gross profit	$205,419	62.9%	$197,694	63.2%	$7,725	3.9%
SG&A	194,822	59.6%	175,027	55.9%	19,795	11.3%
Royalties and other operating income	3,863	1.2%	4,648	1.5%	(785)	(16.9)%
Operating income	$14,460	4.4%	$27,315	8.7%	$(12,855)	(47.1)%
Interest expense, net	1,217	0.4%	698	0.2%	519	74.4%
Earnings before income taxes	$13,243	4.1%	$26,617	8.5%	$(13,374)	(50.2)%
Income tax expense	2,461	0.8%	6,951	2.2%	(4,490)	(64.6)%
Net earnings	$10,782	3.3%	$19,666	6.3%	$(8,884)	(45.2)%
Net earnings per diluted share	$0.68		$1.22		$(0.54)	(44.3)%
Weighted average shares outstanding - diluted	15,787		16,139		(352)	(2.2)%

Net Sales

	Third Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$170,144	$178,645	$(8,501)	(4.8)%
Lilly Pulitzer	76,290	84,053	(7,763)	(9.2)%
Johnny Was	49,105	22,661	26,444	NM %
Emerging Brands	31,155	26,912	4,243	15.8%
Corporate and Other	(64)	762	(826)	(108.4)%
Consolidated net sales	$326,630	$313,033	$13,597	4.3%

Consolidated net sales were $327 million in the Third Quarter of Fiscal 2023 compared to net sales of $313 million in the Third Quarter of Fiscal 2022. The 4% increase in net sales included (1) a $26 million increase in sales for Johnny Was, which we owned for six out of the thirteen weeks of the Third Quarter of Fiscal 2022, and (2) increased sales in Emerging Brands. These increases were partially offset by decreased sales in Tommy Bahama and Lilly Pulitzer.

The increase in net sales by distribution channel consisted of the following:

●	an increase in full-price e-commerce sales of $9 million, or 11%, including (1) an $11 million increase in Johnny Was, (2) a $2 million increase in Emerging Brands and (3) a $1 million increase in Tommy Bahama. These increases were partially offset by a $5 million decrease in Lilly Pulitzer;
●	an increase in full-price retail sales of $8 million, or 8%, including (1) a $10 million increase in Johnny Was, (2) a $2 million increase in Emerging Brands as we opened new retail locations and (3) a $1 million increase in Lilly Pulitzer. These increases were partially offset by a $5 million decrease in Tommy Bahama;
●	an increase in outlet sales of $2 million, or 13%, including (1) a $1 million increase in Tommy Bahama and (2) a $1 million increase in Johnny Was;

●	a decrease in Lilly Pulitzer e-commerce flash clearance sales of $3 million, or 10%;
●	a decrease in wholesale sales of $1 million, or 1%, including (1) a $4 million decrease in Tommy Bahama and (2) a $1 million decrease in Lilly Pulitzer. These decreases were partially offset by a $5 million increase in Johnny Was; and
●	a decrease in food and beverage sales of $1 million, or 3%.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	Third Quarter
	Fiscal 2023	Fiscal 2022
Retail	37%	36%
E-commerce	35%	34%
Food & beverage	7%	7%
Wholesale	21%	22%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales decreased $9 million, or 5%, in the Third Quarter of Fiscal 2023, with a decrease in (1) full-price retail sales of $5 million, or 8%, (2) wholesale sales of $4 million, or 11% and (3) food and beverage sales of $1 million, or 3%, primarily due to remodels of certain locations and the impact of the Maui wildfires. These decreases were partially offset by an increase in (1) outlet sales of $1 million, or 6%, and (2) e-commerce sales of $1 million, or 1%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Third Quarter
	Fiscal 2023	Fiscal 2022
Retail	45%	44%
E-commerce	21%	20%
Food & beverage	13%	13%
Wholesale	21%	23%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales decreased $8 million, or 9%, in the Third Quarter of Fiscal 2023, with a decrease in (1) full-price e-commerce sales of $5 million, or 19%, (2) e-commerce flash sales of $3 million, or 10% and (3) wholesale sales of $1 million, or 10%. These decreases were partially offset by an increase in retail sales of $1 million, or 3%. The increase in retail sales was partially driven by the participation of Lilly Pulitzer’s retail stores in the September 2023 flash clearance sale. Lilly Pulitzer’s retail stores did not participate in the flash sale during the Third Quarter of Fiscal 2022. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Third Quarter
	Fiscal 2023	Fiscal 2022
Retail	31%	27%
E-commerce	58%	62%
Wholesale	11%	11%
Total	100%	100%

Johnny Was:

Johnny Was net sales were $49 million in the Third Quarter of Fiscal 2023. We owned Johnny Was for six out of the thirteen weeks of the Third Quarter of Fiscal 2022. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	Third Quarter
	Fiscal 2023	Fiscal 2022
Retail	39%	38%
E-commerce	41%	41%
Wholesale	20%	21%
Total	100%	100%

Emerging Brands:

Emerging Brands net sales increased $4 million, or 16%, in the Third Quarter of Fiscal 2023 with increased sales in Southern Tide and Duck Head partially offset by decreased sales at TBBC. By distribution channel, the $4 million increase included increases of (1) $2 million, or 196%, in retail sales as we opened new retail locations and (2) $2 million, or 18%, in e-commerce sales. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	Third Quarter
	Fiscal 2023	Fiscal 2022
Retail	12%	5%
E-commerce	41%	40%
Wholesale	47%	55%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of net sales of our Lyons, Georgia distribution center business, our Oxford America business, which we exited in Fiscal 2022, and the elimination of any sales between operating groups.

Gross Profit

The tables below present gross profit by operating group and in total for the Third Quarter of Fiscal 2023 and the Third Quarter of Fiscal 2022, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Third Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$111,194	$115,641	$(4,447)	(3.8)%
Lilly Pulitzer	47,094	52,993	(5,899)	(11.1)%
Johnny Was	33,775	14,597	19,178	NM %
Emerging Brands	16,799	13,426	3,373	25.1%
Corporate and Other	(3,443)	1,037	(4,480)	NM %
Consolidated gross profit	$205,419	$197,694	$7,725	3.9%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,529	$(650)
Inventory step-up charge included in Johnny Was	$—	$1,376

	Third Quarter
	Fiscal 2023	Fiscal 2022
Tommy Bahama	65.4%	64.7%
Lilly Pulitzer	61.7%	63.0%
Johnny Was	68.8%	64.4%
Emerging Brands	53.9%	49.9%
Corporate and Other	NM %	NM %
Consolidated gross margin	62.9%	63.2%

The increased gross profit of 4% was primarily due to the 4% increase in net sales. The decreased gross margin included (1) a $4 million higher LIFO accounting charge in the Third Quarter of Fiscal 2023 compared to the Third Quarter of Fiscal 2022 and (2) full-price e-commerce sales representing a lower proportion of net sales in Lilly Pulitzer. These decreases were partially offset by (1) increased sales and higher gross margins in Johnny Was, (2) higher gross margin in Emerging Brands resulting from lower inventory markdowns, (3) lower freight costs and (4) the lack of the $1 million inventory step up charge in cost of goods sold related to the Johnny Was acquisition in the Third Quarter of Fiscal 2022.

Tommy Bahama:

The higher gross margin for Tommy Bahama was primarily due to (1) lower freight costs, (2) a change in sales mix with wholesale sales representing a smaller proportion of net sales and (3) increased outlet gross margins.

Lilly Pulitzer:

The lower gross margin for Lilly Pulitzer was primarily due to (1) full-price e-commerce sales representing a lower proportion of net sales, (2) increased e-commerce shipping costs and (3) higher loyalty reward discounts driven by the new loyalty program implemented in 2023. These decreases were partially offset by increased initial product margins.

Johnny Was:

Gross margin for the Third Quarter of Fiscal 2023 was 68.8% compared to 64.4% for the Third Quarter of Fiscal 2022. The Johnny Was gross profit and gross margin for the Third Quarter of 2022 was unfavorably impacted by the $1 million of incremental cost of goods sold resulting from the charge related to the step up of inventory to fair value at acquisition.

Emerging Brands:

The higher gross margin for Emerging Brands was primarily due to a change in sales mix with direct to consumer sales representing a larger proportion of net sales. This increase was partially offset by lower gross margin on wholesale sales due to off-price wholesale sales of previously marked down inventory representing a greater proportion of wholesale sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments and the gross profit of the Lyons, Georgia distribution center and Oxford America businesses. The primary driver for the decreased gross profit was the $4 million higher LIFO accounting charge. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	Third Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
SG&A	$194,822	$175,027	$19,795	11.3%
SG&A (as a % of net sales)	59.6%	55.9%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$3,463	$1,641
Transaction expenses and integration costs associated with the Johnny Was acquisition included in Corporate and Other	$—	$2,783

SG&A was $195 million in the Third Quarter of Fiscal 2023 compared to $175 million in the Third Quarter of Fiscal 2022, with approximately $18 million, or 93%, of the increase due to the SG&A of Johnny Was that we owned for six out of the thirteen weeks of the Third Quarter of Fiscal 2022. The 11% increase in total SG&A in the Third Quarter of Fiscal 2023 included the following, each of which includes the SG&A of Johnny Was: (1) increased employment costs of $10 million, primarily due to increased head count, pay rate increases and other employment cost increases, including in our direct to consumer and distribution center operations partially offset by lower incentive compensation amounts, (2) a $3 million increase in advertising expense, (3) a $3 million increase in occupancy expenses, (4) a $2 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (5) a $2 million increase in amortization of intangible assets and (6) a $2 million increase in depreciation expense. These increases were partially offset by a $4 million decrease in administrative expenses including professional fees, travel and other items.

Royalties and other operating income

	Third Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Royalties and other operating income	$3,863	$4,648	$(785)	(16.9)%

Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The decreased royalties and other operating income in the Third Quarter of Fiscal 2023 was primarily due to decreased royalty income in Tommy Bahama reflecting the lower sales of our licensing partners.

Operating income (loss)

	Third Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$12,097	$18,984	$(6,887)	(36.3)%
Lilly Pulitzer	6,769	12,688	(5,919)	(46.7)%
Johnny Was	935	117	818	NM %
Emerging Brands	3,709	3,729	(20)	(0.5)%
Corporate and Other	(9,050)	(8,203)	(847)	NM %
Consolidated operating income	$14,460	$27,315	$(12,855)	(47.1)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,529	$(650)
Inventory step-up charge included in Johnny Was	$—	$1,376
Amortization of Johnny Was intangible assets	$3,463	$1,641
Transaction expenses and integration costs associated with the Johnny Was acquisition included in Corporate and Other	$—	$2,783

Operating income was $14 million in the Third Quarter of Fiscal 2023 compared to $27 million in the Third Quarter of Fiscal 2022. The decreased operating income included (1) lower operating income in Tommy Bahama, Lilly Pulitzer, and Emerging Brands and (2) a higher operating loss in Corporate and Other. These decreases were partially offset by the increased operating income of Johnny Was. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Third Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$170,144	$178,645	$(8,501)	(4.8)%
Gross profit	$111,194	$115,641	$(4,447)	(3.8)%
Gross margin	65.4%	64.7%
Operating income	$12,097	$18,984	$(6,887)	(36.3)%
Operating income as % of net sales	7.1%	10.6%

The decreased operating income for Tommy Bahama was due to (1) decreased net sales, (2) increased SG&A and (3) lower royalty income. These decreases were partially offset by higher gross margin. The increased SG&A was primarily due to $3 million in increased employment costs. This increase was partially offset by decreases in advertising expenses, variable expenses and administrative expenses including professional fees, travel and other items.

Lilly Pulitzer:

	Third Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$76,290	$84,053	$(7,763)	(9.2)%
Gross profit	$47,094	$52,993	$(5,899)	(11.1)%
Gross margin	61.7%	63.0%
Operating income	$6,769	$12,688	$(5,919)	(46.7)%
Operating income as % of net sales	8.9%	15.1%

The decreased operating income for Lilly Pulitzer was due to (1) decreased net sales, (2) lower gross margin and (3) lower royalty income. SG&A was comparable in the Third Quarter of 2023 and the Third Quarter of 2022 with a $1 million decrease in administrative expenses including professional fees, travel and other items offset by a $1 million increase in depreciation expenses.

Johnny Was:

	Third Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$49,105	$22,661	$26,444	NM	%
Gross profit	$33,775	$14,597	$19,178	NM	%
Gross margin	68.8%	64.4%
Operating income	$935	$117	$818	NM	%
Operating income as % of net sales	1.9%	0.5%
Notable items included in amounts above:
Inventory step-up charge included in Johnny Was	$—	$1,376
Amortization of Johnny Was intangible assets	$3,463	$1,641

Operating income for the Third Quarter of Fiscal 2023 includes $3 million of amortization of intangible assets associated with the acquired operations of Johnny Was. In the Third Quarter of Fiscal 2022, the acquired operations of Johnny Was were negatively impacted by (1) $2 million of amortization of intangible assets and (2) $1 million of inventory step-up charges resulting from the acquisition.

Emerging Brands:

	Third Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$31,155	$26,912	$4,243	15.8%
Gross profit	$16,799	$13,426	$3,373	25.1%
Gross margin	53.9%	49.9%
Operating income	$3,709	$3,729	$(20)	(0.5)%
Operating income as % of net sales	11.9%	13.9%

The comparable operating income for Emerging Brands was primarily due to increased SG&A partially offset by higher sales and gross margin. The increased SG&A included (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs and administrative expenses, (2) higher advertising expense and (3) increased variable expenses resulting from increased sales.

Corporate and Other:

	Third Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$(64)	$762	$(826)	(108.4)%
Gross profit	$(3,443)	$1,037	$(4,480)	NM	%
Operating loss	$(9,050)	$(8,203)	$(847)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,529	$(650)
Transaction expenses and integration costs associated with the Johnny Was acquisition	$—	$2,783

The increased operating loss in Corporate and Other was primarily a result of a higher net LIFO accounting charge in the Third Quarter of Fiscal 2023. The higher LIFO accounting charge was partially offset by lower SG&A, including decreased incentive compensation amounts. The Third Quarter of Fiscal 2022 also included $3 million of transaction expenses and integration costs associated with the Johnny Was acquisition.

Interest expense, net

	Third Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Interest expense, net	$1,217	$698	$519	74.4%

The higher interest expense in the Third Quarter of Fiscal 2023 was primarily due to a higher average outstanding debt balance during the Third Quarter of Fiscal 2023 than the Third Quarter of Fiscal 2022. We utilized debt to fund a portion of the Johnny Was acquisition on September 19, 2022. There was no debt outstanding in the Third Quarter of Fiscal 2022 prior to the acquisition of Johnny Was.

Income tax

	Third Quarter
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Income tax expense	$2,461	$6,951	$(4,490)	(64.6)%
Effective tax rate	18.6%	26.1%

For the Third Quarter of Fiscal 2023, our effective income tax rate was 18.6%, which is lower than a more typical annual effective tax rate of approximately 25% primarily due to the favorable utilization of research and development tax credits and adjustments to the US taxation on foreign earnings. For the Third Quarter of Fiscal 2022, our effective income tax rate was 26.1%. Due to the lower earnings during our third quarters as compared to our other fiscal quarters, certain discrete or other items we recognize in the third quarter may have a more pronounced impact resulting in the effective tax rate of the third quarter not being indicative of the effective tax rate for the full fiscal year.

Net earnings

	Third Quarter
	Fiscal 2023	Fiscal 2022
Net sales	$326,630	$313,033
Operating income	$14,460	$27,315
Net earnings	$10,782	$19,666
Net earnings per diluted share	$0.68	$1.22
Weighted average shares outstanding - diluted	15,787	16,139

Net earnings per diluted share were $0.68 in the Third Quarter of Fiscal 2023 compared to $1.22 in the Third Quarter of Fiscal 2022 reflecting (1) increased SG&A, (2) decreased gross margin, (3) increased interest expense and (4) decreased royalties and other operating income. These decreases were partially offset by (1) higher sales, (2) a decreased effective income tax rate and (3) share repurchases as noted above.

FIRST NINE MONTHS OF FISCAL 2023 COMPARED TO FIRST NINE MONTHS OF FISCAL 2022

The discussion and tables below compare our statements of operations for the First Nine Months of Fiscal 2023 and the First Nine Months of Fiscal 2022. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

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

	First Nine Months
	Fiscal 2023		Fiscal 2022		$ Change	% Change
Net sales	$1,167,046	100.0%	$1,029,044	100.0%	$138,002	13.4%
Cost of goods sold	417,769	35.8%	372,824	36.2%	44,945	12.1%
Gross profit	$749,277	64.2%	$656,220	63.8%	$93,057	14.2%
SG&A	603,202	51.7%	495,574	48.2%	107,628	21.7%
Royalties and other operating income	16,360	1.4%	18,018	1.8%	(1,658)	(9.2)%
Operating income	$162,435	13.9%	$178,664	17.4%	$(16,229)	(9.1)%
Interest expense, net	4,856	0.4%	1,214	0.1%	3,642	300.0%
Earnings before income taxes	$157,579	13.5%	$177,450	17.2%	$(19,871)	(11.2)%
Income tax expense	36,806	3.2%	43,764	4.3%	(6,958)	(15.9)%
Net earnings	$120,773	10.3%	$133,686	13.0%	$(12,913)	(9.7)%
Net earnings per diluted share	$7.57		$8.19		$(0.62)	(7.6)%
Weighted average shares outstanding - diluted	15,947		16,333		(386)	(2.4)%

Net Sales

	First Nine Months
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$655,022	$650,677	$4,345	0.7%
Lilly Pulitzer	265,089	264,763	326	0.1%
Johnny Was	150,619	22,661	127,958	NM %
Emerging Brands	96,726	88,588	8,138	9.2%
Corporate and Other	(410)	2,355	(2,765)	(117.4)%
Consolidated net sales	$1,167,046	$1,029,044	$138,002	13.4%

Consolidated net sales were $1,167 million in the First Nine Months of Fiscal 2023 compared to net sales of $1,029 million in the First Nine Months of Fiscal 2022. The 13% increase in net sales included (1) a $128 million increase in sales for Johnny Was, which was acquired during the Third Quarter of Fiscal 2022, and (2) increases in each operating group.

The increase in net sales by distribution channel consisted of the following:

●	an increase in full-price e-commerce sales of $63 million, or 22%, including (1) a $52 million increase in e-commerce sales in Johnny Was, (2) a $5 million increase in Tommy Bahama and (3) a $6 million increase in Emerging Brands;
●	an increase in full-price retail sales of $42 million, or 12%, including (1) a $45 million increase in retail sales in Johnny Was and (2) a $5 million increase in Emerging Brands as we opened new retail locations. These increases were partially offset by (1) a $7 million decrease in Tommy Bahama and (2) a $1 million decrease in Lilly Pulitzer;
●	an increase in wholesale sales of $21 million, or 10%, including (1) a $28 million increase in wholesale sales in Johnny Was and (2) a $2 million increase in Tommy Bahama. These increases were partially offset by (1) a $5 million decrease in Lilly Pulitzer and (2) a $3 million decrease in Emerging Brands;
●	an increase in Lilly Pulitzer e-commerce flash clearance sales of $6 million, or 17%;
●	an increase in outlet sales of $5 million, or 10%, including (1) a $3 million increase in outlet sales in Johnny Was and (2) a $2 million increase in Tommy Bahama; and

●	an increase in food and beverage sales of $3 million, or 3%.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Nine Months
	Fiscal 2023	Fiscal 2022
Retail	38%	39%
E-commerce	34%	31%
Food & beverage	7%	8%
Wholesale	21%	21%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales increased $4 million, or 1%, in the First Nine Months of Fiscal 2023, with an increase in (1) e-commerce sales of $5 million, or 3%, (2) food and beverage sales of $3 million, or 3%, (3) wholesale sales of $2 million, or 2%, and (4) outlet sales of $2 million, or 4%. These increases were partially offset by a decrease in full-price retail sales of $7 million, or 3%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Nine Months
	Fiscal 2023	Fiscal 2022
Retail	45%	46%
E-commerce	23%	23%
Food & beverage	13%	12%
Wholesale	19%	19%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales in the First Nine Months of Fiscal 2023 were comparable to the First Nine Months of Fiscal 2022. Increases included (1) e-commerce flash clearance sales of $6 million, or 17%, and (2) increased full-price e-commerce sales. These increases were partially offset by decreased (1) wholesale sales of $5 million, or 11% and (2) retail sales of $1 million, or 1%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Nine Months
	Fiscal 2023	Fiscal 2022
Retail	34%	34%
E-commerce	51%	49%
Wholesale	15%	17%
Total	100%	100%

Johnny Was:

Johnny Was net sales were $151 million during the First Nine Months of Fiscal 2023. We owned Johnny Was for six out of the thirty-nine weeks of the First Nine Months of Fiscal 2022. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	First Nine Months
	Fiscal 2023	Fiscal 2022
Retail	38%	38%
E-commerce	40%	41%
Wholesale	22%	21%
Total	100%	100%

Emerging Brands:

Emerging Brands net sales increased $8 million, or 9%, in the First Nine Months of Fiscal 2023 with increased sales in all brands. By distribution channel, the $8 million increase included increases of (1) $6 million, or 17%, in e-commerce and (2) $5 million, or 114%, in retail sales as we opened new retail locations. These increases were partially offset by a $3 million, or 6%, decrease in wholesale sales that includes the impact of the acquisition and conversion of three former Southern Tide Signature Store operations to company owned retail stores. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Nine Months
	Fiscal 2023	Fiscal 2022
Retail	10%	5%
E-commerce	42%	39%
Wholesale	48%	56%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of net sales of our Lyons, Georgia distribution center business, our Oxford America business, which we exited in Fiscal 2022, and the elimination of any sales between operating groups.

Gross Profit

The tables below present gross profit by operating group and in total for the First Nine Months of Fiscal 2023 and the First Nine Months of Fiscal 2022, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Nine Months
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$424,730	$419,781	$4,949	1.2%
Lilly Pulitzer	178,489	179,841	(1,352)	(0.8)%
Johnny Was	103,285	14,597	88,688	NM %
Emerging Brands	48,224	43,901	4,323	9.8%
Corporate and Other	(5,451)	(1,900)	(3,551)	NM %
Consolidated gross profit	$749,277	$656,220	$93,057	14.2%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$6,287	$3,087
Inventory step-up charge included in Johnny Was	$—	$1,376

	First Nine Months
	Fiscal 2023	Fiscal 2022
Tommy Bahama	64.8%	64.5%
Lilly Pulitzer	67.3%	67.9%
Johnny Was	68.6%	64.4%
Emerging Brands	49.9%	49.6%
Corporate and Other	NM %	NM %
Consolidated gross margin	64.2%	63.8%

The increased gross profit of 14% was primarily due to the 13% increase in net sales as well as increased consolidated gross margin. The higher gross margin included (1) the 68.6% gross margin of Johnny Was, (2) reduced freight costs, (3) improved initial product margins, as certain sales prices were increased more than the increased product costs during the last year and (4) the lack of the $1 million inventory step up charge in cost of goods sold related to the Johnny Was acquisition in the First Nine Months of Fiscal 2022. These increases were partially offset by (1) increased e-commerce flash clearance sales in Lilly Pulitzer, (2) increased sales during the loyalty award, Flip Side marketing, and end of season clearance events in Tommy Bahama and (3) $3 million in higher LIFO accounting charges in the First Nine Months of Fiscal 2023 compared to the First Nine Months of Fiscal 2022.

Tommy Bahama:

The higher gross margin for Tommy Bahama was primarily due to (1) reduced freight costs and (2) improved initial product margins. These increases were partially offset by increased sales during the loyalty award, Flip Side marketing, and end of season clearance events in Tommy Bahama.

Lilly Pulitzer:

The lower gross margin for Lilly Pulitzer was primarily due to a change in sales mix with flash clearance sales representing a larger proportion of net sales. This decrease was partially offset by (1) an increase in initial product margins, (2) a change in sales mix with wholesale sales representing a lower proportion of Lilly Pulitzer net sales and (3) lower freight costs.

Johnny Was:

Gross margin for the First Nine Months of Fiscal 2023 was 68.6%.

Emerging Brands:

The higher gross margin for Emerging Brands was primarily due to a change in sales mix with direct to consumer sales representing a greater proportion of net sales. This increase was partially offset by lower gross margin on wholesale sales due to off-price wholesale sales of previously marked down inventory representing a greater proportion of wholesale sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments, which was a charge of $6 million and $3 million in the First Nine Months of Fiscal 2023 and the First Nine Months of Fiscal 2022, respectively, and the gross profit of the Lyons, Georgia distribution center and Oxford America businesses. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	First Nine Months
	Fiscal 2023	Fiscal 2022	$ Change	% Change
SG&A	$603,202	$495,574	$107,628	21.7%
SG&A (as a % of net sales)	51.7%	48.2%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$10,389	$1,641
Transaction expenses and integration costs associated with the Johnny Was acquisition included in Corporate and Other	$—	$2,783

SG&A was $603 million in the First Nine Months of Fiscal 2023 compared to $496 million in the First Nine Months of Fiscal 2022, with approximately $82 million, or 76%, of the increase due to the SG&A of Johnny Was. The 22% increase in total SG&A in the First Nine Months of Fiscal 2023 included the following, each of which includes the SG&A of Johnny Was: (1) increased employment costs of $35 million, primarily due to increased head count, pay rate increases and other employment cost increases, including in our direct to consumer and distribution center operations partially offset by lower incentive compensation amounts, (2) a $22 million increase in advertising expense, (3) a $15 million increase in occupancy expenses, (4) a $14 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expenses, (5) a $9 million increase in amortization of intangible assets primarily due to the acquisition of Johnny Was in the Third Quarter of Fiscal 2022, (6) a $7 million increase in administrative expenses including professional fees, travel and other items and (7) a $4 million increase in depreciation expense.

Royalties and other operating income

	First Nine Months
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Royalties and other operating income	$16,360	$18,018	$(1,658)	(9.2)%
Notable items included in amounts above:
Gain on sale of Merida manufacturing facility	$(1,756)	$—

Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The decreased royalties and other operating income in the First Nine Months of Fiscal 2023 was primarily due to decreased royalty income in Tommy Bahama reflecting the lower sales of our licensing partners. This decrease was partially offset by a $2 million gain recorded in the First Nine Months of Fiscal 2023 on the sale of the

Merida manufacturing facility in Mexico previously operated by our Lanier Apparel operating group, which we exited in Fiscal 2021.

Operating income (loss)

	First Nine Months
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$118,655	$130,508	$(11,853)	(9.1)%
Lilly Pulitzer	49,851	60,358	(10,507)	(17.4)%
Johnny Was	7,266	117	7,149	NM %
Emerging Brands	10,650	15,456	(4,806)	(31.1)%
Corporate and Other	(23,987)	(27,775)	3,788	NM %
Consolidated operating income	$162,435	$178,664	$(16,229)	(9.1)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$6,287	$3,087
Inventory step-up charge included in Johnny Was	$—	$1,376
Amortization of Johnny Was intangible assets	$10,389	$1,641
Transaction expenses and integration costs associated with the Johnny Was acquisition included in Corporate and Other	$—	$2,783
Gain on sale of Merida manufacturing facility	$(1,756)	$—

Operating income was $162 million in the First Nine Months of Fiscal 2023 compared to $179 million in the First Nine Months of Fiscal 2022. The decreased operating income included lower operating income in Tommy Bahama, Lilly Pulitzer and Emerging Brands. These decreases were partially offset by (1) the operating income of Johnny Was and (2) a lower operating loss in Corporate and Other.

Tommy Bahama:

	First Nine Months
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$655,022	$650,677	$4,345	0.7%
Gross profit	$424,730	$419,781	$4,949	1.2%
Gross margin	64.8%	64.5%
Operating income	$118,655	$130,508	$(11,853)	(9.1)%
Operating income as % of net sales	18.1%	20.1%

The decreased operating income for Tommy Bahama was primarily due to (1) increased SG&A and (2) lower royalty income. These decreases were partially offset by higher sales and gross margin. The increased SG&A was primarily due to (1) $9 million of increased employment costs, (2) a $3 million increase in advertising expense, (3) $2 million of increased variable expenses and (4) a $2 million increase in occupancy expenses. These increases were partially offset by a $1 million decrease in administrative expenses including professional fees, travel and other items.

Lilly Pulitzer:

	First Nine Months
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$265,089	$264,763	$326	0.1%
Gross profit	$178,489	$179,841	$(1,352)	(0.8)%
Gross margin	67.3%	67.9%
Operating income	$49,851	$60,358	$(10,507)	(17.4)%
Operating income as % of net sales	18.8%	22.8%

The decreased operating income for Lilly Pulitzer was due to (1) increased SG&A and (2) lower gross margin. The increased SG&A was primarily due to (1) $2 million in increased advertising expense, (2) $2 million of increased employment costs, (3) $2 million of increased variable expenses and (4) $2 million of increased depreciation.

Johnny Was:

	First Nine Months
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$150,619	$22,661	$127,958	NM	%
Gross profit	$103,285	$14,597	$88,688	NM	%
Gross margin	68.6%	64.4%
Operating income	$7,266	$117	$7,149	NM	%
Operating income as % of net sales	4.8%	0.5%
Notable items included in amounts above:
Inventory step-up charge included in Johnny Was	$—	$1,376
Amortization of Johnny Was intangible assets	$10,389	$1,641

Operating income for the First Nine Months of Fiscal 2023 represents the acquired operations of Johnny Was that were negatively impacted by (1) $10 million of amortization of intangible assets and (2) $1 million of costs associated with the implementation of a new e-commerce platform.

Emerging Brands:

	First Nine Months
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$96,726	$88,588	$8,138	9.2%
Gross profit	$48,224	$43,901	$4,323	9.8%
Gross margin	49.9%	49.6%
Operating income	$10,650	$15,456	$(4,806)	(31.1)%
Operating income as % of net sales	11.0%	17.4%

The decreased operating income for Emerging Brands was due to increased SG&A. This decrease was partially offset by (1) higher sales and (2) higher gross margin. The increased SG&A included (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs and administrative expenses, (2) higher advertising expense and (3) increased variable expenses resulting from increased sales.

Corporate and Other:

	First Nine Months
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$(410)	$2,355	$(2,765)	(117.4)%
Gross profit	$(5,451)	$(1,900)	$(3,551)	NM	%
Operating loss	$(23,987)	$(27,775)	$3,788	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$6,287	$3,087
Transaction expenses and integration costs associated with the Johnny Was acquisition	$—	$2,783
Gain on sale of Merida manufacturing facility	$(1,756)	$—

The improved operating results in Corporate and Other were primarily a result of (1) decreased SG&A, including decreased incentive compensation amounts and (2) a $2 million gain on the sale of the Merida manufacturing facility in Mexico. The First Nine Months of Fiscal 2022 also included $3 million of transaction expenses and integration costs associated with the Johnny Was acquisition. These increases were partially offset by a higher net LIFO accounting charge in the First Nine Months of Fiscal 2023 relative to the First Nine Months of Fiscal 2022.

Interest expense, net

	First Nine Months
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Interest expense, net	$4,856	$1,214	$3,642	300.0%

The higher interest expense in the First Nine Months of Fiscal 2023 was primarily due to a higher average outstanding debt balance during the First Nine Months of Fiscal 2023 than the First Nine Months of Fiscal 2022. We utilized debt to fund a portion of the Johnny Was acquisition on September 19, 2022. There was no debt outstanding in Fiscal 2022 prior to the acquisition of Johnny Was.

Income tax

	First Nine Months
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Income tax expense	$36,806	$43,764	$(6,958)	(15.9)%
Effective tax rate	23.4%	24.7%

Both the First Nine Months of Fiscal 2023 and the First Nine Months of Fiscal 2022 benefited from the net favorable impact of certain items that resulted in a lower effective tax rate than the more typical annual effective tax rate of approximately 25%.

The income tax expense in the First Nine Months of Fiscal 2023 included the benefit of the vesting of restricted stock awards at a price higher than the grant date fair value and the favorable utilization of research and development tax credits and adjustments to the US taxation on foreign earnings. The First Nine Months of Fiscal 2022 benefited from the utilization of certain net operating loss carryforward amounts in certain state and foreign jurisdictions and certain other items.

Net earnings

	First Nine Months
	Fiscal 2023	Fiscal 2022
Net sales	$1,167,046	$1,029,044
Operating income	$162,435	$178,664
Net earnings	$120,773	$133,686
Net earnings per diluted share	$7.57	$8.19
Weighted average shares outstanding - diluted	15,947	16,333

Net earnings per diluted share were $7.57 in the First Nine Months of Fiscal 2023 compared to $8.19 in the First Nine Months of Fiscal 2022 reflecting the (1) increased SG&A, (2) increased interest expense and (3) decreased royalties and other operating income. These decreases were partially offset by (1) higher sales and gross margin, (2) a decreased effective income tax rate and (3) share repurchases as noted above.

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

Working Capital

	October 28,	January 28,	October 29,	January 29,
($ in thousands)	2023	2023	2022	2022
Total current assets	$291,379	$330,463	$299,495	$400,335
Total current liabilities	$212,512	$269,639	$230,395	$226,166
Working capital	$78,867	$60,824	$69,100	$174,169
Working capital ratio	1.37	1.23	1.30	1.77

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of October 28, 2023, decreased from October 29, 2022 primarily due to (1) decreased inventories of $14 million, (2) decreased cash and cash equivalents of $7 million and (3) decreased receivables of $2 million. These decreases were partially offset by an increase in prepaid expenses and other current assets of $16 million. Current liabilities as of October 28, 2023 decreased from October 29, 2022 primarily due to (1) decreased accrued incentive compensation of $14 million and (2) decreased accounts payable of $4 million.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of October 28, 2023 as compared to October 29, 2022.

Current Assets:

	October 28,	January 28,	October 29,	January 29,
	2023	2023	2022	2022
Cash and cash equivalents	$7,879	$8,826	$14,976	$44,859
Short-term investments	—	—	—	164,890
Receivables, net	60,101	43,986	62,230	31,588
Inventories, net	157,524	220,138	171,639	117,709
Income tax receivable	19,454	19,440	19,740	19,728
Prepaid expenses and other current assets	46,421	38,073	30,910	21,561
Total current assets	$291,379	$330,463	$299,495	$400,335

Cash and cash equivalents were $8 million as of October 28, 2023, compared to $15 million as of October 29, 2022. The cash and cash equivalents balance as of October 28, 2023 represents typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement. The cash and cash equivalents balance as of October 29, 2022 included cash balances acquired during the acquisition of Johnny Was on September 19, 2022.

The decreased receivables, net as of October 28, 2023, was primarily due to lower wholesale trade receivables primarily resulting from lower wholesale sales in Tommy Bahama and Lilly Pulitzer in the Third Quarter of Fiscal 2023.

Inventories, net, included a $79 million and $75 million LIFO reserve as of October 28, 2023, and October 29, 2022, respectively. Inventories decreased in all operating groups primarily due to continuing initiatives to focus on closely managing inventory purchases and reducing on-hand inventory levels. We believe that inventory levels in all operating groups are appropriate to support anticipated sales plans.

The increase in prepaid expenses and other current assets as of October 28, 2023 was primarily due to an increase in prepaid taxes resulting from the timing of tax payments.

Non-current Assets:

	October 28,	January 28,	October 29,	January 29,
	2023	2023	2022	2022
Property and equipment, net	$188,686	$177,584	$173,391	$152,447
Intangible assets, net	273,444	283,845	287,626	155,307
Goodwill	124,230	120,498	116,268	23,869
Operating lease assets	246,399	240,690	237,078	195,100
Other assets, net	38,018	35,585	26,459	30,584
Total non-current assets	$870,777	$858,202	$840,822	$557,307

Property and equipment, net as of October 28, 2023, increased primarily due to the capital expenditures exceeding depreciation during the 12 months ended October 28, 2023.

Intangible assets, net as of October 28, 2023, decreased primarily due to the amortization of intangible assets acquired in the acquisition of Johnny Was. Goodwill increased due to measurement period adjustments related to the acquisition of Johnny Was and the acquisition of three former Southern Tide signature stores.

Operating lease assets as of October 28, 2023, increased primarily due to the addition of new leased locations, or the extension of existing leased locations, exceeding the recognition of amortization related to existing operating leases and the termination or reduced term of certain operating leases. The increase in other assets, net as of October 28, 2023, was primarily due to an increase in equity investments in unconsolidated entities including the $8 million investment in Fiscal 2022 in the entity that owns the Tommy Bahama resort.

Liabilities:

	October 28,	January 28,	October 29,	January 29,
	2023	2023	2022	2022
Total current liabilities	$212,512	$269,639	$230,395	$226,166
Long-term debt	66,219	119,011	130,449	—
Non-current portion of operating lease liabilities	226,238	220,709	225,921	199,488
Other non-current liabilities	20,675	20,055	18,058	21,413
Deferred income taxes	9,399	2,981	2,455	2,911
Total liabilities	$535,043	$632,395	$607,278	$449,978

Current liabilities decreased as of October 28, 2023 primarily due to decreases in accrued incentive compensation and decreases in accounts payable, which was primarily due to decreased payables associated with lower inventory in transit. The reduction in long-term debt was the result of continuing initiatives to pay down our long-term debt balance. Deferred income taxes increased as of October 28, 2023 due to timing differences related to property and equipment and lease related liabilities.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Nine Months of Fiscal 2023 and the First Nine Months of Fiscal 2022 (in thousands):

	First Nine Months
	Fiscal 2023	Fiscal 2022
Cash provided by operating activities	$169,398	$86,255
Cash used in investing activities	(55,724)	(129,700)
Cash used in (provided by) financing activities	(114,416)	13,160
Net change in cash and cash equivalents	$(742)	$(30,285)

Changes in cash flows in the First Nine Months of Fiscal 2023 and the First Nine Months of Fiscal 2022 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Nine Months of Fiscal 2023 and the First Nine Months of Fiscal 2022, operating activities provided $169 million and $86 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization of intangible assets, equity-based compensation, gain on sale of assets, and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities.

In the First Nine Months of Fiscal 2023, the net change in operating assets and liabilities was primarily due to a decrease in inventories that increased cash flow from operations, partially offset by a decrease in current liabilities and an increase in receivables that decreased cash flow from operations. In the First Nine Months of Fiscal 2022, the net change in operating assets and liabilities was primarily due to an increase in inventories and receivables and a decrease in current liabilities that decreased cash flow from operations.

Investing Activities:

In the First Nine Months of Fiscal 2023 and the First Nine Months of Fiscal 2022, investing activities used $56 million and $130 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $54 million and $32 million in the First Nine Months of Fiscal 2023 and the First Nine Months of Fiscal 2022, respectively. In addition to our capital expenditures in the First Nine Months of Fiscal 2023, we paid $3 million in the aggregate for a working capital settlement associated with the acquisition of Johnny Was and the acquisition of three former Southern Tide Signature Stores. We also received $2 million from the sale of the Merida manufacturing facility in Mexico. During the First Nine Months of Fiscal 2022, we paid $264 million for the September 19, 2022 acquisition of Johnny Was and also converted $165 million of short-term investments into cash to fund a portion of the acquisition.

On an ongoing basis, our cash flow used in investing activities is expected to primarily consist of our capital expenditure investments in (1) direct to consumer operations, including opening, relocating and remodeling locations, (2) facilities enhancements for distribution centers and offices and (3) information technology initiatives, including e-commerce capabilities.

Financing Activities:

In the First Nine Months of Fiscal 2023 and the First Nine Months of Fiscal 2022, financing activities used $114 million and provided $13 million of cash, respectively. In the First Nine Months of Fiscal 2023, we repurchased $30 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and equity awards in respect of employee tax withholding liabilities; paid $31 million of dividends; and paid $2 million in deferred financing costs associated with the amendment of the Revolving Credit Agreement. In the First Nine Months of Fiscal 2022, we repurchased $90 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and of equity awards in respect of employee tax withholding liabilities; paid $27 million of dividends; and paid $2 million of contingent consideration for the final contingent consideration payment related to the TBBC acquisition.

If net cash requirements are less than our net cash flows, we may repay amounts outstanding on our Revolving Credit Agreement, if any, consistent with our net repayment of $53 million of long-term debt in the First Nine Months of Fiscal 2023. Alternatively, to the extent we are in a net debt position, and our net cash requirements exceed our net cash flows, we may borrow amounts from our Revolving Credit Agreement.

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

Our cash and debt, as well as availability, levels in future periods will not be comparable to historical amounts, particularly after the completion of the acquisition of Johnny Was in September 2022. We anticipate our debt will be further reduced during the Fourth Quarter of Fiscal 2023 following the reduction of long-term debt by $53 million in the First Nine Months of Fiscal 2023. Further, we continue to assess, and may possibly make changes to, our capital structure, which we may achieve by borrowing from additional credit facilities, selling debt or equity securities or repurchasing additional shares of our stock in the future. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

$325 Million Revolving Credit Agreement

On March 6, 2023, we amended the Revolving Credit Agreement to, among other things, mature in March 2028. As of October 28, 2023, we had borrowings of $66 million, issued standby letters of credit of $6 million, and availability of $253 million under the Revolving Credit Agreement.

Pursuant to the Revolving Credit Agreement, the interest rate applicable to our borrowings under the Revolving Credit Agreement are based on either the Term Secured Overnight Financing Rate plus an applicable margin of 135 to 185 basis points or prime plus an applicable margin of 25 to 75 basis points.

The Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 7% as of October 28, 2023), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

The Revolving Credit Agreement is subject to several affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance requirements and conduct of business. Also, the Revolving Credit Agreement is subject to certain negative covenants or other restrictions including, among other things, limitations on our ability to (1) incur debt, (2) guaranty certain obligations, (3) incur liens, (4) pay dividends to shareholders, (5) repurchase shares of our common stock, (6) make investments, (7) sell assets or stock of subsidiaries, (8) acquire assets or businesses, (9) merge or consolidate with other companies or (10) prepay, retire, repurchase or redeem debt.

Additionally, the Revolving Credit Agreement contains a financial covenant that applies only if excess availability under the agreement for three consecutive business days is less than the greater of (1) $23.5 million or (2) 10% of availability. In such a case, our fixed charge coverage ratio as defined in the Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained excess availability under the Revolving Credit Agreement of more than the greater of (1) $23.5 million or (2) 10% of availability for 30 consecutive days.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the Revolving Credit Agreement. During Fiscal 2023 and as of October 28, 2023, no financial covenant testing was required pursuant to our Revolving Credit Agreement or the Prior Credit Agreement, as applicable, as the minimum availability threshold was met at all times. As of October 28, 2023, we were compliant with all applicable covenants related to the Revolving Credit Agreement.

Operating Lease Commitments:

Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of October 28, 2023.

Dividends:

On December 4, 2023, our Board of Directors approved a cash dividend of $0.65 per share payable on February 2, 2024 to shareholders of record as of the close of business on January 19, 2024. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends.

Capital Expenditures:

Our anticipated capital expenditures for Fiscal 2023, including the $54 million incurred in the First Nine Months of Fiscal 2023, are expected to be approximately $80 million, as compared to $47 million for Fiscal 2022. The planned increase in capital expenditures includes spend associated with new brick and mortar locations and relocations and remodels of existing locations resulting in a year-over-year net increase of full price stores of approximately 25 by the end of Fiscal 2023. The spend associated with these brick and mortar locations represents about one-half of the planned capital expenditure amount for 2023. Additionally, we will continue with our investments in our various technology systems initiatives, including e-commerce and omnichannel capabilities, data management and analytics, customer data and insights, cybersecurity, automation including artificial intelligence and infrastructure. Finally, we anticipate spend associated with a multi-year Southeastern United States distribution center enhancement project to ensure best-in-class direct-to-consumer throughput capabilities for our brands.

Other Liquidity Items:

Our contractual obligations as of October 28, 2023 except for the decreased debt outstanding, as discussed above, have not changed materially from the contractual obligations outstanding at January 28, 2023, as disclosed in our Fiscal 2022 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2022 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the First Nine Months of Fiscal 2023. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2022 Form 10-K.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income in the First Nine Months of Fiscal 2023 is indicative of the expected proportion of amounts by quarter for future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2022 Form 10-K. There have not been any material changes in our exposure to these risks during the First Nine Months of Fiscal 2023 other than our decreased exposure to interest rates resulting from our decreased borrowings relative to January 28, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act during the Third Quarter of Fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the Third Quarter of Fiscal 2023, we did not make any unregistered sales of equity securities.
(c)	During the Third Quarter of Fiscal 2023, we repurchased the following shares of our common stock:

			Total Number of	Dollar Value
			Shares	(000s) of Shares
		Average	Purchased as	That May Yet be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased	Share	or Programs	Programs
August (7/30/23 - 8/26/23)	9,905	$106.84	9,905	$ 30,000
September (8/27/23 - 9/30/23)	-	$-	-	$ 30,000
October (10/1/23 - 10/28/23)	-	$-	-	$ 30,000
Total	9,905	$106.84	9,905	$ 30,000

On December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration.

Pursuant to the Board of Directors’ authorization, we entered into a $20 million open market stock repurchase program (Rule 10b5-1 plan) to acquire shares of our stock. During the Second Quarter of Fiscal 2023 and the Third Quarter of Fiscal 2023, we repurchased 186,000 and 10,000 shares, respectively, of our common stock for $19 million and $1 million, respectively. After considering the repurchases during the Third Quarter of Fiscal 2023, there was no amount remaining under the open market repurchase program and $30 million remaining under the Board of Directors’ authorization as of October 28, 2023.

Also, we have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in our Fiscal 2022 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. We repurchased $10 million of shares from employees during the Second Quarter of Fiscal 2023, with no such repurchases of shares from employees in the Third Quarter of Fiscal 2023.

ITEM 5. OTHER INFORMATION

During the Third Quarter of Fiscal 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

December 7, 2023	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)