Form 10-K
period 2024-02-03
OXFORD INDUSTRIES INC
filed 2024-04-01
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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

As of July 28, 2023, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $1,132,153,021. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant’s voting stock (based on Schedule 13G filings made as of or prior to July 28, 2023) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 29, 2024
Common Stock, $1 par value	15,629,222

Documents Incorporated by Reference

Portions of our proxy statement for our Annual Meeting of Shareholders to be held on June 25, 2024 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, demand for our products, which may be impacted by macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by inflationary pressures, elevated interest rates, concerns about the stability of the banking industry or general economic uncertainty, and the effectiveness of measures to mitigate the impact of these factors; competitive conditions and/or evolving consumer shopping patterns; acquisition activities (such as the acquisition of Johnny Was), including our ability to integrate key functions, recognize anticipated synergies and minimize related disruptions or distractions to our business as a result of these activities; supply chain disruptions; costs and availability of labor and freight deliveries, including our ability to appropriately staff our retail stores and food and beverage locations; costs of products as well as the raw materials used in those products, as well as our ability to pass along price increases to consumers; energy costs; our ability to respond to rapidly changing consumer expectations; unseasonal or extreme weather conditions or natural disasters, including the ultimate impact of the recent wildfires on the island of Maui; the ability of business partners, including suppliers, vendors, wholesale customers, licensees, logistics providers and landlords, to meet their obligations to us and/or continue our business relationship to the same degree as they have historically; retention of and disciplined execution by key management and other critical personnel; cybersecurity breaches and ransomware attacks, as well as our and our third party vendors’ ability to properly collect, use, manage and secure business, consumer and employee data and maintain continuity of our information technology systems; the effectiveness of our advertising initiatives in defining, launching and communicating brand-relevant customer experiences; the level of our indebtedness, including the risks associated with heightened interest rates on the debt and the potential impact on our ability to operate and expand our business; changes in international, federal or state tax, trade and other laws and regulations, including the potential imposition of additional duties; the timing of shipments requested by our wholesale customers; fluctuations and volatility in global financial and/or real estate markets; the timing and cost of retail store and food and beverage location openings and remodels, technology implementations and other capital expenditures; the timing, cost and successful implementation of changes to our distribution network; pandemics or other public health crises; expected outcomes of pending or potential litigation and regulatory actions; the increased consumer, employee and regulatory focus on corporate responsibility issues; the regulation or prohibition of goods sourced, or containing raw materials or components, from certain regions and our ability to evidence compliance; access to capital and/or credit markets; factors that could affect our consolidated effective tax rate; the risk of impairment to goodwill and other intangible assets; risks related to a shutdown of the US government; and geopolitical risks, including ongoing challenges between the United States and China and those related to the ongoing war in Ukraine, the Israel-Hamas war and the conflict in the Red Sea region. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance.

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

●	Our operations are dependent on the global supply chain, and the impact of supply chain constraints may adversely impact our business and operating results.
●	Any disruption or failure in our primary distribution facilities may materially adversely affect our business or operations.
●	Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.
●	Labor-related matters, including labor disputes, may adversely affect our operations.
●	Our geographic concentration exposes us to certain regional risks.
●	Our international operations, including foreign sourcing, result in an exposure to fluctuations in foreign currency exchange rates.
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
●

Any violation or perceived violation of our Supplier Code of Conduct or environmental and social compliance programs, including by our manufacturers or vendors, could have a material adverse effect on our brands.

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

States; and "TBBC" means The Beaufort Bonnet Company. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2025	52 weeks ending January 31, 2026
Fiscal 2024	52 weeks ending February 1, 2025
Fiscal 2023	53 weeks ended February 3, 2024
Fiscal 2022	52 weeks ended January 28, 2023
Fiscal 2021	52 weeks ended January 29, 2022
Fiscal 2020	52 weeks ended January 30, 2021
Fourth quarter Fiscal 2023	14 weeks ended February 3, 2024
Third quarter Fiscal 2023	13 weeks ended October 28, 2023
Second quarter Fiscal 2023	13 weeks ended July 29, 2023
First quarter Fiscal 2023	13 weeks ended April 29, 2023
Fourth quarter Fiscal 2022	13 weeks ended January 28, 2023
Third quarter Fiscal 2022	13 weeks ended October 29, 2022
Second quarter Fiscal 2022	13 weeks ended July 30, 2022
First quarter Fiscal 2022	13 weeks ended April 30, 2022

PART I

Item 1.   Business

BUSINESS AND PRODUCTS

Overview

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our portfolio of lifestyle brands: Tommy Bahama, Lilly Pulitzer, Johnny Was, Southern Tide, TBBC, Duck Head and Jack Rogers.

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

To further strengthen each lifestyle brand’s connections with consumers, we directly communicate through digital and print media on a regular basis with our loyal consumers, including the approximately 2.7 million who have transacted with us in the last year. We believe our ability to effectively communicate the images, lifestyle and products of our brands and create an emotional connection with consumers is critical to the success of our brands, as evidenced by our advertising which engages our consumers by conveying the lifestyle of the brand.

We believe the attraction of each of our lifestyle brands is a direct result of years of maintaining appropriate quality and design, and appropriately restricting the distribution of our products. We believe this approach to quality, design, distribution and communication has been critical in allowing us to achieve the current retail price points, high gross margins and success for our brands.

During Fiscal 2023, 80% of our consolidated net sales were through our direct to consumer channels of distribution, which consist of our brand specific full-price retail stores, e-commerce websites and outlets, as well as our Tommy Bahama food and beverage operations. During Fiscal 2023, the breakdown of our consolidated net sales by direct to consumer channel was as follows: e-commerce of $538 million, or 34%; full-price retail of $533 million, or 34%; food and beverage of $116 million, or 7%; and outlet operations of $73 million, or 5%. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a digital or physical setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands.

Our brand-specific e-commerce business continues to grow. Our e-commerce business is very profitable as we have a high gross margin on e-commerce sales that allow us to absorb any incremental picking, packing and freight expense associated with operating an e-commerce business and still maintain a high profit margin on e-commerce sales.

Our 278 full-price retail stores allow us the opportunity to carry a full line of current season merchandise, including apparel, accessories and other products, all presented in an aspirational brand-specific atmosphere. We believe that our full-price retail stores provide high visibility for our brands and products and allow us to stay close to the preferences of our consumers. Further, we believe that our presentation of products and our strategy to operate the full-price retail stores with limited in-store promotional activities enhance the value and reputation of our lifestyle brands and, in turn, strengthen our business and relationships with key wholesale customers. Approximately one-half of our full-price retail stores are located in warm weather resort or travel-to destinations and states. We believe there are still opportunities for new stores in both warmer and colder climates as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.

Additionally, our Tommy Bahama brand operates 22 food and beverage locations, including Marlin Bars and full-service restaurants, generally adjacent to a Tommy Bahama full-price retail store. These food and beverage locations provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience as well as attract new customers to the Tommy Bahama brand. Both Tommy Bahama and Johnny Was operate brand-specific outlet stores, which are typically utilized for end of season inventory clearance.

The remaining 20% of our net sales were generated through our wholesale distribution channels, which complement our direct to consumer operations, provide access to a larger base of consumers and generate high operating margins given the lower fixed costs associated with these operations. Our wholesale operations consist of sales of products bearing the trademarks of our lifestyle brands to various specialty stores, better department stores, multi-branded e-commerce retailers and other retailers.

At the same time, as we seek to maintain the integrity and continued success of our lifestyle brands by limiting promotional activity in our full-price retail stores and e-commerce websites, we intend to maintain controlled distribution with careful selection of the retailers through which we sell our products and generally target wholesale customers that follow a limited promotions approach. We continue to value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of our lifestyle brands within their stores.

Competitive Environment

We operate in a highly competitive apparel market that continues to evolve rapidly with the expanding application of technology to fashion retail. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands and retailers and capabilities by some competitors to offer same-day or next-day delivery of products to online consumers. As a result, consumers have more information and greater control over information they receive as well as broader, faster and cheaper access to goods than ever before. This is revolutionizing the way that consumers shop for fashion and other goods, which continues to be evidenced by weakness and store closures for certain department stores and mall-based retailers, uncertain consumer retail traffic patterns, a more promotional retail environment, expansion of off-price and discount retailers, and a shift from bricks and mortar to internet purchasing.

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

Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries due, in part, to apparel purchases often being more of a discretionary purchase. The current macroenvironment, with heightened concerns about continued inflation, a global economic recession, geopolitical issues, the availability and cost of credit and elevated interest rates for prolonged periods, is creating a complex and challenging retail environment, which may impact our businesses and exacerbate some of the inherent challenges to our operations.

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

We believe there are ample opportunities to expand the reach of each of our lifestyle brands in the future, including the opening of new direct to consumer locations, e-commerce growth and wholesale operations expansion. In order to expand the reach and maximize the success of each of our brands, we believe we must continue to invest in the lifestyle brands to take advantage of their long-term growth opportunities. We expect Fiscal 2024 will be a particularly heavy year for investment in capital expenditures and expect such investments to primarily be associated with a multi-year project to build a new distribution center in the Southeastern United States to ensure best-in-class direct-to-consumer throughput capabilities for our brands, direct to consumer location build-outs for new, relocated or remodeled locations, technology and related enhancements to support our direct to consumer operations and administrative office expenditures. In addition to our capital investments, we will continue to invest in our SG&A expense infrastructure, including people, technology, advertising and other resources. While we believe that our investments will generate long-term benefits, the investments are likely to have a short-term negative impact on our operating margin as it will take some time for the anticipated sales growth to absorb the incremental costs of these expenditures.

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

Operating Groups

We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Subsequent to our acquisition of Johnny Was, our business is organized as our Tommy Bahama, Lilly Pulitzer, Johnny Was and Emerging Brands operating groups. Operating results for periods prior to Fiscal 2022 also include the Lanier Apparel operating group, which we exited in Fiscal 2021. For additional information about each of our reportable operating groups as well as Corporate and Other, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 of our consolidated financial statements, each included in this report. The table below presents certain financial information about each of our operating groups, as well as Corporate and Other (in thousands).

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net Sales
Tommy Bahama	$898,807	$880,233	$724,305
Lilly Pulitzer	343,499	339,266	298,995
Johnny Was (1)	202,859	72,591	—
Emerging Brands	126,825	116,484	90,053
Lanier Apparel (2)	—	—	24,858
Corporate and Other	(515)	2,954	3,868
Consolidated net sales	$1,571,475	$1,411,528	1,142,079
Operating Income (Loss)
Tommy Bahama	$160,543	$172,761	$111,733
Lilly Pulitzer	56,110	67,098	63,601
Johnny Was (1)	(104,776)	(1,544)	—
Emerging Brands (3)	6,714	15,602	16,649
Lanier Apparel (2)	—	—	4,888
Corporate and Other (4)	(37,609)	(35,143)	(31,368)
Consolidated Operating Income	$80,982	$218,774	165,503

(1)	The Johnny Was business was acquired on September 19, 2022. Activities for Fiscal 2022 consist of 19 weeks of activity from the acquisition date through January 28, 2023. The operating loss for Johnny Was in Fiscal 2023 resulted from a $111 million impairment charge for goodwill and intangible assets.
(2)	In Fiscal 2021, we exited our Lanier Apparel business, which had been focused on moderately priced tailored clothing and related products. The Lanier Apparel exit is discussed in more detail in Note 12 of our consolidated financial statements included in this report.
(3)	The operating income for Emerging Brands in Fiscal 2023 included a $2 million impairment charge related to an unconsolidated entity.
(4)	The operating loss for Corporate and Other includes a last-in, first-out (“LIFO”) accounting charge of $10 million, $3 million and $16 million in Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. The operating loss for Corporate and Other in Fiscal 2022 also included $3 million of transaction expenses and integration costs associated with the Johnny Was acquisition. Fiscal 2021 also included a gain on sale of an unconsolidated entity of $12 million.

Tommy Bahama

Tommy Bahama designs, sources, markets and distributes men’s and women’s sportswear and related products. Tommy Bahama’s typical consumer is older than 45 years old, has a household annual income in excess of $100,000, lives in or travels to warm weather and resort locations and embraces a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as at better department stores, independent specialty stores and multi-branded e-commerce retailers. We also operate Tommy Bahama food and beverage locations and license the Tommy Bahama name for various product categories. During Fiscal 2023, 96% of Tommy Bahama’s sales were in the United States, with the remaining sales in Australia and Canada.

In Fiscal 2023, we increased Tommy Bahama’s sales by 2% to $899 million from $880 million in Fiscal 2022. Operating income decreased by 7% to $161 million, or 17.9% of sales, compared to $173 million, or 19.6% of sales, in Fiscal 2022, resulting primarily from our SG&A investments during Fiscal 2023. The operating income achieved in Fiscal 2023 and Fiscal 2022 is considerably higher than the 7.9% operating margin on $677 million of net sales generated in the last pre-pandemic year of Fiscal 2019. The significant improvement in operating margin reflects the results of important initiatives for us in recent years to increase the profitability of the Tommy Bahama operating group. Maintaining the significantly higher post-pandemic operating margin levels continues to be a focus area for the long-term prospects of the Tommy Bahama business.

Direct to Consumer Operations

A key component of our Tommy Bahama strategy is to operate retail stores, e-commerce websites and food and beverage concepts, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which the products are based. Our Tommy Bahama direct to consumer channels, which consist of full-price retail store, e-commerce, food and beverage and outlet store operations, in the aggregate, represented 83% of Tommy Bahama’s net sales in Fiscal 2023. Full-price retail store, e-commerce, food and beverage and outlet store net sales accounted for 37%, 25%, 13% and 8%, respectively, of Tommy Bahama’s net sales in Fiscal 2023.

Our Tommy Bahama e-commerce business, which generated $224 million of net sales in Fiscal 2023, has grown significantly over the last few years, including a 5% increase in net sales compared to Fiscal 2022. Our Tommy Bahama websites, including the tommybahama.com website, allow consumers to buy Tommy Bahama products directly from us via the internet. These websites also enable us to increase our database of consumer contacts, which allows us to communicate directly and frequently with consenting consumers. As we reach more customers in the future, we anticipate that our e-commerce distribution channel for Tommy Bahama will continue to grow at a faster pace than our retail store or wholesale operations.

Our direct to consumer strategy for the Tommy Bahama brand also includes locating and operating full-price retail stores in lifestyle shopping centers, resort destinations, brand-appropriate street locations and upscale malls. Generally, we seek to locate our full-price retail stores in shopping areas and malls that have high-profile or upscale consumer brand adjacencies. As of February 3, 2024, the majority of our Tommy Bahama full-price retail stores were in street-front locations or lifestyle centers with the remainder primarily in regional indoor malls, with a number of those regional indoor locations in resort travel destinations. We believe that we have opportunities for continued sales growth for Tommy Bahama, particularly in our women’s business, which represented 36% and 34% of sales in our direct to consumer operations in Fiscal 2023 and Fiscal 2022, respectively, with women’s swim representing about one-third of the women’s business. For Tommy Bahama’s domestic full-price retail stores and retail-food and beverage locations operating for the full Fiscal 2023 year, sales per gross square foot, excluding food and beverage sales and food and beverage space, were approximately $815, compared to approximately $790 in Fiscal 2022.

As of February 3, 2024, we operated 22 Tommy Bahama food and beverage locations including 13 restaurants and nine Marlin Bar locations, generally adjacent to a Tommy Bahama full-price retail store location. These retail-food and beverage locations, which generated over 25% of Tommy Bahama’s net sales in Fiscal 2023, provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience. We do not anticipate that the majority of our full-price retail locations will have an adjacent food and beverage location; however, we have determined that an adjacent food and beverage location can further enhance the image or exposure of the brand in select, high-profile, brand appropriate locations. The net sales per square foot in our domestic full-price retail stores that are adjacent to a food and beverage location have historically been approximately twice the sales per square foot of our other domestic full-price retail stores. We believe that the customer immersing themselves into the Tommy Bahama lifestyle by having a meal or a drink at the Tommy Bahama food and beverage location and visiting the adjacent full-price retail store may entice the customer to purchase additional Tommy Bahama merchandise and potentially provide a memorable consumer experience that further enhances the relationship between Tommy Bahama and the consumer. The Marlin Bar concept, like our traditional restaurant locations, is adjacent to one of our full-price retail store locations and serves food and beverages, but in a smaller space and with food options more focused on fast, yet upscale, casual dining, with small plate offerings rather than entrees. We believe that the smaller footprint, reduced labor requirements and lower required capital expenditure of the Marlin Bar concept provides us with the long-term potential for opening additional retail-food and beverage locations that are more in line with evolving customer trends toward fast casual dining, particularly with younger consumers.

Typically, at the end of the summer and holiday season, Tommy Bahama will conduct sales both in-store and online to move end of season product. Utilizing Tommy Bahama’s Enterprise Order Management (EOM) system, many online orders will be fulfilled from retail stores, greatly reducing the amount of goods that ultimately get transferred from full-price retail stores to outlet stores. Tommy Bahama utilizes its outlet stores, which generated 8% of total Tommy Bahama sales in Fiscal 2023, and sales to off-price retailers to sell the remaining end of season or excess inventory. Our Tommy Bahama outlet stores are generally located in outlet shopping centers that include other upscale retailers and serve an important role in overall inventory management by often allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. We believe that this approach has helped us protect the integrity of the Tommy Bahama brand by allowing our full-price retail stores to limit promotional activity while controlling the distribution of discontinued and out-of-season product. To supplement the clearance items sold in Tommy Bahama outlets and offer a more comprehensive selection of products and sizes, we merchandise our Tommy Bahama outlets with certain made-for products. Currently, we operate one outlet store for approximately every four full-price retail stores.

The table below provides certain information regarding Tommy Bahama direct to consumer locations as of February 3, 2024.

	Full-Price	Retail‑Food & Beverage
	Retail Stores	Locations (1)	Outlet Stores	Total
Florida	16	10	5	31
California	15	4	4	23
Texas	6	2	4	12
Hawaii	5	3	1	9
Other states	41	3	14	58
Total domestic	83	22	28	133
Canada	6	—	2	8
Total North America	89	22	30	141
Australia	13	—	4	17
Total	102	22	34	158
Average square feet per store (2)	3,300	4,300	4,400
Total square feet at year end (2)	340,000	94,000	149,000

(1)	Consists of 13 traditional format retail-restaurant locations and nine Marlin Bar locations.
(2)	Square feet for retail-food and beverage locations consists of retail square footage and excludes square feet used in the associated food and beverage operations.

During Fiscal 2023, Florida, California, Hawaii and Texas represented 34%, 16%, 12% and 8%, respectively, of our Tommy Bahama direct to consumer retail and retail-food and beverage location sales. Including e-commerce sales, during Fiscal 2023, Florida, California, Hawaii and Texas represented 28%, 15%, 9% and 8%, respectively, of total Tommy Bahama direct to consumer sales.

The table below reflects the changes in store count for Tommy Bahama locations during Fiscal 2023.

	Full-Price	Retail‑Food & Beverage
	Retail Stores	Locations	Outlet Stores	Total
Open as of beginning of fiscal year	103	21	33	157
Opened	7	2	3	12
Closed	(8)	(1)	(2)	(11)
Open as of end of fiscal year	102	22	34	158

In future periods, we anticipate that many of our new Tommy Bahama store openings will be Marlin Bar locations that are either new locations or conversions of existing full-price retail stores. Currently, we have five Marlin Bar openings scheduled for Fiscal 2024, including the conversion of Tommy Bahama full-price retail locations in San Antonio, Texas, Charlotte, North Carolina and King of Prussia, Pennsylvania as well as new locations in Sarasota, Florida and Oklahoma City, Oklahoma. We also have other locations in the pipeline for openings in Fiscal 2025 and beyond and anticipate opening at least three Marlin Bar locations in Fiscal 2025, subject to lease negotiation, construction timing and other factors. We continue to look for other appropriate locations for full-price retail stores and Marlin Bars.  In addition to the planned Marlin Bars in Fiscal 2024, we are also targeting three new full-price locations and three full-price retail store relocations. We believe that in Fiscal 2024, we may close a limited number of locations, including certain outlets and full-price retail locations.

The construction and/or relocation of retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater operating costs. In addition to new store openings, we also incur capital expenditure costs related to remodels or expansions of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. The cost of a Tommy Bahama Marlin Bar is significantly more than the cost of a full-price retail store and can vary significantly depending on a variety of factors. The cost to build out a Marlin Bar location averages $4 million and future locations may be more or less expensive than that amount. For most of our full-price retail stores and our Marlin Bar locations, the landlord often provides certain incentives to fund a portion of our capital expenditures.

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

With its wide distribution currently, we believe that domestic sales growth in our men’s apparel wholesale business may be somewhat limited in the long term. However, we believe that we may have opportunities for wholesale sales increases for our Tommy Bahama women’s business in the future, with its appeal evidenced by its performance in our full-price retail stores and e-commerce websites. Wholesale sales for Tommy Bahama accounted for 17% of Tommy Bahama’s net sales in Fiscal 2023. Approximately 10% of Tommy Bahama’s net sales reflects sales to major department stores with our remaining wholesale sales primarily to specialty stores. During Fiscal 2023, 12% of Tommy Bahama’s net sales were to Tommy Bahama’s 10 largest wholesale customers, with its largest customer representing less than 5% of Tommy Bahama’s net sales.

Tommy Bahama Resort

In Fiscal 2022, Tommy Bahama entered into a licensing arrangement for the first Tommy Bahama resort. Pursuant to the licensing agreement, the Miramonte Resort & Spa in Indian Wells, California was converted into the Tommy Bahama Miramonte Resort & Spa with a successful relaunch in the Third Quarter of Fiscal 2023. Tommy Bahama will earn royalty income calculated as a percentage of revenues associated with the resort. The property is managed and operated by a national commercial and hospitality real estate company with considerable experience in premier resort development and operations.

Lilly Pulitzer

Lilly Pulitzer designs, sources, markets and distributes upscale collections of women’s and girl’s dresses, sportswear and related products. The Lilly Pulitzer brand was originally created in the late 1950s by Lilly Pulitzer and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including among young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. The brand’s 65th anniversary in Fiscal 2024 sets the stage for continued investment in brand enhancement that is the culmination of a multi-year initiative of modernizing the brand. Enhancements in Fiscal 2024 will include a visual refresh of the brand across retail store locations, marketing, packaging, and merchandising.

Lilly Pulitzer products can be found on our Lilly Pulitzer website, lillypulitzer.com, in our owned Lilly Pulitzer stores, and in Lilly Pulitzer Signature Stores, which are described below, as well as in independent specialty stores and better department stores. During Fiscal 2023, 38%, 35% and 14% of Lilly Pulitzer’s net sales were for women’s dresses, sportswear, and Luxletic athleisure products, respectively, with the remaining sales consisting of Lilly Pulitzer accessories, including scarves, bags, jewelry and belts, children’s apparel, swim, footwear and licensed products.

Direct to Consumer Operations

Lilly Pulitzer’s direct to consumer distribution channel, which consists of e-commerce operations and full-price retail stores, represented 84% of Lilly Pulitzer’s net sales in Fiscal 2023. A key element of our Lilly Pulitzer strategy is the lillypulitzer.com website, which generated $175 million, or 51%, of Lilly Pulitzer’s net sales in Fiscal 2023. Another key component of our Lilly Pulitzer direct to consumer strategy is to operate our own Lilly Pulitzer stores, which represented 33% of Lilly Pulitzer’s net sales in Fiscal 2023.

The Lilly Pulitzer e-commerce business has experienced double-digit percentage growth for many years, and we anticipate that the net sales growth of the e-commerce business will remain strong in the future. We utilize the Lilly Pulitzer website as an effective means of liquidating discontinued or out-of-season inventory in a brand appropriate manner and at gross margins in excess of 40% via e-commerce flash clearance sales. These sales create a significant amount of excitement with loyal Lilly Pulitzer consumers, who are looking for an opportunity to purchase Lilly Pulitzer products at a discounted price and are also important in attracting new consumers to the Lilly Pulitzer brand. These e-commerce flash clearance sales typically run for two to three days during end of season clearance periods allowing the Lilly Pulitzer website to generally remain full price for the remainder of the year. During Fiscal 2023, 35% of Lilly Pulitzer’s e-commerce sales, or 18% of Lilly Pulitzer’s net sales, were e-commerce flash clearance sales.

Our full-price retail store strategy for the Lilly Pulitzer brand includes operating full-price retail stores in higher-end lifestyle shopping centers and malls, resort destinations and brand-appropriate street locations. As of February 3, 2024, about 40% of our Lilly Pulitzer full-price stores were located in outdoor regional lifestyle centers and approximately one-quarter of our Lilly Pulitzer stores were located in indoor regional malls, with the remaining locations in resort or street locations. In certain seasonal locations such as Nantucket, Massachusetts and Watch Hill, Rhode Island, our stores are only open during the resort season. Additionally, we may open temporary pop-up stores in certain locations.

Lilly Pulitzer’s full-price retail store sales per gross square foot for Fiscal 2023 were approximately $737 for the full-price retail stores which were open the full Fiscal 2023 year, as compared to $765 in Fiscal 2022. The table below provides certain information regarding Lilly Pulitzer direct to consumer locations as of February 3, 2024.

Full-Price
Retail Stores
Florida	21
Massachusetts	6
Virginia	5
North Carolina	5
Other	23
Total	60
Average square feet per store	2,500
Total square feet at year-end	152,000

During Fiscal 2023, 51% of Lilly Pulitzer’s full-price retail store sales were in stores located in Florida with no other state generating more than 10% of full-price retail store sales. Including e-commerce sales, during Fiscal 2023, Florida represented 34% of total Lilly Pulitzer direct to consumer sales.

The table below reflects the changes in direct to consumer location count for Lilly Pulitzer stores during Fiscal 2023.

Full-Price
Retail Stores
Open as of beginning of fiscal year	59
Opened	4
Closed	(3)
Open as of end of fiscal year	60

Currently, we expect to open at least five new full-price retail stores in Fiscal 2024, with the anticipated new stores in Florida, Rhode Island, Massachusetts, Georgia and Arizona. We are in the process of identifying sites or negotiating leases for additional locations. We continue to look for other appropriate locations and anticipate returning to a pace of opening as many as five to six locations per year in the future. At the same time, we may relocate or close a limited number of locations at lease expiration, or sooner based on store performance. The construction or relocation of retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater operating costs. In addition to new store openings, we also incur capital expenditure costs related to remodels or expansions of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate.

Wholesale Operations

To complement our direct to consumer operations and have access to a larger group of consumers, we maintain wholesale operations for Lilly Pulitzer. These wholesale operations, which represented 16% of Lilly Pulitzer’s net sales in Fiscal 2023, are primarily with Signature Stores, independent specialty stores, better department stores and multi-branded e-commerce retailers that generally follow a retail model approach with limited discounting. During Fiscal 2023, approximately one-quarter of Lilly Pulitzer’s wholesale sales were to Lilly Pulitzer’s Signature Stores, approximately one-fifth of Lilly Pulitzer’s wholesale sales were to specialty stores and less than one-fifth of Lilly Pulitzer’s wholesale sales, or less than 5% of Lilly Pulitzer’s net sales, were to department stores. The remaining wholesale sales were primarily to off-price retailers and national accounts, including on-line retailers. Lilly Pulitzer’s net sales to its 10 largest wholesale customers represented 9% of Lilly Pulitzer’s net sales in Fiscal 2023 with its largest customer representing less than 5% of Lilly Pulitzer’s net sales.

An important part of Lilly Pulitzer’s wholesale distribution is sales to Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Lilly Pulitzer Signature Store, subject to certain conditions, including designating substantially all floor space specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of February 3, 2024, there were 46 Lilly Pulitzer Signature Stores.

Johnny Was

In the Third Quarter of Fiscal 2022, we acquired the Johnny Was California lifestyle brand and related operations, which includes the design, sourcing, marketing and distribution of collections of affordable luxury, artisan-inspired bohemian apparel, accessories and home goods. The Johnny Was brand was founded in 1987 and continues to transcend fashion trends with its beautifully crafted, globally inspired products and demonstrates a unique ability to combine and mix elevated fabrics, patterns, bespoke prints and artisanal embroidery that distinguishes its product in the marketplace. Johnny Was products can be found on the Johnny Was website, johnnywas.com, and in our full-price retail stores as well as select department stores and specialty stores. During Fiscal 2023, approximately 90% of the net sales of Johnny Was were for women’s apparel, with the remaining sales consisting of Johnny Was accessories, including home products, shoes, scarves, handbags, and jewelry.

Direct to Consumer Operations

The Johnny Was direct to consumer distribution channel, which consists of e-commerce operations and the Johnny Was retail stores, represented 79% of the Johnny Was net sales in Fiscal 2023. A key element of the Johnny Was strategy is the johnnywas.com website, which generated $84 million of net sales, or 41% of the net sales of Johnny Was, in Fiscal 2023. Another key component of our Johnny Was direct to consumer strategy is to operate our own Johnny Was stores, which represented 38% of the net sales of Johnny Was in Fiscal 2023.

Our full-price retail store strategy for the Johnny Was brand includes operating full-price retail stores in higher-end lifestyle shopping centers and malls, resort destinations and brand-appropriate street locations. As of February 3, 2024, about 75% of the Johnny Was full-price stores were located in lifestyle centers, open air shopping environments or street front locations with the remaining 25% of locations in indoor regional malls. Full-price retail store sales per gross square foot for Johnny Was for Fiscal 2023 were approximately $664. Full-price retail store sales per gross square foot for Johnny Was were approximately $740 for the full-price retail stores which were open the full 12 months ended January 28, 2023.

Our Johnny Was outlet stores are generally located in outlet shopping centers that include other upscale retailers and serve an important role in overall inventory management by often allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties.

The table below provides certain information regarding Johnny Was direct to consumer locations as of February 3, 2024.

	Full-Price
	Retail Stores	Outlet Stores	Total
California	17	2	19
Florida	8	1	9
Texas	8	—	8
New York	4	—	4
Other states	35	—	35
Total	72	3	75
Average square feet per store	1,600	1,400
Total square feet at year end	117,000	4,200

During Fiscal 2023, 28%, 14% and 13% of the retail store sales of Johnny Was were in stores located in California, Texas and Florida, respectively. During Fiscal 2023, including e-commerce sales, California, Texas, and Florida represented 23%, 14% and 11%, respectively, of our total Johnny Was direct to consumer sales.

The table below reflects the changes in store count for Johnny Was during Fiscal 2023.

	Full-Price
	Retail Stores	Outlet Stores	Total
Open as of beginning of fiscal year	65	2	67
Opened	10	1	11
Closed	(3)	—	(3)
Open as of end of fiscal year	72	3	75

Currently, we expect to open approximately 10 new full-price retail stores in Fiscal 2024. During Fiscal 2024, we anticipate opening full-price retail stores across the country including stores in California, Florida, Idaho, Missouri, Massachusetts and New York. We believe that in Fiscal 2024, we may relocate or close a limited number of locations at lease expiration, or sooner based on store performance. The construction or relocation of retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. The cost to build out a Johnny Was retail store is typically less than $0.5 million. In addition to new store openings, we also incur capital expenditure costs related to remodels or expansions of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate.

Wholesale Operations

To complement our direct to consumer operations and have access to a larger group of consumers, we maintain wholesale operations for Johnny Was. These wholesale operations are primarily with better independent specialty and department stores and multi-branded e-commerce retailers that generally follow a retail model approach with limited discounting. During Fiscal 2023, 21% of the net sales of Johnny Was were sales to wholesale customers and approximately 40% and 35% of the wholesale sales of Johnny Was were to specialty stores and department stores, respectively. The remaining wholesale sales were primarily to off-price retailers and retailers in countries outside of the United States. Net sales to the 10 largest wholesale customers of Johnny Was represented 10% of the net sales of Johnny Was during Fiscal 2023 with its largest customer representing less than 5% of Johnny Was’ net sales.

Emerging Brands

Emerging Brands, which was organized in Fiscal 2022, consists of the operations of our smaller, earlier stage Southern Tide, TBBC, Duck Head and Jack Rogers brands. Investments in smaller lifestyle brands that are unconsolidated entities are included within Emerging Brands. Each of the brands included in Emerging Brands designs, sources, markets and distributes apparel and related products bearing its respective trademarks and is supported by Oxford’s emerging brands team that provides certain support functions to the smaller brands, including marketing and advertising execution, analysis and other functions. The shared resources provide for operating efficiencies and enhanced knowledge sharing across the brands. We acquired Southern Tide in 2016, Duck Head in 2016, TBBC in 2017 and Jack Rogers, a footwear brand, in 2023.

The table below reflects the net sales (in thousands) for Fiscal 2023 by brand for each brand included in Emerging Brands.

Fiscal 2023
Southern Tide	$69,017
TBBC	43,524
Duck Head	12,780
Jack Rogers (1)	1,504
Total Emerging Brands net sales	$126,825

(1)	The Jack Rogers business was acquired during the Fourth Quarter of Fiscal 2023 and reflects activity from the acquisition date through February 3, 2024.

The brands distribute their products on their brand-specific e-commerce websites, southerntide.com, thebeaufortbonnetcompany.com, duckhead.com and jackrogersusa.com, as well as wholesale channels of distribution for each brand that may include independent specialty retailers, better department stores and brand specific Signature Stores. During Fiscal 2023, the majority of the net sales of both Southern Tide and Duck Head were wholesale sales, while the majority of TBBC and Jack Rogers sales were direct to consumer sales.

Also, a key component of our Southern Tide and TBBC growth strategy is to expand our direct to consumer retail store operations after both brands opened their first retail store locations in recent years. The table below provides certain information regarding the Emerging Brands direct to consumer locations as of February 3, 2024.

	Southern Tide	TBBC	Total Emerging Brands
Florida	9	2	11
South Carolina	3	1	4
Massachusetts	3	—	—
North Carolina	2	—	2
Other states	2	—	2
Total	19	3	22
Average square feet per store	1,600	1,400
Total square feet at year end	30,000	4,200

The table below reflects the changes in direct to consumer location count for Emerging Brands during Fiscal 2023.

	Southern Tide	TBBC	Total Emerging Brands
Open as of beginning of fiscal year	6	3	9
Opened / Acquired	13	—	13
Closed	—	—	—
Open as of end of fiscal year	19	3	22

We opened a total of 13 new Southern Tide stores during Fiscal 2023, including the acquisition of three former Southern Tide signature stores located in Massachusetts during the First Quarter of Fiscal 2023 and three additional former signature stores in the Fourth Quarter of Fiscal 2023, two of which are in South Carolina and one in Georgia. We also opened a total of seven stores in Florida, South Carolina, North Carolina and Texas. During Fiscal 2024, we expect to open approximately 10 additional Southern Tide stores, with stores in Florida, Texas, Alabama, Virginia and New York. Additionally, for TBBC, we anticipate opening at least one new store during Fiscal 2024. We continue to look at additional opportunities for new full-price store locations for both Southern Tide and TBBC. The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We anticipate that most future retail store openings for Southern Tide and TBBC will generally be approximately 1,500 to 2,000 square feet; however, the determination of actual size of the store will depend on a variety of criteria, including the potential opportunities that become available.

Lanier Apparel

In Fiscal 2021, we exited our Lanier Apparel business, which had been focused on moderately priced tailored clothing and related products. This decision aligns with our stated business strategy of developing and marketing compelling lifestyle brands. It also took into consideration the increased macroeconomic challenges faced by the Lanier Apparel business, many of which were magnified by the COVID-19 pandemic. The operating results of the Lanier Apparel business in Fiscal 2021 largely consisted of activities associated with the wind down of operations following our Fiscal 2020 decision to exit the business. Refer to Note 12 and Note 2 of our consolidated financial statements included in this report for additional information about the Lanier Apparel exit and Fiscal 2021 operating results.

Corporate and Other

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales, any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments as our LIFO pool does not correspond to our operating group definitions, the operations of our Lyons, Georgia distribution center, our Oxford America business, which generated net sales of $1 million and was exited in Fiscal 2022, and our initial $8 million minority ownership interest in a property in Indian Wells, California that was converted and rebranded in Fiscal 2023 as the Tommy Bahama Miramonte Resort & Spa.

TRADEMARKS

We own trademarks, many of which are very important and valuable to our business, including Tommy Bahama®, Lilly Pulitzer®, Johnny Was®, Southern Tide®, The Beaufort Bonnet Company®, Duck Head® and Jack Rogers®. Generally, our trademarks are subject to registrations and pending applications throughout the world for use on apparel and, in some cases, apparel-related products, accessories and home furnishings, as well as in connection with retail services. We continue to evaluate our worldwide usage and registration of our trademarks. In general, trademarks remain valid and enforceable as long as the trademarks are used in connection with our products and services in the relevant jurisdiction and the required registration renewals are filed. Important factors relating to risks associated with our trademarks include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

ADVERTISING AND MARKETING

During Fiscal 2023, we incurred $105 million, or 7% of net sales, of advertising expense. Advertising and marketing are an integral part of the long-term strategy for our lifestyle brands, and we therefore devote significant resources to these efforts. Thus, we believe that it is very important that our brands communicate regularly with consumers about product offerings or other brand events in order to maintain and strengthen connections with consumers. Our advertising emphasizes the respective brand’s image and lifestyle and attempts to engage individuals within the target consumer demographic and guide them on a regular basis to our e-commerce websites, direct to consumer locations or wholesale customers’ stores and websites in search of our products.

We increasingly utilize digital marketing, social media and email, and continue to use traditional direct mail communications, to interact with our consumers. We vary our engagement tactics to elevate the consumer experience as we attract new consumers, drive conversion, build loyalty, activate consumer advocacy and address the transformation of consumer shopping behaviors. Our creative marketing teams design and produce imagery and content, social media strategies and email and print campaigns designed to inspire the consumer and drive traffic to the brand. We attempt to increase our brand awareness through a strategic emphasis on technology and the elevation of our digital presence which encompasses e-commerce, mobile e-commerce, digital media, social media and influencer marketing. In this environment where many people are digital-first consumers, we continue to enhance our approach to digital marketing and invest in analytical capabilities to promote a more personalized experience across our distribution channels. At the same time, we continue to innovate to better meet consumer online shopping preferences (e.g. loyalty, ratings and reviews and mobile phone applications) and build brand equity. The ongoing trend towards a digital first consumer provided a catalyst for accelerating the implementation of new direct to consumer business models and consumer engagement programs, such as selling through social media.

Marketing initiatives in our direct to consumer operations may include special event promotions, including loyalty award card, Flip Side, Friends & Family and gift with purchase events and a variety of public relations activities designed to create awareness of our brands and products, drive traffic to our websites and stores, convert new consumers and increase demand and loyalty. Our various initiatives are effective in increasing online and in-store traffic resulting in the proportion of our sales that occur during our promotional marketing initiatives, such as Tommy Bahama’s Friends & Family events, increasing in recent years, which puts some downward pressure on our direct to consumer gross margins.

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

PRODUCT DESIGN

We believe that one of the key competitive factors in the apparel industry is the design of differentiated, innovative or otherwise compelling product that resonates with our target consumers. Our ability to compete successfully in the apparel industry is dependent on our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.

Each of our lifestyle brands’ products are designed and developed by dedicated brand-specific teams who focus on the target consumer for the respective brand. The design process includes feedback from buyers, consumers and sales agents, along with market trend research. Our apparel products generally incorporate fabrics made of cotton, silk, linen, polyester, cellulosic fibers, leather and other natural and man-made fibers, or blends of two or more of these materials.

PRODUCT SOURCING

We intend to maintain flexible, diversified, cost-effective sourcing operations that provide high-quality apparel and related products. Our operating groups, either internally, using in-house employees located in the United States and/or Hong Kong, or through the use of third-party vendors or buying agents, manage the production and sourcing of substantially all of our apparel and related products from non-exclusive, third party producers located in foreign countries.

Although we place a high value on long-term relationships with our suppliers of apparel and related products and have used many of our suppliers for a number of years, we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. Thus, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with the greatest flexibility in identifying the appropriate manufacturers while considering quality, cost, timing of product delivery and other criteria. During Fiscal 2023, we purchased our products from approximately 260 suppliers, with a significant concentration of suppliers in Asia. Our 10 largest suppliers provided approximately one-third of our product purchases. During Fiscal 2023, no individual third party manufacturer, licensee or other supplier provided more than 10% of our product purchases in total. We generally acquire products sold in our food and beverage operations from various third party domestic suppliers.

During Fiscal 2023, approximately 41% and 23% of our apparel and related products acquired directly by us or via vendors or buying agents, were from producers located in China and Vietnam, respectively, with no other country representing more than 10% of such purchases. Johnny Was, which was acquired in 2022, sources approximately 90% of its products from China. While we have and will continue to work on diversifying our supplier base and reducing the concentration of manufacturing from China in the future, the majority of fibers included in our apparel and other products currently originate in China even if the products are manufactured elsewhere.

We purchase our apparel and related products from third-party producers, substantially all as package purchases of finished goods. These products are manufactured to our design and fabric specifications with oversight by us or our third-party vendors or buying agents. The use of third-party producers reduces the amount of capital investment required by us, as operating manufacturing facilities requires a significant amount of capital investment, labor and oversight. We depend on third-party producers to secure a sufficient supply of specified raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. We believe that purchasing substantially all of our products as package purchases allows us to reduce our working capital requirements as we are not required to purchase, or finance the purchase of, the raw materials or other production costs related to our apparel and related product purchases until we take ownership of the finished goods, which typically occurs when the goods are shipped by the third-party producers.

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

CORPORATE RESPONSIBILITY

We recognize that our business operations throughout the value chain impact people and the environment and believe that, as a leading apparel company, we have a responsibility to reduce those impacts. Our Board is ultimately charged with overseeing the risks to our business on behalf of our shareholders, and we believe that our Board’s active involvement in oversight of environmental, social and governance (“ESG”) initiatives affords us tremendous benefits. We report routinely to our Board and/or various Board committees about ESG risks and strategies and communicate insights provided by our directors to our brands to assist in formulating ESG goals and initiatives.

Reducing our Impact

We are committed to identifying and executing commercially viable corporate responsibility initiatives in furtherance of a safer, more sustainable world. To support this objective, we organized a new Corporate Responsibility team at the end of Fiscal 2022 to efficiently manage environmental sustainability, social responsibility and traceability across the enterprise. Drawing on existing expertise from our Tommy Bahama initiatives, the new function ensures a consistent approach to corporate responsibility across our brands. The team reports to our General Counsel, with input from our Executive Leadership Team, and will focus in the immediate future on assessing corporate responsibility risks and opportunities, establishing baseline metrics and objectives and collaborating with our brands on potential brand-specific initiatives.

As part of our commitment to source our products in a lawful, ethical and socially responsible manner, we have implemented a supplier corporate responsibility program applicable to vendors and producers from whom we purchase apparel and related products. The program includes a comprehensive Supplier Code of Conduct that requires compliance with applicable laws as well as other international business and ethical standards, including related human rights, health, safety, working conditions, environmental and other requirements. We also require all vendors from whom we purchase goods to adhere to the United States Customs and Border Protection’s Customs Trade Partnership Against Terrorism program, including standards relating to facility, procedural, personnel and cargo security.

We monitor compliance with our Supplier Code of Conduct and applicable laws and regulations through social assessments performed by credible third parties and require our suppliers to partner with us to remediate issues identified. Social assessments of our tier 1 and strategic tier 2 producers are required annually or more frequently. In the event we determine that a supplier cannot or will not remediate issues, we will discontinue use of the supplier.

We also continue to participate in various trade associations and organizations to drive industry-wide collective action and ensure we remain informed about emerging laws, risks, opportunities and best practices. We are an active member of the American Apparel & Footwear Association (AAFA) and in 2023, we transitioned Tommy Bahama’s membership in Cascale (formerly the Sustainable Apparel Coalition) to an enterprise-wide membership to support each of our brands in their journeys toward more responsible production. Additionally, various combinations of our brands are members of the Textile Exchange, Better Cotton, and the Good Cashmere Standard by the Aid by Trade Foundation to further our adoption of preferred materials.

ENRICHING OUR COMMUNITIES

Since our founding in 1942, we have prided ourselves on being model citizens for the communities in which we operate.  We focus our community initiatives on programs that can impact a broad set of constituents where we operate. Our community partners include the United Way of Greater Atlanta, the Woodruff Arts Center and Grady Hospital, and each of our operating groups partners with organizations improving quality of life in the communities where our customers and employees live and work.

In 2020, we announced the launch of the Oxford Educational Access Initiative to further our goal of reducing economic and racial inequality through access to education. We believe that every child, regardless of race or economic circumstance, deserves the chance to learn and be successful. Over the course of four years beginning in 2021, we have committed to fund an aggregate of $1 million to community organizations with innovative program models that address a broad spectrum of educational challenges that children in underserved communities face. Each of our brands has selected recipient organizations that are working to address disparities in educational access and barriers to success for children in our local communities.

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

Substantially all of the merchandise we acquire is subject to certain duties which are assessed on the value of the imported product. These amounts represent a component of the inventories we sell and are included in cost of goods sold in our consolidated statements of operations. We paid total duties of $58 million on products imported into the United States directly by us in Fiscal 2023, with the average duty rate on those products of approximately 19% of the value of the imported product in Fiscal 2023. Duty rates vary depending on the type of garment, fiber content and country of origin and are subject to change in future periods. In addition, while the World Trade Organization’s member nations have eliminated quotas on apparel and textiles, the United States and other countries into which we import our products are still allowed in certain circumstances to unilaterally impose "anti-dumping" or "countervailing" duties in response to threats to their comparable domestic industries.

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

In addition, apparel and other related products sold by us are subject to stringent and complex product performance and security and safety standards, laws and other regulations. These regulations relate principally to product labeling, product content, certification of product safety and importer security procedures. We believe that we are in material compliance with those regulations. Our licensed products and licensing partners are also generally subject to such regulations.

Important factors relating to risks associated with government regulations, including forced labor laws, include those described in Part I, Item 1A. Risk Factors.

DISTRIBUTION CENTERS

We operate a number of distribution centers. Our Auburn, Washington, King of Prussia, Pennsylvania and Los Angeles, California distribution centers serve our Tommy Bahama, Lilly Pulitzer and Johnny Was operating groups, respectively. Additionally, a third-party distribution center in Los Angeles, California provides distribution services for the Johnny Was e-commerce operations. Our Lyons, Georgia distribution center provides primary distribution services for our smaller Southern Tide, TBBC and Duck Head businesses, as well as certain distribution services for our Lilly Pulitzer and Tommy Bahama businesses.

In Fiscal 2023, we began a multi-year Southeastern United States distribution center enhancement project in Lyons, Georgia to build a new facility to ensure best-in-class direct-to-consumer throughput capabilities for our brands. The new facility will provide direct to consumer support for all of our brands, including the East Coast operations of Tommy Bahama. We anticipate total capital expenditures in excess of $130 million over the life of the project, with the majority of the spend occurring in Fiscal 2024, and expect completion of the new facility in the Second Half of Fiscal 2025.

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

In Fiscal 2023, 80% of our net sales were direct to consumer sales, which are filled on a current basis; accordingly, an order backlog is not material to our business.

INFORMATION TECHNOLOGIES

We believe that sophisticated information systems and functionality are important components of maintaining our competitive position and supporting continued growth of our businesses, particularly in the ever-changing consumer shopping environment. Our information systems are designed to provide effective retail store, e-commerce, food and beverage and wholesale operations while emphasizing efficient point-of-sale, distribution center, design, sourcing, order processing, marketing, customer relationship management, accounting and other functions. We periodically evaluate the adequacy of our information technologies and upgrade or enhance our systems to gain operating efficiencies, to provide additional consumer access and to support our anticipated growth as well as other changes in our business. We believe that, where possible, continuous upgrading and enhancements to our information systems with newer technology that offers greater efficiency, functionality and reporting capabilities is critical to our operations and financial condition.

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

In addition to our license arrangements for the specific product categories listed above, we may enter into certain international distributor agreements which allow third parties to distribute apparel and other products on a wholesale and/or retail basis within certain countries or regions. As of February 3, 2024, we have agreements for the distribution of Tommy Bahama products in the Middle East and parts of Latin America. The products sold by the distributors generally are identical to the products sold in our own Tommy Bahama stores. In addition to selling Tommy Bahama goods to wholesale accounts, the distributors may, in some cases, operate a limited number of their own retail stores. Additionally, we have arrangements for distribution of Johnny Was products in certain countries. None of our international distributor agreements are expected to generate growth that would materially impact our operating results in the near term.

SEASONAL ASPECTS OF BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income by quarter in Fiscal 2023 are necessarily indicative of the expected proportion of amounts by quarter for future periods.

HUMAN CAPITAL MANAGEMENT

Our key strategy is to own brands that make people happy, and we recognize that successful execution of our strategy starts with people.  We believe treating people fairly and with respect is key to long-term success and, more importantly, is simply the right thing to do.

As of February 3, 2024, we employed over 6,000 individuals globally, more than 96% of whom were in the United States.  Approximately 77% of our employees were retail store and food and beverage employees.  Our employee base fluctuates during the year, as we typically hire seasonal employees to support our retail store and food and beverage operations, primarily during the holiday selling season. None of our employees as of February 3, 2024 were represented by a union.

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

Commitment to Human Rights and our Code of Conduct

We are committed to respecting human rights in our business operations, including throughout our supply chain and product life cycle. As part of our supplier audit processes, we conduct human rights due diligence to identify risks and work to mitigate them, and our Supplier Code of Conduct sets forth minimum social responsibility requirements to ensure that the human rights of all people in our value chain are respected. We do not tolerate harassment, discrimination, violence or retaliation of any kind.

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

We continue to assess how well we are doing in managing performance, developing our people and putting our talent to its highest and best use across our company.  Our aim is greater employee engagement and ultimately a more effective organization. As part of our commitment to our people, throughout our brands and businesses, we provide employees with training, growth and development opportunities, including on-the-job training, learning and development programs, and other educational programs. Outside of the United States, we work with outside partners familiar with the local markets and laws to ensure our rewards are competitive within that jurisdiction and support employee well-being.

Diversity & Inclusion

Our ongoing commitment to having the best people includes a commitment to equal opportunity. We believe in a diverse and inclusive workplace that respects and invites differing ideas and perspectives. We have a number of initiatives to ensure that our hiring, retention and advancement practices promote fair and equal opportunities across our workforce and ensure that we will have the best people in the industry to support our businesses going forward.

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

As of February 3, 2024, our domestic workforce, which comprised over 96% of our employee population, was self-disclosed as 34% male, 66% female and less than 1% undisclosed or choosing not to identify.  Among our management employees, who comprise approximately 19% of our workforce, the self-disclosed figures were 29% male, 71% female and less than 1% undisclosed or choosing not to identify. As of February 3, 2024, the self-disclosed ethnicity of our domestic workforce was 59% white (not Hispanic or Latino) and 41% non-white, whereas for management employees, the self-disclosed ethnicity figures were 71% white (not Hispanic or Latino) and 29% non-white.

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

We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns, particularly in the United States. The demand for apparel products changes as regional, domestic and international economic conditions change and may be significantly impacted by trends in consumer confidence and discretionary consumer spending patterns. These trends may be influenced by employment levels; recessions; inflation and elevated interest rates; fuel and energy costs; tax rates; personal debt levels; savings rates; stock market and housing market volatility; shifting social ideology; concerns about the political and economic climate; and general uncertainty about the future. The factors impacting consumer confidence and discretionary consumer spending patterns are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy.

Recently, the U.S. economy has been impacted by elevated inflation rates, which has created a complex and challenging retail environment that has affected consumer spending and consumer preferences. In Fiscal 2023 and continuing into Fiscal 2024, the prevailing macroeconomic concerns have led to conservative purchase order decisions for future seasons by many of our wholesale customers. A decline in consumer confidence or change in discretionary consumer spending could reduce our sales, increase our inventory levels, result in more promotional activities and/or lower our gross margins, any or all of which may adversely affect our business and financial condition.

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

Competition in the apparel industry is particularly enhanced in the digital marketplace for our rapidly growing e-commerce businesses, where there are new entrants in the market, greater pricing pressure and heightened customer expectations and competitive pressure related to, among other things, customer engagement, delivery speed, shipping charges and return privileges. In addition, fast fashion, value fashion and off-price retailers, as well as the more recent declines in spending within the consumer and retail sector, have contributed to additional promotional pressure. These and other competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.

Failure to anticipate and adapt to changing fashion trends and consumer preferences could harm our reputation and financial performance.

We believe that our ability to compete successfully is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers when and where they seek them. Although certain of our products carry over from season to season, the apparel industry is subject to rapidly changing fashion trends and shifting consumer expectations. The increasing shift to digital brand engagement and social media communication, as well as the attempted replication of our products by competitors, presents emerging challenges for our business. The apparel industry is also impacted by changing consumer preferences regarding spending categories generally, including shifts away from traditional consumer product spending and towards “experiential” spending and sustainable products. There can be no assurance that we will be able to successfully evaluate and adapt our products to align with evolving trends. Any failure on our part to develop and market appealing products could harm the reputation and desirability of our brands and products and/or result in weakened financial performance.

Our operations and those of our suppliers, vendors and wholesale customers may be affected by changes in weather patterns, natural or man-made disasters, public health crises, war, terrorism or other catastrophes.

Our sales volume and operations and the operations of third parties on whom we rely, including our suppliers, vendors, licensees and wholesale customers, may be adversely affected by unseasonable or severe weather conditions or other climate-related events, natural or man-made disasters, hurricanes, public health crises, pandemics, war, terrorist attacks, including heightened security measures and responsive military actions, or other catastrophes which may cause consumers to alter their purchasing habits or result in a disruption to our operations, such as the damage to, and temporary closure of, our Tommy Bahama restaurant and retail store in Naples, Florida due to Hurricane Ian in September 2022 and the destruction of our Tommy Bahama Marlin Bar in Lahaina, Hawaii by wildfires in August 2023. Our business may also be adversely affected by instability, disruption or destruction, regardless of cause. These events may result in closures of our retail stores, restaurants, offices or distribution centers and/or declines in consumer traffic, which could have a material adverse effect on our business, results of operations or financial condition. Because of the seasonality of our business, the concentration of a significant proportion of our retail stores and wholesale customers in certain geographic regions, including a resort and/or coastal focus for most of our lifestyle brands, and the concentration of our sourcing and distribution center operations, the occurrence of such events could disproportionately impact our business, financial condition and operating results.

The ongoing war between Russia and Ukraine and the ongoing war between Israel and Hamas have adversely affected the global economy and resulted in economic sanctions, geopolitical instability and market disruption. Although we do not have operations or generate revenues in the impacted regions, the geopolitical tensions related to the wars could result in broader impacts that expand into other markets, cyberattacks, supply chain and logistics disruptions, including shipping disruptions in the Red Sea region, and lower consumer demand, any of which could have a material adverse effect on our business and operations.

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

The improper or detrimental actions of a licensee or wholesale customer, including a third party distributor in an international market, or for example, the operator of the Tommy Bahama Miramonte Resort & Spa, which opened in late-2023 and is an unproven concept with previously untested brand and operating standards, could also significantly impact the perception of our brands. While we enter into comprehensive license and similar collaborative agreements with third party licensees covering product design, product quality, brand standards, sourcing, social compliance, distribution, operations, manufacturing and/or marketing requirements and approvals, there can be no guarantee our brands will not be negatively impacted through our association with products or concepts outside of our core apparel products and by the market perception of the third parties with whom we associate. In addition, we cannot always control the marketing and promotion of our products by our wholesale customers, and actions by such parties could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales, gross margins and business operations.

The appeal of our brands may also depend on the perceived relevance and success of our initiatives related to corporate responsibility and our commitments to operating our business in a socially responsible fashion. Risks related to corporate responsibility include increased stakeholder focus on social and environmental sustainability matters, including forced labor, chemical use, energy and water use, packaging and waste, animal welfare and land use. We may also be required to incur substantial costs to comply with the amalgamation of differing or conflicting state, federal or international laws or regulations or the rules of government agencies requiring disclosure of risks and initiatives related to corporate responsibility and the collection, certification and disclosure of operational data, and any failure to comply with such requirements could result in fines, penalties or negative public perception of our brands or drive decisions on whether we can continue or expand our business in certain markets. We may also face increased pressure from stakeholders or the public to voluntarily expand our disclosures, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. The metrics we disclose may not meet stakeholder expectations and may impact our reputation and the value of our brands, and a failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business and financial performance.

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

For the last several years, the retail apparel market has been evolving very rapidly in ways that are disruptive to traditional fashion retailers. These changes included declines in bricks and mortar retail traffic; entry into the fashion retail space by large e-commerce retailers and others with significant financial resources and enhanced distribution capabilities; increased costs to attract and retain consumers; increased investment in technology and multi-channel distribution strategies by large, traditional bricks and mortar and big box retailers; ongoing emphasis on off-price and fast fashion channels of distribution, in particular those who offer brand label products at clearance; and increased appeal for consumers of products that incorporate sustainable materials and processes in the supply chain and/or otherwise reflect their social or personal values. In response, fashion retailers and competing brands have increasingly offered greater transparency for consumers in product pricing and engaged in increased promotional activities, both online and in-store. These trends accelerated in recent years and are likely to continue to evolve in ways that may not yet be evident.

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

A key component of our business strategy is organic growth in our brands. Organic growth may be achieved by, among other things, increasing sales in our direct to consumer channels; selling our products in new markets; increasing our market share in existing markets; expanding the demographic appeal of our brands; expanding our margins through product cost reductions, price increases or otherwise; expanding the customer reach of our brands through new and enhanced advertising initiatives; and increasing the product offerings and concepts within our various operating groups. Successful growth of our business is also subject to our ability to implement plans for expanding and/or maintaining our existing businesses at satisfactory levels. We may not be successful in achieving suitable organic growth, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.

In addition, investments we make in technology, advertising and infrastructure, retail stores and restaurants, office and distribution center facilities, personnel and elsewhere may not yield the full benefits we anticipate, and sales growth may be outpaced by increases in operating costs, putting downward pressure on our operating margins and adversely affecting our results of operations. If we are unable to increase our revenues organically, we may be required to pursue other strategic initiatives, including reductions in costs and/or acquisitions, which may inhibit our ability to increase profitability.

The acquisition of new businesses is inherently risky, and we cannot be certain that we will realize the anticipated benefits of any acquisition.

Growth of our business through acquisitions of lifestyle brands that fit within our business model is a key component of our long-term business strategy, as evidenced by our acquisition of Johnny Was in Fiscal 2022.

Integrating an acquired business, regardless of the size of the acquired operations, is a complex, time-consuming and expensive process. The integration process could create a number of challenges and adverse consequences for us associated with the integration of product lines, support functions, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired business and our existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; operating a business in new geographic territories; diversion of the attention of our management from other areas of our business; and the impairment of relationships with customers of the acquired and existing businesses. As a result of these challenges or other factors, the benefits of an acquisition may not materialize to the extent or within the time periods anticipated.

In addition, the competitive climate for desirable acquisition candidates drives higher market multiples, and we may pay more to consummate an acquisition than the value we ultimately derive from the acquired business. Acquisitions may cause us to incur debt or make dilutive issuances of our equity securities, and may result in certain impairment or amortization charges in our statements of operations, as evidenced by the noncash impairment charges for goodwill and intangible assets of $111 million recognized in Johnny Was in the Fourth Quarter of Fiscal 2023, which was driven by the challenging macroeconomic environment and elevated interest rates during Fiscal 2023. Additionally, as a result of acquisitions, we may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence, or may incur material, unrecoverable costs to evaluate and pursue an acquisition that is ultimately not consummated.

As the fashion retail environment evolves, our investment criteria for acquisitions has grown to include smaller brands and non-controlling investments in burgeoning brands seeking debt or equity financing. The limited operating history, less experienced management teams and less sophisticated systems, infrastructure and relationships generally associated with such brands may heighten the risks associated with acquisitions generally. Minority investments present additional risks, including the potential disproportionate distraction to our management team relative to the potential financial benefit; the potential for a conflict of interest; the damage to our reputation of associating with a brand which may take actions inconsistent with our values; and the financial risks associated with making an investment in an unproven business model, including the potential for impairment charges such as the $2 million noncash impairment charges recognized in Fiscal 2023 from our equity method investment in a smaller lifestyle brand that resulted from that entity, which we do not control, forecasting continued, future losses.

The divestiture or discontinuation of businesses and product lines could result in unexpected liabilities and adversely affect our financial condition, cash flows and results of operations.

From time to time, we may also divest or discontinue businesses, product lines and/or wholesale relationships that do not align with our strategy or provide the returns that we expect or desire. Such dispositions and/or discontinuations may result in unexpected liabilities, which could adversely affect our financial condition and results of operations.

Our business could be harmed if we fail to maintain proper inventory levels.

Many factors, such as economic conditions, fashion trends, consumer preferences, the financial condition of our wholesale customers and weather, make it difficult to accurately forecast demand for our products. In order to meet the expected demand for our products in a cost-effective manner, we make commitments for production several months prior to our receipt of goods and almost entirely without firm commitments from our customers. Depending on the demand for our products, we may be unable to sell the products we have ordered or that we have in our inventory, which may result in inventory markdowns or the sale of excess inventory at discounted prices and through off-price channels. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate the timing or extent of demand for our products or if we are unable to access our products when we need them, for example due to a third party manufacturer’s inability to source materials or produce goods in a timely fashion or as a result of delays in the delivery of products to us, we may experience inventory shortages, which might result in lost sales, unfilled orders, negatively impacted customer relationships, and diminished brand loyalty, any of which could harm our business. These risks relating to inventory may also escalate as our direct to consumer sales, for which we do not have any advance purchase commitments, continue to increase as a proportion of our consolidated net sales.

We are subject to risks associated with leasing real estate for our retail stores and restaurants.

We lease all of our retail store and restaurant locations. Successful operation of our retail stores and restaurants depends, in part, on our ability to identify desirable, brand appropriate locations; the overall ability of the location to attract a consumer base sufficient to make sales volume profitable; our ability to negotiate satisfactory lease terms and employ qualified personnel; and our ability to timely construct and complete any build out and open the location in accordance with our plans. A decline in the volume of consumer traffic at our retail stores and restaurants, due to economic conditions, shifts in consumer shopping preferences or technology, a decline in the popularity of malls or lifestyle centers in general or at those in which we operate, the closing of anchor stores or other adjacent tenants or otherwise, could have a negative impact on our sales, gross margins and results of operations. Our growth may be limited if we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level or the local market reception to a new retail store opening is inconsistent with our expectations.

Our retail store and restaurant leases generally represent long-term financial commitments, with substantial costs at lease inception for a location’s design, leasehold improvements, fixtures and systems installation and recurring fixed costs. On an ongoing basis, we review the financial performance of our retail and restaurant locations in order to determine whether continued operation is appropriate. Even if we determine that it is desirable to exit a particular location, we may be unable to close an underperforming location due to continuous use clauses and/or because negotiating an early termination would be cost prohibitive. In addition, due to the fixed-cost structure associated with these operations, negative cash flows or the closure of a retail store or restaurant could result in impairment of leasehold improvements, impairment of operating lease assets and/or other long-lived assets, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results. Furthermore, as each of our leases expire and as competition and rental rates for prime retail and restaurant locations continues to accelerate, as we have experienced in recent years, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, including as a result of shifts in how shopping center operators seek to merchandise the particular center’s lineup, which could force us to close retail stores and/or restaurants in desirable locations.

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

Our levels of debt vary as a result of the seasonality of our business, investments in our operations, acquisitions we undertake and working capital needs. Our debt levels may increase or decrease from time to time under our existing facility or potentially under new facilities, or the terms or forms of our financing arrangements may change. Our indebtedness under the U.S. Revolving Credit Agreement includes certain obligations and limitations, including the periodic payment of principal, interest and unused line fees, maintenance of certain covenants and certain other limitations. The negative covenants in the U.S. Revolving Credit Agreement limits our ability to, among other things, incur debt, guaranty certain obligations, incur liens, pay dividends, repurchase common stock, make investments, sell assets or make acquisitions. These obligations and limitations may increase our vulnerability to adverse economic and industry conditions, place us at a competitive disadvantage compared to any competitors that may be less leveraged and limit our flexibility in carrying out our business plans and planning for, or reacting to, change.

In addition, we are subject to interest rate risk on the indebtedness under our variable rate U.S. Revolving Credit Agreement, particularly in the current macroeconomic environment. An increase in the interest rate environment would require us to pay a greater amount towards interest on our borrowings.

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

We generate a material percentage of our wholesale sales, which was 20% of our net sales in Fiscal 2023, from a few key customers. Although our largest customer only represented less than 4% of our consolidated net sales in Fiscal 2023, the failure to increase or maintain our sales with our key customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these customers’ business could result in a decrease in our net sales and operating income if we are unable to capture these sales through our direct to consumer operations or other wholesale accounts. Over the last several years, department stores and other large retailers have faced increased competition from online competitors, declining sales and profitability and tightened credit markets, resulting in store closures, bankruptcies and financial restructurings. Restructuring of our customers’ operations, continued store closures or increased direct sourcing by customers could negatively impact our net sales and profitability.

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

Cybersecurity attacks continue to become increasingly sophisticated, and experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our assets or disrupt our systems. We collect, use, store and transmit sensitive and confidential business information and personal information of our customers, employees, suppliers and others as an ongoing part of our business operations, and we are regularly subject to attempts by attackers to gain unauthorized access to our networks, systems and data, or to obtain, change or destroy confidential information. In addition, customers may use devices or software that are beyond our control environment to purchase our products, which may provide additional avenues for attackers to gain access to confidential information, and our embracing and implementation of remote work arrangements for a substantial portion of our employees may increase our vulnerability to cybersecurity attacks. Additionally, the security systems of businesses that we acquire could pose additional risks to us, such as those related to the collection, use, maintenance and disclosure of data, or present other cybersecurity vulnerabilities.

Despite our implementation of security measures, if an actual or perceived data security breach occurs, whether as a result of cybersecurity attacks, computer viruses, vandalism, ransomware, human error or otherwise, or if there are perceived vulnerabilities in our systems, the image of our brands and our reputation and credibility could be damaged, and, in some cases, our continued operations may be impaired or restricted. Ongoing and increasing costs to enhance cybersecurity protection and prevent, eliminate or mitigate vulnerabilities are significant. Although we have business continuity plans and other safeguards in place, our operations may be adversely affected by an actual or perceived data security breach. Costs to resolve any litigation or to investigate and remediate any actual or perceived breach could result in significant financial losses and expenses, as well as lost sales. While we continue to evolve and modify our business continuity plans, there can be no assurance in an escalating threat environment that they will be effective in avoiding disruption and business impacts.

In addition, the regulatory environment governing our use of individually identifiable data is complex, and compliance with new and modified state, federal and international privacy and security laws may require us to modify our operations and/or incur costs to make necessary systems changes and implement new administrative processes, which may include deploying additional personnel and protection technologies, training employees and engaging third party experts and consultants. In addition, because we process and transmit payment card information, we are subject to the payment card industry data security standard and card brand operating rules, which provide for a comprehensive set of rules relating to the retention and/or transmission of payment card information. If we do not comply with the applicable standards, we may be subject to fines or restrictions on our ability to accept payment cards, which could have a material adverse effect on our operations.

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

Any failure to timely upgrade our technology systems and capabilities may impair our ability to market, sell and deliver products to our customers, efficiently conduct our operations, facilitate customer engagement in today’s digital marketplace and/or meet the needs of our management. We regularly evaluate upgrades or enhancements to our information systems to more efficiently and competitively operate our businesses, including periodic upgrades to digital commerce and marketing, warehouse management, guest relations, omnichannel and/or enterprise order management systems in our businesses. Digital commerce and marketing have continued to increase in importance to our business, and we have invested and will continue to invest significant capital in the digital strategies, systems, expertise and capabilities necessary for us to compete effectively in this arena. Upgrades to our systems may be expensive undertakings, may not be successful and/or could be abandoned. We may also experience difficulties during the implementation, upgrade or subsequent operation of our systems, including the risk of introducing cybersecurity vulnerabilities into our systems or the loss of certain functionality, information from our legacy systems and/or efficient interfaces with third party and continuing systems. Temporary processes or solutions, including manual operations, which may be required to be instituted in the short term could also significantly increase the risk of loss or corruption of data and information. Additionally, if such upgraded information technology systems fail to operate or are unable to support our growth, our store operations and websites could be severely disrupted, and we could be required to make significant additional expenditures to remedy any such failure.

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

Our operations in recent years have been, and may continue to be, impacted by supply chain constraints, labor shortages and raw material shortages, resulting in increased costs for raw materials, longer lead times, port congestion and increased freight costs. As a result of these factors within the global supply chain, our gross margins may be adversely impacted. We also rely on logistics providers to transport our products to our distribution centers. Delays in shipping may cause us to have to use more expensive air freight or other more costly methods to ship our products. Failure to adequately produce and timely ship our products to customers could lead to increased costs and lost sales, negatively impact our relationships with customers, and adversely impact our brand reputation.

Any disruption or failure in our primary distribution facilities may materially adversely affect our business or operations.

We rely on our primary distribution facilities in order to support our direct to consumer and wholesale operations, meet customer fulfillment expectations, manage inventory, complete sales and achieve operating efficiencies. We may have a greater risk than our peers due to the concentration of our distribution facilities, as substantially all of our products for each operating group are distributed through one or two principal distribution centers. Although we continue to enhance our enterprise order management capabilities to deliver products from other physical locations, our ability to effectively support our direct to consumer and wholesale operations, meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of these distribution facilities, each of which manages the receipt, storage, sorting, packing and distribution of finished goods. In addition, initiatives to build new distribution centers or enhance existing distribution centers, such as our multi-year project to build a new distribution center in the Southeastern United States that will provide significant or exclusive support for all of our brands, or to transition operations among distribution facilities or third party service providers, may be subject to delays, cost overruns, supply chain disruptions or inability to obtain labor or materials which could result in substantial expense to us, disrupt our operations and divert the attention of our management. In addition, we may face challenges integrating the distribution center with the systems supporting our brands and transitioning operations to the distribution center around peak selling seasons, and there can be no assurance that any such investments will achieve anticipated efficiencies.

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

We and our third party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, silk, linen, polyester, cellulosic fibers, leather, and other natural and man-made fibers, or blends of two or more of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. The cost of the materials and components that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, can fluctuate. We historically have not entered into any futures contracts to hedge commodity prices. In recent years, we experienced increased costs of raw materials, including cotton, that impacted our production costs. These price increases could continue in future years.

Employment costs represented more than 40% of our consolidated SG&A in Fiscal 2023, and we have seen increases in the cost of labor in our retail, restaurant and distribution center operations as well as at many of our suppliers in recent years. Employment costs are affected by labor markets, as well as various federal, state and foreign laws governing matters such as minimum wage rates, overtime compensation and other requirements. In addition, in recent years, there has been significant political pressure and legislative action to increase the minimum wage rate in many of the jurisdictions in which we operate. We have also experienced increases in freight costs and distribution and logistics functions and may continue to see such cost and capacity pressures. Although we attempt to mitigate the effect of increases in our cost of goods sold, labor costs, occupancy costs, other operational costs and SG&A items through sourcing initiatives and by selectively increasing the prices of our products, we may be unable to fully pass on these costs to our customers, and material increases in our costs may reduce the profitability of our operations and/or adversely impact our results of operations.

Labor-related matters, including labor disputes, may adversely affect our operations.

We may be adversely affected as a result of labor disputes in our own operations or in those of third parties with whom we work. Our business depends on our ability to source and distribute products in a timely manner, and our new retail store and restaurant growth is dependent on timely construction of our locations. While we are not subject to any organized labor agreements and have historically enjoyed good employee relations, there can be no assurance that we will not experience work stoppages or other labor problems in the future with our employees. In addition, potential labor disputes at independent factories where our goods are produced, shipping ports or transportation carriers create risks for our business, particularly if a dispute results in work slowdowns, lockouts, strikes or other disruptions during our peak manufacturing, shipping and selling seasons. Further, we plan our inventory purchases and forecasts based on the anticipated timing of retail store and restaurant openings, which could be delayed as a result of a number of factors, including labor disputes among contractors engaged to construct our locations or within government licensing or permitting offices or the unavailability of qualified contractors due to labor shortages. Any potential labor dispute, either in our own operations or in those of third parties on whom we rely, could materially affect our costs, decrease our sales, harm our reputation or otherwise negatively affect our operations.

Our geographic concentration exposes us to certain regional risks.

Our operations and retail and restaurant locations are heavily concentrated in the United States and certain geographic areas within the United States, including Florida, California, Texas and Hawaii for our Tommy Bahama operations; Florida for our Lilly Pulitzer operations; California for our Johnny Was operations; and Florida for our Emerging Brands operations. Additionally, the wholesale sales for our businesses are also geographically concentrated, including in geographic areas where we have concentrations of our own retail store and restaurant locations. Due to these concentrations, as well as our brands’ association with the resort lifestyle and destinations, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, climate-related conditions, natural disasters, public health crises, changing demographics and other factors.

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

We are subject to an increasing number of evolving and stringent standards, laws and other regulations, including those relating to labor, employment, privacy and data security, consumer protection, marketing, health, product performance, content and safety, anti-bribery, taxation, customs, logistics and other operational matters. These laws and regulations, in the United States and abroad, are complex and often vary widely by jurisdiction, making it difficult for us to ensure that we are currently or will in the future be compliant with all applicable laws and regulations in all the states and countries in which we operate. In addition to the local laws of the foreign countries in which we operate, we are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. If any of our international operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

We have seen many new laws and regulations going into effect or being proposed in recent years, including in areas such as consumer and data privacy, matters related to corporate responsibility marketing and trade. We may be required to make significant expenditures and devote significant time and management resources to comply with any existing or future laws or regulations, and a violation of applicable laws and regulations by us, or any of our suppliers or licensees, may restrict our ability to import products, require a recall of our products, lead to fines or otherwise increase our costs, negatively impact our ability to attract and retain employees or materially limit our ability to operate our business. In addition, regardless of whether any allegations of violations of the laws and regulations governing our business are valid or whether we ultimately become liable, we may be materially affected by negative publicity as a result of such allegations.

Changes in international trade regulation could increase our costs and/or disrupt our supply chain.

Due to our international sourcing activities, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate. These risks include imposition of antidumping, countervailing or other duties, tariffs, taxes or quota restrictions; government-imposed restrictions as a result of public health issues; changes in customs procedures for importing apparel products; restrictions on the transfer of funds to or from foreign countries; and the issuance of sanctions and trade orders. Any of these factors may disrupt our supply chain, and we may be unable to offset any associated cost increases by shifting production to suitable manufacturers in other jurisdictions in a timely manner or at acceptable prices, and future regulatory actions or changes in international trade regulation may provide our competitors with a material advantage over us or render our products less desirable in the marketplace.

There has been heightened trade tension between the United States and China, from which we sourced 41% of our products in Fiscal 2023 and from which Johnny Was has sourced more than 90% of its products in recent years, with multiple rounds of increased U.S. tariffs on China-imported goods implemented in 2018 and 2019. It is unclear what, if any, additional actions might be considered or implemented, particularly in the current geopolitical environment. Significant tariffs or other restrictions placed on Chinese imports and any related countermeasures that are taken by China could have an adverse effect on our financial condition or results of operations.

Any violation or perceived violation of our Supplier Code of Conduct or environmental and social compliance programs, including by our manufacturers or vendors, could have a material adverse effect on our brands.

We have a robust legal, social and environmental compliance program, including a Supplier Code of Conduct and vendor compliance standards. The reputation of our brands could be harmed if we or our third-party producers and vendors, substantially all of which are located outside the United States, fail to meet appropriate human rights, environmental, product safety and product quality standards. Despite our efforts, we cannot ensure that our producers and vendors will at all times conduct their operations in accordance with ethical practices or that the products we purchase will always meet our safety and quality control standards, and any failure to do so could disrupt our supply chain and adversely affect our business operations.

The presence or perception of forced labor in our supply chain in spite of our efforts to ensure that our third-party producers and vendors meet human rights and labor standards could result in adverse impacts on our business, including the detention of goods at U.S. ports of entry, challenges in identifying replacement vendors and harm to our reputation. While we have diversified the jurisdictions from which we source products and product inputs, our manufacturing operations remain concentrated in Asia, cotton is among the principal raw materials used in many of our goods and even the cotton used in our products manufactured outside of China largely originates from Chinese fabric mills. Starting in Fiscal 2020, the U.S. Government issued withhold release orders in response to concerns regarding forced labor in the Xinjiang Uyghur Autonomous Region (the “XUAR”) of China. The XUAR is a globally significant source of cotton production, much of which is controlled by the Xinjiang Production and Construction Corporation (“XPCC”) and its affiliates. The Uyghur Forced Labor Prevention Act (“UFLPA”), which was enacted in 2021, created a rebuttable presumption that goods produced in whole or in part in the XUAR or connected with certain listed companies, including the XPCC and its affiliates, were produced using forced labor and are, therefore, barred from entry into the United States. Requirements for enhanced supply chain traceability, monitoring and risk screening, including pursuant to the UFLPA, have increased our compliance costs. Furthermore, while we do not knowingly source any products or product inputs from the XUAR, we have no known involvement with the XPCC, its affiliates or other entity list companies and we prohibit our suppliers from using forced labor, our supply chain is complex, and we may not have the ability to completely map and monitor it. We could be subject to penalties, fines or sanctions if any of the producers from which we purchase goods is found or suspected to have dealings, directly or indirectly, with the XUAR or entity list companies, and any actions taken by customs officials to block the import of products suspected of being manufactured with forced labor, whether or not founded, could adversely impact our operations and financial results.

Furthermore, consumers are increasingly attuned to the environmental and social impact of the products they purchase and companies with which they do business. A failure to effectively convey our core principles to our customers and investors or to accurately communicate our social responsibility and environmental sustainability initiatives and respond to concerns raised about them, including through our websites and social media channels, could result in a negative public perception of our brands and products and negatively impact our business.

As a multi-national apparel company, we may experience fluctuations in our tax liabilities and effective tax rate.

As a multi-national apparel company, we are subject to income taxes in the United States and various foreign jurisdictions. We record our income tax liability based on an analysis and interpretation of local tax laws and regulations, which requires a significant amount of judgment and estimation. In addition, we may from time to time modify our operations in an effort to minimize our consolidated income tax expense. Our effective income tax rate in any particular period or in future periods may be affected by a number of factors, including a shift in the mix of revenues, income and/or losses among domestic and international sources during a year or over a period of years; changes in tax laws, regulations or international tax treaties; the outcome of income tax audits; the difference between the income tax deduction and the previously recognized income tax benefit related to the vesting of equity-based compensation awards; and the resolution of uncertain tax positions, any of which could adversely affect our effective income tax rate and profitability. Further, changes to U.S. and foreign tax laws and compliance with new tax laws could have a material adverse effect on our tax expense, cash flows and operations.

Impairment charges for goodwill or intangible assets could have a material adverse impact on our financial results.

The carrying values of our goodwill and intangible assets, including those recorded in connection with our acquisition of a business, are subject to periodic impairment testing. Impairment testing of goodwill and intangible assets requires us to make estimates about future performance and cash flows that are inherently uncertain and can be affected by numerous factors, including changes in economic conditions, income tax rates, our results of operations and competitive conditions in the industry. In Fiscal 2023, we recognized $111 million of noncash impairment charges for goodwill and intangible assets in connection with the operations of Johnny Was, which was driven by the prevailing macroeconomic environment’s impact on near-term expectations for our business operations and higher interest rates. Future impairment charges may have a material adverse effect on our consolidated financial statements or results of operations.

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

In recent years, we have experienced staffing shortages, higher turnover rates and challenges in recruiting and retaining qualified employees at all levels of our organization, which may continue in the future. Our inability or failure to recruit and retain skilled personnel, or the still undeterminable longer term impact of our embracing remote and hybrid work arrangements on professional development and progression, retention and company culture, could adversely impact our business, financial performance, reputation, ability to keep up with the needs of our customers and overall customer satisfaction.

We may be unable to protect our trademarks and other intellectual property.

We believe that our trademarks and other intellectual property rights have significant value and are important to our continued success and our competitive position due to their recognition by consumers and retailers. Substantially all of our consolidated net sales are attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree on our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. We have also experienced challenges with enforcing our intellectual property rights on third party e-commerce websites, especially those based in foreign jurisdictions. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.

We devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts. Despite these efforts, we regularly discover products that infringe our proprietary rights or that otherwise seek to mimic or leverage our intellectual property. Counterfeiting and other infringing activities typically increase as brand recognition increases, and association of our brands with inferior counterfeit reproductions or third-party labels could adversely affect the integrity and reputation of our brands.

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

Our common stock, which is currently listed on the New York Stock Exchange, may be subject to extreme and unpredictable fluctuations in price. The market price of our common stock may decline, or litigation may ensue, if the results of our operations or projected results do not meet the expectations of securities analysts or our shareholders, investors are unreceptive to an announcement of changes in our business or our strategic initiatives or securities analysts who follow our company change their ratings or estimates of our future performance. Our stock price may also change suddenly as a result of other factors beyond our control, including general economic conditions, new or modified legislation impacting our industry, announcements by our competitors, or sales of our stock by existing shareholders.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats. We obtain input, as appropriate, for our cybersecurity risk management program from threat intelligence services, cybersecurity consultants, and multiple external sources. Our cybersecurity program is managed by our Head of Cyber Security, whose team is responsible for leading enterprise-wide cybersecurity strategy, risk assessment, and management policies, standards, architecture, and processes. The Head of Cyber Security has a master’s degree in cybersecurity, maintains industry certifications, and has over 20 years of prior work experience in various roles involving information technology, cybersecurity, and compliance. We augment our cybersecurity team with consultants, contract resources, and managed security service providers when needed. Our executive leadership team, along with input the Head of Cyber Security, are responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the company.

Our Board has delegated to its Audit Committee oversight responsibility for cyber risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements. The Head of Cyber Security provides quarterly reports to our Audit Committee regarding cyber risk trends, technology security risks, projects to continually enhance our information security systems, cybersecurity strategy, and the emerging threat landscape. The Audit Committee reports any findings and recommendations, as appropriate, to the full Board for consideration. Our cybersecurity program is periodically evaluated by internal and external resources to evaluate and enhance the effectiveness of our information security policies, controls, and procedures. The results of those reviews are reported to senior management and the Audit Committee. As part of our cyber risk management program, we track and log security incidents across our enterprise and perform third-party risk assessments to identify and attempt to mitigate risks from third parties such as vendors and suppliers.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents or provide assurances that we have not experienced an undetected cybersecurity incident. In addition, while we have implemented a risk management process to mitigate cybersecurity risks that arise from utilizing third party service providers, suppliers, and vendors, our control over and ability to monitor the security posture of third parties with whom we do business remains limited and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by such third parties.

For more information on our cybersecurity related risks, see Part I, Item 1A. Risk Factors of this Report.

Item 2.   Properties

We lease and own space for our direct to consumer locations, distribution centers, and sales/administration offices in various locations. We believe that our existing properties are well maintained, are in good operating condition and will be adequate for our present level of operations.

In the ordinary course of business, we enter into lease agreements for our direct to consumer operations, including leases for full-price retail store, food and beverage and outlet store space. The leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement, among other terms and conditions. At times, we may determine that it is appropriate to close certain direct to consumer or other locations that no longer meet our investment criteria, by either not renewing the lease, exercising an early termination option, negotiating an early termination or otherwise. Despite prevailing market conditions becoming increasingly competitive and commanding significantly higher rents for the most desired properties, we anticipate that we will be able to extend our leases for existing leases in desirable locations, to the extent that they expire in the near future, on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms. The terms and conditions of lease renewals or relocations may not be as favorable as existing leases.

Details of the principal administrative, sales and distribution facilities used in our operations, including approximate square footage, are as follows:

			Square	Lease
Location	Primary Use	Operating Group	Footage	Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	125,000	2026
Auburn, Washington (1)	Distribution center	Tommy Bahama	335,000	2025
King of Prussia, Pennsylvania	Sales/administration and distribution center	Lilly Pulitzer	160,000	Owned
Los Angeles, California	Sales/administration	Johnny Was	30,000	2032
Los Angeles, California	Administration and distribution center	Johnny Was	70,000	2025
Atlanta, Georgia	Sales/administration	Corporate/Other	30,000	2026
Lyons, Georgia	Distribution center	Various	420,000	Owned

(1)	The lease on the Auburn, Washington Distribution center was extended in Fiscal 2024 through Fiscal 2035.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 24, 2024, there were 255 record holders of our common stock.

On March 25, 2024, our Board of Directors approved a cash dividend of $0.67 per share payable on May 3, 2024 to shareholders of record as of the close of business on April 19, 2024. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends or repurchases of our common stock. For details about limitations on our ability to pay dividends, see the discussion of our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”) in Note 6 of our consolidated financial statements and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during Fiscal 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have certain stock incentive plans as described in Note 8 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Fourth Quarter of Fiscal 2023, no shares were repurchased pursuant to these plans.

As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2021, and in subsequent filings, on December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. Pursuant to the Board of Directors’ authorization, in the First Quarter of Fiscal 2023, we entered into a $20 million open market stock repurchase program (Rule 10b5-1 plan) to acquire shares of our stock. During the Second Quarter of Fiscal 2023 and the Third Quarter of Fiscal 2023, we repurchased 186,000 and 10,000 shares, respectively, of our common stock for $19 million and $1 million, respectively. Over the life of the $20 million open market repurchase program we repurchased 196,000 shares, or 1%, of our outstanding shares at the commencement of the program for an average price of $102 per share.

During the Fourth Quarter of Fiscal 2023, we did not repurchase any shares of our stock pursuant to this authorization. After considering the repurchases during Fiscal 2023 as of February 3, 2024, there were no amounts remaining under the open market repurchase program and $30 million remaining under the Board of Directors’ authorization.

Stock Price Performance Graph

The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years, beginning February 2, 2019, and ending February 3, 2024, of (1) The S&P SmallCap 600 Index and (2) The S&P 500 Apparel, Accessories and Luxury Goods.

	INDEXED RETURNS
	Base Period	Years Ended
Company / Index	2/2/19	2/1/20	1/30/21	1/29/22	1/28/23	2/3/24
Oxford Industries, Inc.	100	91.67	88.01	111.12	164.80	138.81
S&P SmallCap 600 Index	100	106.63	131.34	142.26	141.93	147.56
S&P 500 Apparel, Accessories & Luxury Goods	100	92.13	90.11	88.75	64.72	52.88

Item 6.  Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, cash flows, liquidity and capital resources compares Fiscal 2023 to Fiscal 2022 and should be read in conjunction with our consolidated financial statements contained in this report.

The results of operations, cash flows, liquidity and capital resources for Fiscal 2022 compared to Fiscal 2021 are not included in this report on Form 10-K. For a discussion of our results of operations, cash flows, liquidity and capital resources for Fiscal 2022 compared to Fiscal 2021 and certain other financial information related to Fiscal 2022 and Fiscal 2021, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our 2022 Annual Report on Form 10-K, filed with the SEC on March 28, 2023, which is available on the SEC’s website at www.sec.gov and under the Investor Relations section of our website at www.oxfordinc.com.

OVERVIEW

Business Overview

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer, Johnny Was, Southern Tide, TBBC, Duck Head and Jack Rogers lifestyle brands.

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

On September 19, 2022, we acquired Johnny Was. Johnny Was products are sold through the Johnny Was website and full-price retail stores and outlets as well as select department stores and specialty stores. We continue to execute acquisition and integration activities in connection with the Johnny Was acquisition, such as investing in distribution and technology infrastructure. The financial information included in the results of operations discussion below for Fiscal 2022, includes only the nineteen weeks from the September 19, 2022 acquisition through January 28, 2023. Therefore, the amounts included in the results of operations below for Fiscal 2022 are not indicative of results for a full year. Refer to Note 4 and Note 2 of our consolidated financial statements included in this report for additional information about the Johnny Was acquisition.

During Fiscal 2023, 80% of our consolidated net sales were through our direct to consumer channels of distribution, which consist of our brand specific full-price retail stores, e-commerce websites and outlets, as well as our Tommy Bahama food and beverage operations. The remaining 20% of our net sales was generated through our wholesale distribution channels, which complement our direct to consumer operations and provide access to a larger base of consumers. Our wholesale operations consist of sales of products bearing the trademarks of our lifestyle brands to various specialty stores, better department stores, Signature Stores, multi-branded e-commerce retailers and other retailers.

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

The current macroenvironment, with heightened concerns about continuing inflationary trends, a global economic recession, geopolitical issues, the availability and cost of credit and elevated interest rates for prolonged periods, combined with heightened promotional activity in our industry, is creating a complex and challenging retail environment, which has impacted our businesses and financial results during Fiscal 2023 and exacerbated some of the inherent challenges to our operations and may continue to do so in the future. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses.

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

Key Operating Results

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for Fiscal 2023 and Fiscal 2022:

	Fiscal
	Fiscal 2023	Fiscal 2022
Net sales	$1,571,475	$1,411,528
Operating income	$80,982	$218,774
Net earnings	$60,703	$165,735
Net earnings per diluted share	$3.82	$10.19
Weighted average shares outstanding - diluted	15,906	16,259

Net earnings per diluted share were $3.82 in Fiscal 2023 compared to $10.19 in Fiscal 2022. The 63% decrease in net earnings per diluted share was primarily due to a 63% decrease in net earnings partially offset by a 2% reduction in weighted average shares outstanding due to open market share repurchases in Fiscal 2022 and Fiscal 2023. The decreased net earnings was primarily due to (1) lower operating income at Johnny Was primarily resulting from the noncash $111 million impairment charge recognized in the Fourth Quarter of Fiscal 2023, (2) lower operating income at Tommy Bahama, Lilly Pulitzer and Emerging Brands, (3) increased interest expense, (4) a higher operating loss at Corporate and Other and (5) lower royalty income. These decreases were offset by a lower effective tax rate.

During Fiscal 2023 we generated $244 million of cash flows from operations, which exceeded our cash used for capital expenditures, dividends and share repurchases. With our long history of strong positive cash flows from operations exceeding cash requirements for capital expenditures and dividends and our strong balance sheet, we believe our anticipated future cash flows from operations will provide sufficient cash to satisfy our ongoing operating cash requirements, ample funds to continue to invest in our lifestyle brands, the project to build a new distribution center in the Southeastern United States, direct to consumer initiatives and information technology projects, additional cash flow to repay outstanding debt and sufficient cash for other strategic initiatives.

OPERATING GROUPS

We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Subsequent to our acquisition of Johnny Was in September 2022, our business is organized as our Tommy Bahama, Lilly Pulitzer, Johnny Was and Emerging Brands operating groups. Operating results for periods prior to Fiscal 2022 also include the Lanier Apparel operating group, which we exited in Fiscal 2021. For a more extensive description of our reportable operating groups and Corporate and Other, see Part I, Item 1. Business and Note 2 of our consolidated financial statements, both included in this report.

COMPARABLE SALES

We often disclose comparable sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable sales include net sales from our full-price retail stores and e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that the inclusion of both full-price retail stores and e-commerce sites in the comparable sales disclosures is a more meaningful way of reporting our comparable sales results, given similar inventory planning, allocation and return policies, as well as our cross-channel marketing and other initiatives for the direct to consumer channels. For our comparable sales disclosures, we exclude (1) outlet store sales and e-commerce flash clearance sales, as those clearance sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occur at lower gross margins than our non-clearance direct to consumer sales, and (2) food and beverage sales, as we do not currently believe that the inclusion of food and beverage sales in our comparable sales disclosures is meaningful in assessing our total company operations. Comparable sales information reflects net sales, including shipping and handling revenues, if any, associated with product sales.

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

	February 3,	January 28,	January 29,	January 30,
	2024	2023	2022	2021
Tommy Bahama full-price retail stores	102	103	102	105
Tommy Bahama retail-food & beverage locations	22	21	21	20
Tommy Bahama outlets	34	33	35	35
Total Tommy Bahama locations	158	157	158	160
Lilly Pulitzer full-price retail stores	60	59	58	59
Johnny Was full-price retail stores	72	65	—	—
Johnny Was outlets	3	2	—	—
Total Johnny Was locations	75	67	—	—
Southern Tide full-price retail stores	19	6	4	3
TBBC full-price retail stores	3	3	1	—
Total Oxford direct to consumer locations	315	292	221	222

RESULTS OF OPERATIONS

The following table sets forth the specified line items in our consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding.

	Fiscal 2023		Fiscal 2022		Fiscal 2021
Net sales	$1,571,475	100.0%	$1,411,528	100.0%	$1,142,079	100.0%
Cost of goods sold	575,890	36.6%	522,673	37.0%	435,861	38.2%
Gross profit	995,585	63.4%	888,855	63.0%	706,218	61.8%
SG&A	820,705	52.2%	692,004	49.0%	573,636	50.2%
Impairment of goodwill and intangible assets	113,611	7.2%	—	—%	—	—%
Royalties and other operating income	19,713	1.3%	21,923	1.6%	32,921	2.9%
Operating income	80,982	5.2%	218,774	15.5%	165,503	14.5%
Interest expense, net	6,036	0.4%	3,049	0.2%	944	0.1%
Earnings before income taxes	74,946	4.8%	215,725	15.3%	164,559	14.4%
Income taxes	14,243	0.9%	49,990	3.5%	33,238	2.9%
Net earnings	$60,703	3.9%	$165,735	11.7%	$131,321	11.5%

Net earnings per share	$3.82		$10.19		$7.78

Weighted average shares outstanding - diluted	15,906		16,259		16,869

The following table presents the proportion of our consolidated net sales, including any net sales of Johnny Was and Lanier Apparel, by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Retail	39%	39%	39%
E-commerce	34%	33%	32%
Food & beverage	7%	8%	8%
Wholesale	20%	20%	20%
Total	100%	100%	100%

FISCAL 2023 COMPARED TO FISCAL 2022

The discussion and tables below compare certain line items included in our consolidated statements of operations for Fiscal 2023, which includes 53 weeks, to Fiscal 2022, which includes 52 weeks, except where indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Fiscal
	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$898,807	$880,233	$18,574	2.1%
Lilly Pulitzer	343,499	339,266	4,233	1.2%
Johnny Was	202,859	72,591	130,268	NM %
Emerging Brands	126,825	116,484	10,341	8.9%
Corporate and Other	(515)	2,954	(3,469)	(117.4)%
Consolidated net sales	$1,571,475	$1,411,528	$159,947	11.3%

Consolidated net sales were $1.6 billion in the 53 week Fiscal 2023 compared to net sales of $1.4 billion in the 52 week Fiscal 2022. The 11% increase in net sales included (1) a $130 million increase in sales for Johnny Was, which we owned for 19 out of the 52 weeks of Fiscal 2022 and (2) single-digit percentage increases in each of our Tommy Bahama, Lilly Pulitzer, and Emerging Brands operating groups. We estimate that the 53rd week in Fiscal 2023 provided an approximate $16 million benefit to our consolidated net sales.

The increase in net sales by distribution channel consisted of the following:

●	an increase in full-price e-commerce sales of $66 million, or 16%, including (1) a $53 million increase in full-price e-commerce sales in Johnny Was and (2) an increase in full-price e-commerce sales in Tommy Bahama and Emerging Brands. These increases were partially offset by a decrease in full-price e-commerce sales in Lilly Pulitzer;
●	an increase in full-price retail store sales of $46 million, or 9%, including (1) a $47 million increase in full-price retail store sales in Johnny Was and (2) an increase in full-price retail store sales in Emerging Brands. These increases were partially offset by a decrease in full-price retail sales in Tommy Bahama. Lilly Pulitzer full-price retail sales were comparable in Fiscal 2023 to Fiscal 2022;
●	an increase in wholesale sales of $30 million, or 11%, including (1) a $26 million increase in wholesale sales for Johnny Was and (2) an increase in wholesale sales in Tommy Bahama. These increases were partially offset by a decrease in wholesale sales in Emerging Brands. Lilly Pulitzer wholesale sales were comparable in Fiscal 2023 to Fiscal 2022~~;~~

●	an increase in e-commerce flash clearance sales of $7 million, or 13%;
●	an increase in food and beverage sales of $7 million, or 6%; and
●	an increase in outlet sales of $7 million, or 10%, including a $3 million increase in outlet sales in Johnny Was.

Tommy Bahama:

Tommy Bahama net sales increased $19 million, or 2%, in Fiscal 2023, with an increase in (1) e-commerce sales of $10 million, or 5%, (2) wholesale sales of $8 million, or 5%, (3) food and beverage sales of $7 million, or 6%, and (4) outlet sales of $3 million, or 5%. These increases were partially offset by a decrease in full-price retail sales of $9 million, or 3%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Fiscal 2023	Fiscal 2022
Retail	45%	46%
E-commerce	25%	24%
Food & beverage	13%	13%
Wholesale	17%	17%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales increased $4 million, or 1%, in Fiscal 2023, with an increase in e-commerce flash clearance sales of $7 million, or 13%. This increase was partially offset by a decrease in full-price e-commerce sales of $3 million, or 3%. Wholesale sales and full-price retail sales were comparable in Fiscal 2023 to Fiscal 2022. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Fiscal 2023	Fiscal 2022
Retail	33%	33%
E-commerce	51%	51%
Wholesale	16%	16%
Total	100%	100%

Johnny Was:

Johnny Was net sales were $203 million in Fiscal 2023. We owned Johnny Was for 19 out of the 52 weeks of Fiscal 2022. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	Fiscal 2023	Fiscal 2022
Retail	38%	36%
E-commerce	41%	42%
Wholesale	21%	22%
Total	100%	100%

Emerging Brands:

Emerging Brands net sales increased $10 million, or 9%, in Fiscal 2023, including $2 million of sales in Jack Rogers that was acquired during the Fourth Quarter of Fiscal 2023. Sales increases in Southern Tide and Duck Head were partially offset by a slight sales decrease in TBBC. By distribution channel, the $10 million increase included increases of (1) $7 million, or 126%, in retail sales as we opened new retail locations and (2) $6 million, or 12%, in e-commerce. These increases were partially offset by a $3 million, or 5%, decrease in wholesale sales that includes the impact of the acquisition and conversion of six former Southern Tide Signature Store operations to company owned retail stores. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	Fiscal 2023	Fiscal 2022
Retail	11%	6%
E-commerce	43%	42%
Wholesale	46%	52%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of net sales to third parties for our Lyons, Georgia distribution center operations as well as net sales of our Oxford America business, which we exited in Fiscal 2022. The decrease in net sales was primarily due to the exit of Oxford America.

Gross Profit

The tables below present gross profit by operating group and in total for Fiscal 2023 and Fiscal 2022, as well as the change between those two periods and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$579,118	$567,557	$11,561	2.0%
Lilly Pulitzer	226,206	225,028	1,178	0.5%
Johnny Was	137,567	44,765	92,802	NM %
Emerging Brands	61,798	53,012	8,786	16.6%
Corporate and Other	(9,104)	(1,507)	(7,597)	NM %
Consolidated gross profit	$995,585	$888,855	$106,730	12.0%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$9,605	$2,667
Inventory step-up charge included in Johnny Was	$—	$4,230

	Fiscal 2023	Fiscal 2022
Tommy Bahama	64.4%	64.5%
Lilly Pulitzer	65.9%	66.3%
Johnny Was	67.8%	61.7%
Emerging Brands	48.7%	45.5%
Corporate and Other	NM %	NM %
Consolidated gross margin	63.4%	63.0%

The increased gross profit of 12% was primarily due to the 11% increase in net sales as well as increased consolidated gross margin. The higher gross margin included (1) the higher gross margin of Johnny Was for a full Fiscal 2023 relative to only 19 weeks in Fiscal 2022, with Fiscal 2022 gross margin for Johnny Was impacted by purchase accounting, (2) fewer inventory markdowns in the Emerging Brands operating group and (3) reduced freight costs resulting primarily from lower ocean freight rates. These increases were partially offset by (1) increased e-commerce flash clearance sales in Lilly Pulitzer, (2) increased sales during the loyalty award, Flip Side marketing, and end of season clearance events in Tommy Bahama and (3) $7 million in higher LIFO accounting charges in Fiscal 2023 compared to Fiscal 2022. We estimate that the 53rd week in Fiscal 2023 resulted in approximately $10 million of additional gross profit.

Tommy Bahama:

The comparable gross margin for Tommy Bahama was primarily due to increased sales during special event promotions, including loyalty award card, Flip Side, Friends & Family and gift with purchase events and end of season clearance events. This decrease was partially offset by (1) reduced freight costs resulting primarily from lower ocean freight rates, (2) improved gross margin at food & beverage locations primarily resulting from lower food costs and (3) improved gross margin in outlet stores due primarily to the availability of newer product from full-price retail stores.

Lilly Pulitzer:

The lower gross margin for Lilly Pulitzer was primarily due to (1) a change in sales mix with flash clearance sales representing a larger proportion of net sales, (2) higher loyalty reward discounts driven by the new loyalty program implemented in 2023 and (3) a change in sales mix with off-price sales representing a larger proportion of wholesale sales. These decreases were partially offset by (1) an increase in initial product margins and (2) reduced freight costs resulting primarily from lower ocean freight rates.

Johnny Was:

Gross margin for Fiscal 2023 was 67.8% compared to 61.7% in Fiscal 2022 for the 19 weeks from September 19, 2022 through the end of Fiscal 2022. Gross margin in Fiscal 2022 was unfavorably impacted by $4 million of incremental cost of goods sold resulting from the charge related to the step up of inventory to fair value at acquisition.

Emerging Brands:

The higher gross margin for Emerging Brands was primarily due to (1) fewer inventory markdowns and (2) a change in sales mix with direct to consumer sales representing a greater proportion of net sales. This increase was partially offset by lower gross margin on wholesale sales due to off-price wholesale sales of previously marked down inventory representing a greater proportion of wholesale sales.

Corporate and Other:

The gross profit in Corporate and Other primarily includes the impact of LIFO accounting adjustments, the sales of the Lyons, Georgia distribution center operations to third parties and the sales of the Oxford America business. The primary driver for the decreased gross profit was the $7 million higher LIFO accounting charge. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve.

SG&A

	Fiscal 2023	Fiscal 2022	$ Change	% Change
SG&A	$820,705	$692,004	$128,701	18.6%
SG&A (as a % of net sales)	52.2%	49.0%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$13,852	$5,194
Transaction expenses and integration costs associated with the Johnny Was acquisition included in Corporate and Other	$—	$2,783

SG&A was $821 million in Fiscal 2023 compared to SG&A of $692 million in Fiscal 2022 with approximately $85 million, or 66%, of the increase due to the SG&A of Johnny Was. The 19% increase in total SG&A in Fiscal 2023 included the following, each of which includes the SG&A of Johnny Was: (1) increased employment costs of $46 million, primarily due to increased head count, pay rate increases and other employment cost increases, including in our direct to consumer and distribution center operations partially offset by lower incentive compensation amounts, (2) a $22 million increase in advertising expense, (3) a $15 million increase in occupancy expenses, (4) a $12 million increase in variable expenses related to higher sales, including credit card transaction fees, supplies, commissions, royalties and other expense, (5) a $9 million increase in amortization of intangible assets, (6) a $6 million increase in depreciation expense and (7) a $5 million increase in administrative expenses including professional fees, travel and other items. These increases were partially offset by the lack of $3 million in transaction expenses associated with the Johnny Was acquisition in Fiscal 2022. We estimate that the 53rd week in Fiscal 2023 resulted in approximately $11 million of incremental SG&A.

Impairment of goodwill, intangible assets and equity method investments

As a result of the annual impairment assessments performed in the Fourth Quarter of Fiscal 2023, noncash impairment charges for goodwill and intangible assets totaling $111 million were recognized in the Johnny Was reporting unit. The impairment charges for Johnny Was reflect the current challenging macroeconomic environment that has resulted in a more cautious consumer and elevated interest rates for prolonged periods. The more cautious consumer has both negatively impacted Johnny Was’ wholesale customers and direct to consumer operations resulting in Johnny Was not performing as originally projected for Fiscal 2023 and the moderation of forecasted revenue and operating income in future years. Interest rates also increased significantly after the acquisition of Johnny Was in September 2022 and have remained at elevated levels, leading to an increase in discount rates used in our impairment analyses. Refer to Note 5 in the consolidated financial statements included in this report for additional disclosure regarding the Johnny Was impairment charges recognized in Fiscal 2023. There were no impairment charges for goodwill or intangible assets in Fiscal 2022.

In the Fourth Quarter of Fiscal 2023, we also recognized noncash impairment charges of $2 million related to an equity method investment in a smaller lifestyle brand that resulted from the entity’s forecast of future losses. Refer to “Equity Investments in Unconsolidated Entities” in Note 1 in the consolidated financial statements for additional disclosure regarding the impairment charge recognized in Fiscal 2023. There were no impairment charges for equity method investments in Fiscal 2022.

Royalties and other operating income

	Fiscal 2023	Fiscal 2022	$ Change	% Change
Royalties and other operating income	$19,713	$21,923	$(2,210)	(10.1)%
Notable items included in amounts above:
Gain on sale of Merida manufacturing facility	$(1,756)	$—

Royalties and other operating income typically consist of royalty income received from third parties from the licensing of our brands. Royalty income in Fiscal 2023 decreased by $2 million primarily due to (1) $2 million of lower royalties and other operating income in Tommy Bahama resulting from lower sales of our licensing partners and (2) a $2 million loss recognized in the Tommy Bahama Miramonte Resort & Spa reflected in Corporate and Other. The Tommy Bahama Miramonte Resort & Spa was remodeled and rebranded during Fiscal 2023 which led to increased expenses during the remodel and relaunch periods. These decreases were partially offset by a $2 million gain on the sale of the Merida manufacturing facility in Mexico in Fiscal 2023.

Operating income

	Fiscal 2023	Fiscal 2022	$ Change	% Change
Tommy Bahama	$160,543	$172,761	$(12,218)	(7.1)%
Lilly Pulitzer	56,110	67,098	(10,988)	(16.4)%
Johnny Was	(104,776)	(1,544)	(103,232)	NM %
Emerging Brands	6,714	15,602	(8,888)	(57.0)%
Corporate and Other	(37,609)	(35,143)	(2,466)	NM %
Consolidated operating income	$80,982	$218,774	$(137,792)	(63.0)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$9,605	$2,667
Inventory step-up charge included in Johnny Was	$—	$4,230
Amortization of Johnny Was intangible assets	$13,852	$5,194
Transaction expenses and integration costs associated with the Johnny Was acquisition included in Corporate and Other	$—	$2,783
Johnny Was goodwill and intangible asset impairment charge	$111,136	$—
Impairment of investment in unconsolidated entity	$2,475	$—
Gain on sale of Merida manufacturing facility	$(1,756)	$—

Operating income was $81 million in Fiscal 2023 compared to $219 million in Fiscal 2022. The decreased operating income included lower operating income in all operating groups including an increased operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$898,807	$880,233	$18,574	2.1%
Gross profit	$579,118	$567,557	$11,561	2.0%
Gross margin	64.4%	64.5%
Operating income	$160,543	$172,761	$(12,218)	(7.1)%
Operating income as % of net sales	17.9%	19.6%

The decreased operating income for Tommy Bahama was primarily due to (1) increased SG&A and (2) lower royalty income. These decreases were partially offset by higher sales. The increased SG&A was primarily due to (1) $14 million of increased employment costs, (2) a $4 million increase in advertising expense, (3) $4 million of increased variable expenses and (4) a $1 million increase in occupancy expenses. These increases were partially offset by a $3 million decrease in administrative expenses including professional fees, travel and other items.

Lilly Pulitzer:

	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$343,499	$339,266	$4,233	1.2%
Gross profit	$226,206	$225,028	$1,178	0.5%
Gross margin	65.9%	66.3%
Operating income	$56,110	$67,098	$(10,988)	(16.4)%
Operating income as % of net sales	16.3%	19.8%

The decreased operating income for Lilly Pulitzer was due to (1) increased SG&A and (2) lower gross margin. These decreases were partially offset by higher sales. The increased SG&A was primarily due to (1) $4 million of increased employment costs, (2) $4 million of increased depreciation and (3) $2 million of increased variable expenses.

Johnny Was:

	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$202,859	$72,591	$130,268	NM	%
Gross profit	$137,567	$44,765	$92,802	NM	%
Gross margin	67.8%	61.7%
Operating loss	$(104,776)	$(1,544)	$(103,232)	NM	%
Operating loss as % of net sales	(51.6)%	(2.1)%
Notable items included in amounts above:
Johnny Was goodwill and intangible asset impairment charge	$111,136	$—
Inventory step-up charge included in Johnny Was	$—	$4,230
Amortization of Johnny Was intangible assets	$13,852	$5,194

The operating results for Johnny Was in Fiscal 2023 include a full year of operations. Fiscal 2022 only included the 19 weeks from September 19, 2022, through the end of the fiscal year. The lower operating results for Johnny Was in Fiscal 2023 were primarily due to (1) the $111 million impairment charge for goodwill and intangible assets in the Fourth Quarter of Fiscal 2023, (2) a $9 million increase in amortization of intangible assets and (3) $1 million of costs associated with the implementation of a new e-commerce platform. These decreases were offset by the absence of $4 million of inventory step-up charges recorded in Fiscal 2022.

Emerging Brands:

	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$126,825	$116,484	$10,341	8.9%
Gross profit	$61,798	$53,012	$8,786	16.6%
Gross margin	48.7%	45.5%
Operating income	$6,714	$15,602	$(8,888)	(57.0)%
Operating income as % of net sales	5.3%	13.4%
Notable items included in amounts above:
Impairment of investment in unconsolidated entity	$2,475	$—

The decreased operating income for Emerging Brands was due to (1) increased SG&A and (2) an impairment charge in an unconsolidated entity. These decreases were partially offset by (1) higher sales and (2) higher gross margin. The increased SG&A included (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs and administrative expenses, (2) higher advertising expense and (3) increased variable expenses resulting from increased sales.

Corporate and Other:

	Fiscal 2023	Fiscal 2022	$ Change	% Change
Net sales	$(515)	$2,954	$(3,469)	(117.4)%
Gross profit	$(9,104)	$(1,507)	$(7,597)	NM	%
Operating loss	$(37,609)	$(35,143)	$(2,466)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$9,605	$2,667
Transaction expenses and integration costs associated with the Johnny Was acquisition	$—	$2,783
Gain on sale of Merida manufacturing facility	$(1,756)	$—

The increased operating loss in Corporate and Other was primarily a result of (1) the $7 million higher LIFO accounting charge in Fiscal 2023 relative to Fiscal 2022 and (2) a $2 million equity investment loss associated with the Tommy Bahama Miramonte Resort & Spa. This decrease was partially offset by (1) decreased SG&A, including decreased incentive compensation amounts, (2) a $2 million gain on the sale of the Merida manufacturing facility in Mexico and (3) the lack of $3 million of transaction expenses and integration costs associated with the Johnny Was acquisition incurred in Fiscal 2022.

Interest expense, net

	Fiscal 2023	Fiscal 2022	$ Change	% Change
Interest expense, net	$6,036	$3,049	$2,987	98.0%

The higher interest expense in Fiscal 2023 was primarily due to a higher average outstanding debt balance and increased interest rates during Fiscal 2023 than Fiscal 2022. We expect average debt levels in Fiscal 2024 to be lower than Fiscal 2023.

Income taxes

	Fiscal 2023	Fiscal 2022	$ Change	% Change
Income tax expense	$14,243	$49,990	$(35,747)	(71.5)%
Effective tax rate	19.0%	23.2%

Both Fiscal 2023 and Fiscal 2022 benefitted from the net favorable impact of certain items that resulted in a lower tax rate than the more typical annual effective tax rate of approximately 25%. Thus, the effective tax rates for Fiscal 2023 and Fiscal 2022 are not indicative of the effective tax rate expected in future periods. Refer to Note 11 of our consolidated financial statements included in this report for our income tax rate reconciliation and other information about our income tax expense for Fiscal 2023 and Fiscal 2022.

The income tax expense in Fiscal 2023 included the benefit of the vesting of restricted stock awards at a price significantly higher than the grant date fair value, the favorable utilization of research and development tax credits, changes in the fair value of life insurance policies associated with our deferred compensation plans and certain adjustments to the U.S. taxation on foreign earnings.  These favorable items were partially offset by unfavorable items related to the non-deductible amounts associated with executive compensation.

The income tax expense in Fiscal 2022 included the benefit of the reversal of $2 million of valuation allowances associated with net operating loss carry-forward amounts, the utilization of net operating loss carry-forward amounts to offset current year income in certain jurisdictions, a favorable provision to return adjustment and the impact of the vesting of employee stock awards. These favorable items were partially offset by various unfavorable items related to non-deductible amounts associated with executive compensation, changes in the fair value of life insurance policies associated with our deferred compensation plans and other items.

Net earnings

	Fiscal 2023	Fiscal 2022
Net sales	$1,571,475	$1,411,528
Operating income	$80,982	$218,774
Net earnings	$60,703	$165,735
Net earnings per diluted share	$3.82	$10.19
Weighted average shares outstanding - diluted	15,906	16,259

Net earnings per diluted share were $3.82 in Fiscal 2023 compared to $10.19 in Fiscal 2022. The 63% decrease in net earnings per diluted share included a 63% decrease in net earnings as well as a 2% reduction in weighted average shares outstanding due to open market share repurchases in Fiscal 2022 and Fiscal 2023. The decreased net earnings were primarily due to (1) lower operating income at Johnny Was primarily due to the $111 million Johnny Was impairment charge recognized in the Fourth Quarter of Fiscal 2023, (2) lower operating income at Tommy Bahama, Lilly Pulitzer, and Emerging Brands, (3) increased interest expense, (4) a higher operating loss at Corporate and Other and (5) lower royalty income. These decreases were partially offset by a lower effective tax rate.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer, Johnny Was, Southern Tide, TBBC, Duck Head and Jack Rogers lifestyle brands. We primarily distribute our products to our customers via direct to consumer channels of distribution, but we also distribute our products via wholesale channels of distribution.

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

Working Capital

	February 3,	January 28,
($ in thousands)	2024	2023	$ Change	% Change
Total current assets	$293,115	$330,463	$(37,348)	(11.3)%
Total current liabilities	$240,644	$269,639	(28,995)	(10.8)%
Working capital	$52,471	$60,824	$(8,353)	(13.7)%
Working capital ratio	1.22	1.23

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of February 3, 2024 decreased from January 28, 2023 primarily due to decreased inventories of $61 million. These decreases were partially offset by an increase in (1) receivables of $19 million and (2) prepaid expenses and other current assets of $5 million. Current liabilities as of February 3, 2024 decreased from January 28, 2023 primarily due to decreases in (1) accrued compensation of $11 million driven primarily by decreased accrued incentive compensation, (2) accounts payable of $9 million and (3) current operating lease liabilities of $9 million.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of February 3, 2024 as compared to January 28, 2023.

Current Assets:

	February 3,	January 28,
	2024	2023	$ Change	% Change
Cash and cash equivalents	$7,604	$8,826	$(1,222)	(13.8)%
Receivables, net	63,362	43,986	19,376	44.1%
Inventories, net	159,565	220,138	(60,573)	(27.5)%
Income tax receivable	19,549	19,440	109	0.6%
Prepaid expenses and other current assets	43,035	38,073	4,962	13.0%
Total current assets	$293,115	$330,463	$(37,348)	(11.3)%

Cash and cash equivalents were $8 million as of February 3, 2024, compared to $9 million as of January 28, 2023. The cash and cash equivalents balance as of February 3, 2024 and January 28, 2023 represent typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement.

The increased receivables, net as of February 3, 2024, was primarily due to (1) higher wholesale trade receivables resulting primarily from higher wholesale sales in Tommy Bahama and Lilly Pulitzer in the Fourth Quarter of Fiscal 2023, (2) increased tenant improvement allowance receivables due from landlords resulting from our increased store openings during Fiscal 2023 and (3) an insurance claim filed as a result of the wildfire on the island of Maui that destroyed the Tommy Bahama Marlin Bar in Lahaina, Hawaii in the Third Quarter of Fiscal 2023.

Inventories, net, included a $83 million and $76 million LIFO reserve as of February 3, 2024, and January 28, 2023, respectively. Inventories decreased in our Tommy Bahama, Lilly Pulitzer and Emerging Brands operating groups primarily due to continuing initiatives to focus on closely managing inventory purchases and reducing on-hand inventory levels. We believe that inventory levels in all operating groups are appropriate to support anticipated sales plans.

The increase in prepaid expenses and other current assets as of February 3, 2024, was primarily due to an increase in prepaid software costs.

Non-current Assets:

	February 3,	January 28,
	2024	2023	$ Change	% Change
Property and equipment, net	$195,137	$177,584	$17,553	9.9%
Intangible assets, net	262,101	283,845	(21,744)	(7.7)%
Goodwill	27,190	120,498	(93,308)	(77.4)%
Operating lease assets	263,934	240,690	23,244	9.7%
Other assets, net	32,188	32,209	(21)	(0.1)%
Deferred income taxes	24,179	3,376	20,803	616.2%
Total non-current assets	$804,729	$858,202	$(53,473)	(6.2)%

Property and equipment, net as of February 3, 2024, increased primarily due to the capital expenditures exceeding depreciation during Fiscal 2023.

The decrease in goodwill and intangible assets, net as of February 3, 2024, was primarily due to the $99 million and $12 million goodwill and intangible assets, net, impairment charges in Johnny Was during Fiscal 2023, respectively, as discussed in Note 5 of our consolidated financial statements included in this report. Intangible assets, net as of February 3, 2024, further decreased due to the amortization of intangible assets acquired in the acquisition of Johnny Was. The decrease in goodwill resulting from the Johnny Was impairment charge was partially offset by (1) the acquisition of Jack Rogers, (2) the acquisition of six former Southern Tide signature stores and (3) measurement period adjustments related to the acquisition of Johnny Was.

Operating lease assets as of February 3, 2024, increased primarily due to the addition of new leased locations, or the extension of existing leased locations, exceeding the recognition of amortization related to existing operating leases and the termination or reduced term of certain operating leases.

Deferred income taxes increased as of February 3, 2024, due primarily to the impairment of the Johnny Was goodwill and intangible asset balances that resulted in a change from a net deferred income tax liability position to a net deferred income tax asset position.

Liabilities:

	February 3,	January 28,
	2024	2023	$ Change	% Change
Total current liabilities	$240,644	$269,639	$(28,995)	(10.8)%
Long-term debt	29,304	119,011	(89,707)	—%
Non-current portion of operating lease liabilities	243,703	220,709	22,994	10.4%
Other non-current liabilities	23,279	20,055	3,224	16.1%
Deferred income taxes	—	2,981	(2,981)	(100.0)%
Total liabilities	$536,930	$632,395	$(95,465)	(15.1)%

Current liabilities decreased as of February 3, 2024, primarily due to (1) decreases in accounts payable, which was primarily due to decreased payables associated with lower inventory in transit, (2) decreases in accrued incentive compensation and (3) lower current operating lease related liabilities resulting from lease payments partially offset by the addition and extension of several leased locations. During Fiscal 2023, several new leased locations were added, and several locations were extended, which led to the addition of primarily non-current operating lease liabilities.

The reduction in long-term debt was the result of continuing initiatives to pay down our long-term debt balance.

Deferred income taxes decreased as of February 3, 2024, due primarily to the impairment of the Johnny Was goodwill and intangible asset balances that resulted in a change from a net deferred income tax liability position to a net deferred income tax asset position.

Statement of Cash Flows

The following table sets forth the net cash flows resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Cash provided by operating activities	$244,284	$125,610	$198,006
Cash used in investing activities	(83,981)	(151,747)	(181,572)
Cash used in financing activities	(161,172)	(11,527)	(38,175)
Net change in cash and cash equivalents	$(869)	$(37,664)	$(21,741)

Cash and cash equivalents were $8 million as of February 3, 2024, compared to $9 million as of January 28, 2023. Changes in cash flows in Fiscal 2023 and Fiscal 2022 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In Fiscal 2023 and Fiscal 2022, operating activities provided $244 million and $126 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including impairment charges, depreciation, amortization, equity-based compensation, gains on sale of assets and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities. In Fiscal 2023, changes in operating assets and liabilities had a slightly unfavorable impact on cash flow from operations primarily driven by decreases in current liabilities and increases in prepaid expenses and receivables partially offset by significant decreases in inventory balances. In Fiscal 2022 the changes in operating assets and liabilities had a significant net unfavorable impact on cash flow from operations driven primarily by increases in inventory and prepaid expenses.

Investing Activities:

In Fiscal 2023 and Fiscal 2022, investing activities used $84 million and $152 million of cash, respectively. On an ongoing basis, our cash flow primarily consists of our capital expenditures, which totaled $74 million and $47 million in Fiscal 2023 and Fiscal 2022, respectively.

In addition to our capital expenditures in Fiscal 2023, we paid (1) $12 million during Fiscal 2023 associated with acquisitions, including Jack Rogers and six former Southern Tide Signature Stores, and a working capital settlement associated with the acquisition of Johnny Was. We also received $2 million from the sale of the Merida manufacturing facility in Mexico. During Fiscal 2022, we paid $264 million for the acquisition of Johnny Was and also converted $165 million of short-term investments into cash to fund a portion of the acquisition.

In Fiscal 2024, our cash flow used in investing activities is expected to primarily consist of our capital expenditure investments in (1) the multi-year project to build a new distribution center in the Southeastern United States (2) direct to consumer operations, including opening, relocating and remodeling locations and (3) information technology initiatives, including e-commerce capabilities.

Financing Activities:

In Fiscal 2023 and Fiscal 2022, financing activities used $161 million and $12 million of cash, respectively. In Fiscal 2023, we repurchased $30 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and equity awards in respect of employee tax withholding liabilities; paid $42 million of dividends; and paid $2 million in deferred financing costs associated with the amendment of the U.S. Revolving Credit Agreement. In Fiscal 2022, we repurchased $95 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and of equity awards in respect of employee tax withholding liabilities; paid

$35 million of dividends; and paid $2 million of contingent consideration for the final contingent consideration payment related to the TBBC acquisition.

If net cash requirements are less than our net cash flows, we may repay amounts outstanding on our U.S. Revolving Credit Agreement, if any, consistent with our net repayment of $90 million of long-term debt in Fiscal 2023. Alternatively, to the extent we are in a net debt position and our net cash requirements exceed our net cash flows, we may borrow amounts from our U.S. Revolving Credit Agreement consistent with our borrowing of $119 million in Fiscal 2022 to fund our investing and financing activities that exceeded cash flow from operations.

Liquidity and Capital Resources

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities will provide (1) sufficient cash over both the short and long term to satisfy our ongoing operating cash requirements, (2) ample funds to continue to invest in our lifestyle brands, the project to build a new distribution center in the Southeastern United States, direct to consumer initiatives and information technology projects, (3) additional cash flow to repay outstanding debt and (4) sufficient cash for other strategic initiatives.

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

Our cash and debt, as well as availability, levels in future periods will not be comparable to historical amounts, particularly after the completion of the acquisition of Johnny Was in Fiscal 2022. Further, we continue to assess, and may possibly make changes to, our capital structure, which we may achieve by borrowing from additional credit facilities, selling debt or equity securities or repurchasing additional shares of our stock in the future. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

$325 Million U.S. Revolving Credit Agreement

On March 6, 2023, we amended the U.S. Revolving Credit Agreement to, among other things, mature in March 2028. As of February 3, 2024, we had borrowings of $29 million, issued standby letters of credit of $5 million, and availability of $288 million under the U.S. Revolving Credit Agreement. The U.S. Revolving Credit Agreement amended and restated our Fourth Amended and Restated Credit Agreement (the “Prior Credit Agreement”).

Pursuant to the U.S. Revolving Credit Agreement, the interest rate applicable to our borrowings under the U.S. Revolving Credit Agreement is based on either the Term Secured Overnight Financing Rate plus an applicable margin of 135 to 185 basis points or prime plus an applicable margin of 25 to 75 basis points.

The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 7% as of February 3, 2024), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

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

Additionally, the U.S. Revolving Credit Agreement contains a financial covenant that applies only if excess availability under the agreement for three consecutive business days is less than the greater of (1) $23.5 million or (2) 10% of availability. In such a case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained excess availability under the U.S. Revolving Credit Agreement of more than the greater of (1) $23.5 million or (2) 10% of availability for 30 consecutive days.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2023 and as of February 3, 2024, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement or the Prior Credit Agreement, as applicable, as the minimum availability threshold was met at all times. As of February 3, 2024, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

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

These leases require us to make a substantial amount of cash payments on an annual basis.  Base rent amounts required to be paid in the future over the remaining lease terms under our existing leases as of February 3, 2024, totaled $368 million, including $79 million, $64 million, $58 million, $45 million and $39 million of required payments in each of the next five years. Additionally, amounts for real estate taxes, sales tax, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases are required to be paid in the future, but the amounts payable in future periods are, in most cases, not quantified in the lease agreement or are dependent on factors which may not be known at this time. Such amounts incurred in Fiscal 2023 totaled $48 million.

Refer to Note 1 and Note 7 of our consolidated financial statements for additional disclosures about our operating lease agreements and related commitments.

Capital Expenditures:

We anticipate capital expenditures for Fiscal 2024 to increase compared to the $74 million in Fiscal 2023. The planned increase is primarily due the commencement of a significant multi-year project at our new Lyons, Georgia distribution center to modernize the operations into a more efficient e-commerce distribution center for our brands, increased investment in our various technology systems initiatives, increased Marlin Bar openings and increases in store openings in Tommy Bahama, Lilly Pulitzer, Johnny Was, Southern Tide and TBBC. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in prior years depending on the investments we believe appropriate for that year to support future expansion of our businesses.

Dividends:

On March 25, 2024, our Board of Directors approved a cash dividend of $0.67 per share payable on May 3, 2024 to shareholders of record as of the close of business on April 19, 2024.

Although we have paid dividends each quarter since we became a public company in July 1960, including $42 million in total, or $2.60 per common share, in Fiscal 2023, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends. For details about limitations on our ability to pay dividends, see the discussion of our U.S. Revolving Credit Agreement above and in Note 6 of our consolidated financial statements contained in this report.

Share Repurchases:

As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2021, and in subsequent filings, on December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. Pursuant to the Board of Directors’ authorization, we entered into a $20 million open market stock repurchase program (Rule 10b5-1 plan) in the First Quarter of Fiscal 2023 to acquire shares of our stock, under which we repurchased shares of our stock totaling: (1) $19 million in Second Quarter of Fiscal 2023 and (2) $1 million in the Third Quarter of Fiscal 2023, which completed the purchases pursuant to the open market stock repurchase program. Over the life of the $20 million open market repurchase program we repurchased 196,000 shares, or 1% of our outstanding shares at the commencement of the program for an average price of $102 per share.

After considering the repurchases during Fiscal 2023, as of February 3, 2024, there were no amounts remaining under the open market repurchase program and $30 million remaining under the Board of Directors’ authorization.

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

In our direct to consumer operations, which represented 80% of our consolidated net sales in Fiscal 2023, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts. We make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. As of February 3, 2024, our direct to consumer return reserve liability was $13 million compared to $12 million as of January 28, 2023. A 10% change in the direct to consumer sales return reserve as of February 3, 2024 would have had an impact of less than $1 million on net earnings in Fiscal 2023.

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale accounts for certain products. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. Significant considerations in determining our estimates for these amounts for wholesale customers may include historical and current trends, agreements with customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. As of February 3, 2024, our total reserves for discounts, returns and allowances for our wholesale businesses were $3 million compared to $4 million as of January 28, 2023. If these allowances changed by 10% it would have had an impact of less than $1 million on net earnings in Fiscal 2023.

We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. We recognize estimated provisions for credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends, and the risk characteristics of the receivables, each of which is subjective and requires certain assumptions. As of both February 3, 2024 and January 28, 2023, our provision for credit losses for our wholesale receivables was $1 million. If the provision for credit losses changed by 10% it would have had an impact of less than $1 million on net earnings in Fiscal 2023.

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

For consolidated financial reporting, $146 million, or 92%, of our inventories were valued at the lower of the last-in, first-out (“LIFO”) cost or market after deducting the $83 million LIFO reserve as of February 3, 2024. The remaining $13 million of our inventories were valued at the lower of FIFO cost or market as of February 3, 2024. LIFO reserves are based on the Producer Price Index (“PPI”) as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value.

As of February 3, 2024, we had recorded a reserve of $4 million related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of such markdowns would have had an impact of less than $1 million on net earnings in Fiscal 2023. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method that is not marked down in excess of our LIFO reserve typically would not be expected to have a material impact on our consolidated financial statements. A change in inventory levels, the mix of inventory by category or the PPI at the end of future fiscal years compared to amounts as of February 3, 2024 could result in a material impact on our consolidated financial statements in the future.

Given the significant amount of uncertainty surrounding the year-end LIFO calculation, including the estimate of year-end inventory balances, the proportion of inventory in each category and the year-end PPI, we have not typically adjusted our LIFO reserve in the first three quarters of a fiscal year. However, due to changes in the levels of inflation throughout Fiscal 2023, in addition to our Fourth Quarter adjustment at the end of Fiscal 2023, we also recognized an adjustment to the LIFO reserve in the Third Quarter of Fiscal 2023. Our policy of typically not adjusting the LIFO reserve at interim periods may result in significant LIFO accounting adjustments in the Fourth Quarter of the fiscal year. We do recognize changes in markdown reserves during each quarter of the fiscal year as those amounts can be estimated on an interim basis.

Business Combinations

From time-to-time, we make strategic acquisitions that may have a material effect on our consolidated results of operations and financial position. The measurement principle for the assets acquired and the liabilities assumed in a business combination is at estimated fair value as of the acquisition date, with certain exceptions.

At acquisition, we use estimates that can be complex and require significant judgments to record the fair value of purchased intangible assets, which primarily consist of trademarks, as well as customer relationships and reacquired rights. The fair values and useful lives of these intangible assets are estimated based on our assessment as well as independent third party appraisals in some cases. Additionally, at acquisition we must determine whether the intangible asset has an indefinite or finite life and account for it accordingly. Refer to Note 5 for additional details about intangible assets.

Goodwill is recognized as the amount by which the cost to acquire a business exceeds the fair value of identified tangible and intangible assets acquired, net of assumed liabilities. Thus, the amount of goodwill recognized in connection with a business combination depends on the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. Refer to “Note 5—Intangible Assets and Goodwill Intangible Assets and Goodwill” for additional information about our goodwill amounts.

At acquisition, assumptions and estimates about various items with significant uncertainty are required to determine the fair value of intangible assets and goodwill. When determining the fair value of intangible assets, including trademarks, customer relationships and other items, significant assumptions may include our planned use of the asset as well as estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademarks, a risk-adjusted, market-based cost of capital for the discount rates, income tax rates, anticipated cash flows and probabilities of cash flows, among other factors. Our fair value assessment may also consider any comparable market transactions. The use of different assumptions related to these uncertain factors at acquisition could result in a material change to the amounts of intangible assets and goodwill initially recorded at acquisition, which could result in a material impact on our consolidated financial statements.

The acquisition method requires us to record provisional amounts for any items for which the accounting is not complete at the end of a reporting period. We must complete the accounting during the measurement period, which cannot exceed one year. Adjustments made during the measurement period could have a material impact on our financial condition and results of operations. If our operating results, plans for the acquired business and/or macroeconomic conditions, anticipated results or other assumptions change after an acquisition, it could result in the impairment of the acquired intangible assets or goodwill. Also, a change in macroeconomic conditions may not only impact the estimated operating cash flows used in our cash flow models but may also impact other assumptions used in our analysis, including but not limited to, the risk-adjusted market-based cost of capital and/or discount rates.

Goodwill and Intangible Assets, net

We test goodwill for impairment at the reporting unit level annually on the first day of the fourth quarter and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option to first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired to determine whether it is necessary to perform the quantitative impairment test. We also have the option to bypass the qualitative assessment entirely for any reporting unit in any period and proceed directly to performing the quantitative impairment test. For each impairment test of goodwill in Fiscal 2023, Fiscal 2022 and Fiscal 2021, we bypassed the qualitative test option and instead performed a quantitative test.

When applying the quantitative assessment, we determine the fair value of our reporting units based on an income approach, or in some cases a combination of an income approach and market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions. If an annual or interim analysis indicates an impairment of goodwill, the amount of the impairment is recognized in our consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the reporting unit.

Intangible assets with indefinite lives, which primarily consist of trademarks, are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. This analysis is dependent upon a number of uncertain factors described below and is typically performed in conjunction with the goodwill impairment analysis discussed above and is similar to the analysis performed at acquisition.

The fair value of our trademarks is principally determined by the “relief from royalty” approach that assumes the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method includes assumptions regarding revenue growth rates, royalty rates, risk-adjusted discount rates and future economic and market conditions. If an annual or interim analysis indicates an impairment of an intangible asset with an indefinite useful life, the amount of the impairment is recognized in our consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset for an intangible asset with an indefinite life or the reporting unit for goodwill.

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

The use of different assumptions could result in the determination of a different fair value and a different impairment charge or charges in different periods. For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for goodwill and intangible assets with indefinite lives see “Note 1—Business and Summary of Significant Accounting Policies.” See “Note 5—Intangible Assets and Goodwill Intangible Assets and Goodwill” for discussion of the impairment charges recognized in Fiscal 2023. The indefinite-lived trademarks and goodwill associated with Johnny Was that were impaired and adjusted to fair value during Fiscal 2023 have the least excess of fair value over book value as of February 3, 2024, since they are the most recently acquired and impaired. Thus, if the Johnny Was business does not achieve the anticipated growth and operating income in future years or if interest rates or tax rates increase, additional impairments of the Johnny Was intangible assets could be necessary in the future. No impairment charges related to intangible assets or goodwill were recognized in Fiscal 2022 and Fiscal 2021.

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

We are subject to income taxes in the U.S. and certain other foreign jurisdictions and are periodically under audit by tax authorities.  The final determination of tax audits could be materially different from historical outcomes and may adversely impact our tax expense and cash flows.  An increase in our consolidated income tax expense rate from 19.0% to 20.0% during Fiscal 2023 would have reduced net earnings by $1 million. See Note 11 of our consolidated financial statements included in this report for further discussion of income taxes.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business from changes in interest rates, commodity prices and foreign currency exchange rates. In recent years, we have not used financial instruments to mitigate our exposure to these risks, and we do not use financial instruments for trading or other speculative purposes. However, we could use financial instruments to mitigate our exposure to these risks in the future.

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

As of February 3, 2024, we had $29 million of borrowings outstanding under our U.S. Revolving Credit Agreement, after borrowing amounts to fund the Johnny Was acquisition in Fiscal 2022. We do not consider that amount to necessarily be indicative of the average borrowings outstanding expected for Fiscal 2024 due to our expectation that we will reduce debt levels during Fiscal 2024, particularly in the first quarter. Our expected cash flows from operations is expected to be sufficient to fund our planned capital expenditures and dividends as well as allow for the repayment of a portion of our outstanding debt in Fiscal 2024. As of February 3, 2024, the weighted average interest rate on our borrowings was 7%, which includes borrowings pursuant to arrangements based on the Term Secured Overnight Financing Rate or the lender’s prime rate plus an applicable margin. Using the $29 million of variable-rate debt outstanding as of February 3, 2024 as an example, a 100 basis point increase in interest rates would increase interest expense by less than $1 million.

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

Commodity and Inflation Risk

We are affected by inflation and changing prices through the purchase of full-package finished goods from suppliers, who manufacture products consisting of various raw material components, including fabrics made of cotton, silk, linen, polyester, cellulosic fibers,  leather and other natural and man-made fibers, or blends of two or more of these materials. Inflation/deflation risks are managed by each operating group, when possible, through negotiating product prices in advance, selective price increases and cost containment initiatives. We have not historically entered into significant long-term sales or purchase contracts or engaged in hedging activities with respect to our commodity risks.

Item 8.   Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par amounts)

	February 3,	January 28,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$7,604	$8,826
Receivables, net	63,362	43,986
Inventories, net	159,565	220,138
Income tax receivable	19,549	19,440
Prepaid expenses and other current assets	43,035	38,073
Total Current Assets	$293,115	$330,463
Property and equipment, net	195,137	177,584
Intangible assets, net	262,101	283,845
Goodwill	27,190	120,498
Operating lease assets	263,934	240,690
Other assets, net	32,188	32,209
Deferred income taxes	24,179	3,376
Total Assets	$1,097,844	$1,188,665
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$85,545	$94,611
Accrued compensation	23,660	35,022
Current portion of operating lease liabilities	64,576	73,865
Accrued expenses and other liabilities	66,863	66,141
Total Current Liabilities	$240,644	$269,639
Long-term debt	29,304	119,011
Non-current portion of operating lease liabilities	243,703	220,709
Other non-current liabilities	23,279	20,055
Deferred income taxes	—	2,981
Shareholders’ Equity
Common stock, $1.00 par value per share	15,629	15,774
Additional paid-in capital	178,567	172,175
Retained earnings	369,453	370,145
Accumulated other comprehensive loss	(2,735)	(1,824)
Total Shareholders’ Equity	$560,914	$556,270
Total Liabilities and Shareholders’ Equity	$1,097,844	$1,188,665

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ and shares in thousands, except per share amounts)

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Net sales	$1,571,475	$1,411,528	$1,142,079
Cost of goods sold	575,890	522,673	435,861
Gross profit	$995,585	$888,855	$706,218
SG&A	820,705	692,004	573,636
Impairment of goodwill, intangible assets and equity method investments	113,611	—	—
Royalties and other operating income	19,713	21,923	32,921
Operating income	$80,982	$218,774	$165,503
Interest expense, net	6,036	3,049	944
Earnings before income taxes	$74,946	$215,725	$164,559
Income tax expense	14,243	49,990	33,238
Net earnings	$60,703	$165,735	$131,321

Net earnings per share:
Basic	$3.89	$10.42	$7.90
Diluted	$3.82	$10.19	$7.78
Weighted average shares outstanding:
Basic	15,590	15,902	16,631
Diluted	15,906	16,259	16,869
Dividends declared per share	$2.60	$2.20	$1.63

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Net earnings	$60,703	$165,735	$131,321
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(911)	1,648	192
Comprehensive income	$59,792	$167,383	$131,513

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total
January 30, 2021	$16,889	$156,508	$235,995	$(3,664)	$405,728
Net earnings and other comprehensive income	—	—	131,321	192	131,513
Shares issued under equity plans	41	1,411	—	—	1,452
Compensation expense for equity awards	—	8,186	—	—	8,186
Repurchase of shares	(125)	(2,949)	(8,268)	—	(11,342)
Cash dividends declared and paid	—	—	(27,873)	—	(27,873)
January 29, 2022	$16,805	$163,156	$331,175	$(3,472)	$507,664
Net earnings and other comprehensive income (loss)	—	—	165,735	1,648	167,383
Shares issued under equity plans	26	1,573	—	—	1,599
Compensation expense for equity awards	—	10,577	—	—	10,577
Repurchase of shares	(1,057)	(3,131)	(90,651)	—	(94,839)
Cash dividends declared and paid	—	—	(36,114)	—	(36,114)
January 28, 2023	$15,774	$172,175	$370,145	$(1,824)	$556,270
Net earnings and other comprehensive income (loss)	—	—	60,703	(911)	59,792
Shares issued under equity plans	144	1,767	—	—	1,911
Compensation expense for equity awards	—	14,473	—	—	14,473
Repurchase of shares	(289)	(9,848)	(19,856)	—	(29,993)
Cash dividends declared and paid	—	—	(41,539)	—	(41,539)
February 3, 2024	$15,629	$178,567	$369,453	$(2,735)	$560,914

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Cash Flows From Operating Activities:
Net earnings	$60,703	$165,735	$131,321
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	49,323	41,503	39,062
Amortization of intangible assets	14,743	6,102	880
Impairment of goodwill, intangible assets and equity method investments	113,611	—	—
Impairment of property and equipment	584	1,430	1,656
Equity compensation expense	14,473	10,577	8,186
Gain on sale of investment in unconsolidated entity	—	—	(11,586)
Gain on sale of property and equipment	(1,756)	(600)	(2,669)
Amortization and write-off of deferred financing costs	569	344	344
Change in fair value of contingent consideration	—	—	1,188
Deferred income taxes	(23,890)	(1,867)	4,054
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(14,994)	(1,966)	(15)
Inventories, net	62,507	(78,966)	5,378
Income tax receivable	(109)	288	(1,753)
Prepaid expenses and other current assets	(4,931)	(12,793)	(889)
Current liabilities	(28,069)	8,635	27,585
Other non-current assets, net	(25,220)	14,233	37,534
Other non-current liabilities	26,740	(27,045)	(42,270)
Cash provided by operating activities	$244,284	$125,610	$198,006
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(11,975)	(263,648)	—
Purchases of property and equipment	(74,098)	(46,668)	(31,894)
Purchases of short-term investments	—	(70,000)	(165,000)
Proceeds from short-term investments	—	234,852	—
Proceeds from the sale of property, plant and equipment	2,125	—	14,586
Other investing activities	(33)	(6,283)	736
Cash used in investing activities	$(83,981)	$(151,747)	$(181,572)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(477,350)	(145,894)	—
Proceeds from revolving credit arrangements	387,643	264,905	—
Deferred financing costs paid	(1,661)	—	—
Repurchase of common stock	(20,045)	(91,674)	(8,359)
Proceeds from issuance of common stock	1,911	1,599	1,452
Repurchase of equity awards for employee tax withholding liabilities	(9,941)	(3,166)	(2,983)
Cash dividends paid	(41,729)	(35,287)	(27,536)
Other financing activities	—	(2,010)	(749)
Cash used in financing activities	$(161,172)	$(11,527)	$(38,175)
Net change in cash and cash equivalents	$(869)	$(37,664)	$(21,741)
Effect of foreign currency translation on cash and cash equivalents	(353)	1,631	587
Cash and cash equivalents at the beginning of year	8,826	44,859	66,013
Cash and cash equivalents at the end of period	$7,604	$8,826	$44,859

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 3, 2024

Note 1. Business and Summary of Significant Accounting Policies

Description of Business

We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama®, Lilly Pulitzer®, Johnny Was®, Southern Tide®, The Beaufort Bonnet Company®, Duck Head® and Jack Rogers® lifestyle brands. We distribute our products through our direct to consumer channels, consisting of our brand specific full-price retail stores, e-commerce websites and outlet stores, and our wholesale distribution channel, which includes sales to various specialty stores, Signature Stores, better department stores, multi-branded e-commerce websites and other retailers. Additionally, we operate Tommy Bahama food and beverage locations, including Marlin Bars and full-service restaurants, generally adjacent to a Tommy Bahama full-price retail store.

On September 19, 2022, we acquired the Johnny Was lifestyle apparel brand and its related assets and operations, which is discussed in further detail in Note 4. Also, in Fiscal 2021, we exited our Lanier Apparel business, as discussed in Note 12. Additionally, refer to Note 2 for certain financial information about the Johnny Was and Lanier Apparel operating groups.

Recent Macroeconomic Conditions

The COVID-19 pandemic had a significant effect on overall economic conditions and our operations in recent years and accelerated or exacerbated many of the challenges in the industry. Exceptionally strong consumer demand, along with the strength of our brands, resulted in record earnings for us during both Fiscal 2021 and Fiscal 2022. The strong earnings in recent periods are despite certain challenges in the retail apparel market, including labor shortages, supply chain disruptions and product and operating cost increases in Fiscal 2021 and Fiscal 2022. We, as well as others in our industry, have increased prices to attempt to offset inflationary pressures.

Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries due, in part, to apparel purchases often being more of a discretionary purchase. The current macroenvironment, with heightened concerns about inflation, a global economic recession, geopolitical issues, the stability of the U.S. banking system, the availability and cost of credit and elevated interest rates for prolonged periods, is creating a complex and challenging retail environment, which impacted our businesses during Fiscal 2023 and continues to affect our operations. As a result of the macroeconomic environment, we saw reduced conversion rates in our direct to consumer operations and a year-over-year decline in net earnings and operating income. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses.

Fiscal Year

We operate and report on a 52/53-week fiscal year. Our fiscal year ends on the Saturday closest to January 31 and is designated by the calendar year in which the fiscal year commences. As used in our consolidated financial statements, the terms Fiscal 2021, Fiscal 2022, Fiscal 2023 and Fiscal 2024 reflect the 52 weeks ended January 29, 2022; 52 weeks ended January 28, 2023; 53 weeks ended February 3, 2024; and 52 weeks ending February 1, 2025, respectively.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

losses or the right to receive benefits from the entity that could potentially be significant to the entity. All significant intercompany accounts and transactions are eliminated in consolidation.

Business Combinations

From time-to-time, we make strategic acquisitions that may have a material effect on our consolidated results of operations and financial position. The measurement principle for the assets acquired and the liabilities assumed in a business combination is at estimated fair value as of the acquisition date, with certain exceptions.

At acquisition, we use estimates that can be complex and require significant judgments to record the fair value of purchased intangible assets, which primarily consist of trademarks, as well as customer relationships and reacquired rights. The fair values and useful lives of these intangible assets are estimated based on our assessment as well as independent third party appraisals in some cases. The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed or incurred as a result of an acquisition based on their estimated fair values pursuant to the acquisition method of accounting. Additionally, at acquisition we must determine whether the intangible asset has an indefinite or finite life and account for it accordingly.

Goodwill is recognized as the amount by which the cost to acquire a business exceeds the fair value of identified tangible and intangible assets acquired, net of assumed liabilities. Thus, the amount of goodwill recognized in connection with a business combination depends on the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. As of February 3, 2024, substantially all goodwill included in our consolidated balance sheet is deductible for income tax purposes.

At acquisition, as well as any subsequent impairment tests, assumptions and estimates about various items with significant uncertainty are required to determine the fair value of intangible assets and goodwill. When determining the fair value of intangible assets, including trademarks, customer relationships and other items, significant assumptions may include our planned use of the asset as well as estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademarks, a risk-adjusted, market-based cost of capital for the discount rates, income tax rates, anticipated cash flows and probabilities of cash flows, among other factors. Our fair value assessment may also consider any comparable market transactions. The use of different assumptions related to these uncertain factors at acquisition could result in a material change to the amounts of intangible assets and goodwill initially recorded at acquisition, which could result in a material impact on our consolidated financial statements. Additionally, the definition of fair value of inventories acquired as part of a business combination generally will equal the expected sales price less certain costs associated with selling the inventory, which may exceed the actual cost of the acquired inventories, resulting in an inventory step-up to fair value at acquisition, which would be recognized in our consolidated statements of operations as the acquired inventory is sold.

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

Refer to Note 4 for information related to the Fiscal 2022 acquisition of Johnny Was and the Fiscal 2023 acquisitions, including disclosures about the allocation of the preliminary purchase price to the estimated fair values of the acquired assets and liabilities.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Retail	$605,486	$552,696	$443,015
E-commerce	538,224	465,446	369,300
Food & Beverage	115,766	109,225	96,244
Wholesale	311,910	281,938	231,536
Other	89	2,223	1,984
Net sales	$1,571,475	$1,411,528	$1,142,079

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

In our direct to consumer operations, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts; thus retail store, e-commerce and food and beverage revenues are recorded net of estimated returns and discounts, as applicable. The sales return allowance is based on historical direct to consumer return rates and current trends and is recognized on a gross basis as a return liability for the amount of sales estimated to be returned and a return asset for the right to recover the product estimated to be returned by the customer. The value of inventory associated with a right to recover the goods returned in our direct to consumer operations is included in prepaid expenses and other current assets in our consolidated balance sheets. The changes in the return liability are recognized in net sales and the changes in the return asset are recognized in cost of goods sold in our consolidated statements of operations. An estimated sales return liability of $13 million and $12 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of February 3, 2024 and January 28, 2023, respectively.

In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. Some of these arrangements are written agreements, while others may be implied by customary practices or expectations in the industry. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns, allowances and operational chargebacks as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets, with the estimated value of inventory expected to be returned in prepaid expenses and other current assets in our consolidated balance sheets. As of February 3, 2024 and January 28, 2023, reserve balances recorded as a reduction to wholesale receivables related to these items were $3 million and $4 million, respectively.

We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. In circumstances where we become aware of a specific wholesale customer’s inability to meet its financial obligations, a specific provision for credit losses is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are ultimately written off at the time that the amounts are not considered collectible. For our wholesale customer receivable amounts not specifically provided for, we recognize estimated provisions for credit losses, using the current expected loss model based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends and the risk characteristics of the receivables. Provisions for credit loss expense, which is included in SG&A in our consolidated statements of operations, for Fiscal 2023, Fiscal 2022 and Fiscal 2021 were a credit of less than $1 million, a credit of less than $1 million and a credit of $1 million, respectively, while write-offs of credit losses for Fiscal 2023, Fiscal 2022 and Fiscal 2021 were less than $1 million, less than $1 million and less than $1 million, respectively. As of both February 3, 2024 and January 28, 2023, receivables, net in our consolidated balance sheet included a provision for credit losses related to trade receivables of $1 million.

In addition to trade receivables, tenant allowances due from landlord of $6 million and $2 million are included in receivables, net in our consolidated balance sheet, as of February 3, 2024 and January 28, 2023, respectively. Substantially all other amounts recognized in receivables, net represent trade receivables related to contracts with customers, including receivables from wholesale customers, credit card receivables related to our direct to consumer operations, and receivables from licensing partners. As of both February 3, 2024 and January 28, 2023, prepaid expenses and other current assets included $4 million representing the estimated value of inventory for expected direct to consumer and wholesale sales returns in the aggregate. We did not have any significant contract assets related to contracts with customers, other than trade receivables and the value of inventory associated with expected sales returns, as of February 3, 2024 and January 28, 2023.

In addition to our estimated expected return amounts, contract liabilities related to contracts with our customers include gift cards and merchandise credits issued by us as well as unredeemed loyalty program award points. Gift cards and merchandise credits issued by us are redeemable on demand by the holder, do not have an expiration date and do not incur administrative fees. Historically, substantially all gift cards and merchandise credits are redeemed within one year of issuance. Gift cards and merchandise credits are recorded as a liability until our performance obligation is satisfied, which occurs when redeemed by the consumer, at which point revenue is recognized. However, we recognize estimated breakage income for certain gift cards and merchandise credits using the redemption recognition method, subject to applicable laws in certain states. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheets and totaled $20 million and $19 million as of February 3, 2024 and January 28, 2023, respectively. Gift card breakage income, which is included in net sales in our consolidated statements of operations, was $1 million in each of Fiscal 2023, Fiscal 2022 and Fiscal 2021.

In Fiscal 2021, each of our brands in our Emerging Brands operating group initiated brand specific loyalty award programs. These programs allow consumers to earn loyalty points associated with the brand. Lilly Pulitzer initiated also initiated a program in Fiscal 2023. These programs are primarily spend-based loyalty programs, with varying terms and conditions for each respective brand’s program. The consumer earns points which, depending on the program, allows the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consumer to (1) achieve a specified status with the brand, which provides the consumer with benefits, such as early access to events, free shipping or other benefits, for a specified period, and/or (2) earn a monetary reward by accumulating loyalty points that can be redeemed in association with future purchases from the brand. As loyalty points are earned, we defer revenue, based on the estimated fair value of the loyalty points, with a corresponding liability in accrued expenses and other liabilities in our consolidated balance sheets. The loyalty points liability is generally recognized as revenue when the loyalty points are redeemed or expire. Deferred revenue associated with the loyalty programs totaled $3 million and $1 million as of February 3, 2024 and January 28, 2023, respectively.

Royalties from the license of our owned brands are recognized over the time that licensees are provided access to utilize our trademarks (i.e. symbolic intellectual property) and benefit from such access through their sales of licensed products. Payments are generally due quarterly, and depending on time of receipt, may be recorded as a liability until recognized as revenue. Royalty income is based upon the contractually guaranteed minimum royalty obligations and adjusted as sales data, or estimates thereof, received from licensees reflects that the related royalties based on a percentage of the licensee’s sales exceed the contractually determined minimum royalty amount. Royalty income, which is included in royalties and other operating income in our consolidated statements of operations, were $19 million, $22 million and $18 million during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

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

Distribution network costs, including costs associated with preparing goods to ship to customers and our costs to operate our distribution facilities, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In Fiscal 2023, Fiscal 2022 and Fiscal 2021, distribution network costs included in SG&A totaled $40 million, $36 million and $28 million, respectively.

All costs associated with advertising, promotion and marketing of our products are expensed in SG&A during the period when the advertisement is first shown. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers’ advertising and promotional funds are generally recorded as a reduction to net sales. Advertising, promotion and marketing expenses, excluding employment costs for our advertising and marketing employees, for Fiscal 2023, Fiscal 2022 and Fiscal 2021 were $105 million, $82 million and

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$60 million, respectively. Prepaid advertising, promotion and marketing expenses included in prepaid expenses and other current assets in our consolidated balance sheets as of February 3, 2024 and January 28, 2023 were $5 million and $6 million, respectively.

Royalty expense related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the licensed product or a contractually determined minimum royalty amount, are recorded based upon any guaranteed minimum levels and adjusted based on our net sales of the licensed products, as appropriate. Royalty expenses recognized as SG&A in Fiscal 2023, Fiscal 2022 and Fiscal 2021 were $6 million, $4 million and $6 million, respectively. As of February 3, 2024, we do not have any royalty agreements with material guaranteed minimum royalty amounts for future periods as future royalty amounts are generally dependent on our future sales of the specified licensed products.

Cash and Cash Equivalents

We consider cash equivalents to be investments with original maturities of three months or less for purposes of our consolidated statements of cash flows. As of February 3, 2024 and January 28, 2023, we did not have any cash and cash equivalents in money market fund investments.

Supplemental Cash Flow Information

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, cash paid for income taxes was $39 million, $56 million and $34 million, respectively. During Fiscal 2023, Fiscal 2022 and Fiscal 2021, cash paid for interest, net of interest income was $6 million, $3 million and $1 million, respectively. Non-cash investing activities included capital expenditures incurred but not yet paid at period end, which were included in accounts payable in our consolidated balances sheets, of $2 million, $3 million and $3 million as of Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. Additionally, during Fiscal 2023, Fiscal 2022 and Fiscal 2021, we recorded a non-cash net increase in operating lease assets and corresponding operating lease liability amounts of $83 million, $47 million and $18 million, respectively, related to the net impact of new, modified and terminated operating lease amounts, excluding any operating lease amounts recognized in the opening balance sheet of an acquired business.

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

For consolidated financial reporting, as of February 3, 2024 and January 28, 2023, $146 million, or 92%, and $204 million, or 93%, respectively, of our inventories were valued at the lower of LIFO cost or market after deducting our LIFO accounting reserve. The remaining $13 million and $16 million of our inventories were valued at the lower of FIFO cost or market as of February 3, 2024 and January 28, 2023, respectively. Generally, for consolidated financial reporting, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. Our LIFO reserves are based on the estimated Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also includes changes in markdown reserves. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to our operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 2.

There was a $2 million LIFO inventory layer liquidation in Fiscal 2023. There were no material LIFO inventory layer liquidations in Fiscal 2022 or Fiscal 2021. As of February 3, 2024 and January 28, 2023, the LIFO reserve included in our consolidated balance sheet was $83 million and $76 million, respectively.

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

Goodwill and Intangible Assets

We test goodwill for impairment at the reporting unit level annually on the first day of the fourth quarter and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option to first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired to determine whether it is necessary to perform the quantitative impairment test. We also have the option to bypass the qualitative assessment entirely for any reporting unit in any period and proceed directly to performing the quantitative impairment test. For each impairment test of goodwill in Fiscal 2023, Fiscal 2022 and Fiscal 2021, we bypassed the qualitative test option and instead performed a quantitative test.

When applying the quantitative assessment, we determine the fair value of our reporting units based on an income approach, or in some cases a combination of an income approach and market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions. If an annual or interim analysis indicates an impairment of goodwill, the amount of the impairment is recognized in our consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the reporting unit.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of October 29, 2023, our reporting units consisted of the following: Tommy Bahama; Lilly Pulitzer; Johnny Was; Southern Tide; TBBC; Duck Head; and Oxford of Lyons. As of October 29, 2023, we performed a quantitative assessment of impairment for the Lilly Pulitzer, Johnny Was, Southern Tide and TBBC reporting units. Our other reporting units do not have goodwill. We determined on the basis of the quantitative assessments of our Lilly Pulitzer, Southern Tide and TBBC reporting units that the fair value of each reporting unit was greater than its respective carrying amount, indicating no impairment. Based on the quantitative assessment of our Johnny Was reporting unit, we recognized an impairment charge of $99 million in the Fourth Quarter of Fiscal 2023 which was recorded within impairment of goodwill, intangible assets and equity method investments in our Consolidated Statements of Operations. See “Note 5—Intangible Assets and Goodwill” for further discussion.

Intangible assets with indefinite lives, which primarily consist of trademarks, are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. This analysis is dependent upon a number of uncertain factors described below and is typically performed in conjunction with the goodwill impairment analysis discussed above and is similar to the analysis performed at acquisition.

The fair value of our trademarks is principally determined by the “relief from royalty” approach that assumes the trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method includes assumptions regarding revenue growth rates, royalty rates, risk-adjusted discount rates and future economic and market conditions. If an annual or interim analysis indicates an impairment of an intangible asset with an indefinite useful life, the amount of the impairment is recognized in our consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset for an intangible asset with an indefinite life or the reporting unit for goodwill.

Based on the quantitative assessment of our Johnny Was related intangible assets with an indefinite life, we recognized noncash impairment charges of $12 million in the Fourth Quarter of Fiscal 2023 which was recorded within impairment of goodwill, intangible assets and equity method investments in our Consolidated Statements of Operations. See “Note 5—Intangible Assets and Goodwill” for further discussion. For all other intangible assets with an indefinite life, we determined on the basis of the quantitative assessments that the fair value of each intangible asset with an indefinite life was greater than its respective carrying amount, indicating no impairment.

The estimated fair values used in the impairment assessments of goodwill and intangible assets with an indefinite life were considered nonrecurring Level 3 measurements of the valuation hierarchy.

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

Officers’ life insurance policies that are owned by us, which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of both February 3, 2024 and January 28, 2023, officers’ life insurance policies, net, recorded in our consolidated balance sheets totaled $4 million.

Deferred financing costs for our revolving credit agreement are included in other non-current assets, net in our consolidated financial statements. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense in our consolidated statements of operations. In March of 2023, we capitalized debt issuance costs of $2 million in connection with commitments upon entering into the U.S. Revolving Credit Agreement. Unamortized deferred financing costs included in other non-current assets, net totaled $2 million as of February 3, 2024 and $1 million as of January 28, 2023.

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

The total value of the assets set aside for potential deferred compensation liabilities as of February 3, 2024 and January 28, 2023 was $17 million and $16 million, respectively. Substantially all of these amounts are held in a rabbi trust and included in other non-current assets, net in our consolidated balance sheet. Substantially all the assets set aside for potential deferred compensation liabilities are life insurance policies recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled $18 million and $15 million at February 3, 2024 and January 28, 2023, respectively.

Equity Investments in Unconsolidated Entities

We account for equity investments in which we do not directly or indirectly hold a controlling interest using the equity method of accounting. Generally, we determine that we exercise significant influence over a corporation or a limited liability company when we own 20% or more or 3% or more, respectively, of the voting interests, unless the facts and circumstances of that investment indicate that we do not have the ability to exhibit significant influence. Under the equity method of accounting, original investments are recorded at cost, and are subsequently adjusted for our contributions to, distributions from and share of income or losses of the entity. We account for equity investments in which we do not control or exercise significant influence using the fair value method of accounting unless there is not a readily determinable fair value for the equity investment. If there is no readily determinable fair value for such equity investment, we account for the equity investment using the alternative measurement method of cost adjusted for impairment and any identified observable price changes of the investment.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity investments accounted for using the equity method of accounting, fair value method of accounting, or alternative measurement method are included in other non-current assets in our consolidated balance sheets, while the income or loss related to such investments is included in royalties and other operating income in our consolidated statements of operations. Income or loss related to investments in smaller lifestyle brands are included within Emerging Brands, while income or loss related to investments in entities that are not lifestyle brands are included within Corporate and Other, including the income or loss from the Tommy Bahama Miramonte Resort & Spa. We made no equity investments during Fiscal 2023. During Fiscal 2022, we paid $8 million for an investment in the Tommy Bahama Miramonte Resort & Spa accounted for using the equity method of accounting. The investment made in Fiscal 2022 is included in other investing activities in our consolidated statements of cash flows.

As of February 3, 2024 and January 28, 2023, our consolidated balance sheet included equity investments accounted for using the equity method of accounting, fair value and alternative measurement method totaling, in the aggregate, $7 million and $11 million, respectively. The primary drivers of the decrease were (1) a $2 million noncash impairment of an equity method investment in a smaller lifestyle apparel brand in Fiscal 2023 and (2) a $2 million loss recognized related to the Tommy Bahama Miramonte Resort & Spa. The impairment in the equity method investment resulted from the investee’s forecast of future losses and was recorded within impairment of goodwill, intangible assets and equity method investments in our Consolidated Statements of Operations. The equity investments in unconsolidated entities included in our consolidated balance sheet represents substantially all our exposure or loss related to these investments, as there are no meaningful obligations to fund additional amounts or losses related to these investments. Our primary equity method investment is our minority ownership interest in a property in Indian Wells, California that operates as the Tommy Bahama Miramonte Resort & Spa that opened during Fiscal 2023. During Fiscal 2023, Fiscal 2022 and Fiscal 2021 we recognized amounts related to equity method investments in royalties and other income of a loss of $2 million, loss of $1 million and income of $12 million, respectively. The income in Fiscal 2021 was related to our minority ownership interests in an unconsolidated entity that was redeemed upon that entity consummating a change in control transaction, resulting in proceeds to us of $15 million and a gain on sale of $12 million.

Impairment of Long-Lived Assets, other than Goodwill and Intangible Assets with Indefinite Lives

We assess our long-lived assets other than goodwill and intangible assets with indefinite lives for impairment whenever events indicate that the carrying amount of the asset or asset group may not be fully recoverable. This recoverability and impairment assessment is performed for a specific asset or asset group and includes any property and equipment, operating lease assets, intangible assets with finite lives and other non-current assets included in the asset group. Events that would typically result in such an assessment would include a change in the estimated useful life of the assets, including a change in our plans of the anticipated period of operating a leased direct to consumer location, the decision to vacate a leased space before lease expiration, the abandonment of an asset or other factors. These events may also result in a change in the determination of the assets included in an asset group for impairment testing. To analyze recoverability, we consider undiscounted net future cash flows over the remaining life of the asset or asset group. If the amounts are determined to not be recoverable an impairment is recognized resulting in the write-down of the asset or asset group and a corresponding charge to our consolidated statements of operations. Impairment losses are measured based on the difference between the carrying amount and the estimated fair value of the assets. For any assets impaired during Fiscal 2023, Fiscal 2022 and Fiscal 2021, there was no significant fair value at the date of impairment testing.

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we recognized $1 million, $1 million and $2 million, respectively, of property and equipment impairment charges, which were primarily included in SG&A.

During Fiscal 2023 and Fiscal 2022, we did not recognize any operating lease asset impairment charges. During Fiscal 2021, we recognized $5 million of operating lease asset impairment charges, which were primarily included in SG&A. During Fiscal 2021, these charges primarily related to our Tommy Bahama New York office and showroom lease, which was vacated in Fiscal 2021 and provides the landlord the ongoing right to terminate the lease.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No impairment of intangible assets with finite lives was recognized during Fiscal 2023, Fiscal 2022, or Fiscal 2021.

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

A change in the fair value of contingent consideration of $1 million associated with the 2017 acquisition of TBBC was recognized in our consolidated statements of operations in Fiscal 2021. As of February 3, 2024, and January 28, 2023, no contingent consideration related to the TBBC acquisition was recognized as a liability in our consolidated balance sheet. In the aggregate, $4 million was earned by the sellers pursuant to the four year contingent consideration arrangement, which ended on January 29, 2022, with the final payment of $2 million paid in Fiscal 2022. One of the sellers of TBBC is an employee and continues to manage the operations of TBBC.

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

Foreign Currency

We are exposed to foreign currency exchange risk when we generate net sales or incur expenses in currencies other than the functional currency of the respective operations. The resulting assets and liabilities denominated in amounts other than the respective functional currency are re-measured into the respective functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are re-measured at the average rates of exchange prevailing during the relevant period. The impact of any such re-measurement is recognized in our consolidated statements of operations in that period. Net losses (gains) included in our consolidated statements of operations related to foreign

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currency transactions recognized in Fiscal 2023, Fiscal 2022 and Fiscal 2021 were less than $1 million, $2 million and $1 million, respectively.

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

As of February 3, 2024, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which are primarily related to (1) our Tommy Bahama operations in Canada and Australia purchasing goods in U.S. dollars or other currencies and (2) certain other transactions, including intercompany transactions. During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we did not enter into and were not a party to any foreign currency exchange contracts.

Interest Rate Risk

As all of our indebtedness is variable-rate debt, we are exposed to market risk from changes in interest rates. If we determine that our exposure to interest rate changes is higher than we believe is appropriate, we may attempt to limit the impact of interest rate changes on earnings and cash flow through a mix of variable-rate and fixed-rate debt or by entering into interest rate swap arrangements. Our assessment of appropriate levels of exposure to changes in interest rates also considers our need for flexibility in our borrowing arrangements resulting from the significant seasonality of our business and cash flows, anticipated future cash flows and our expectations about the risk of future interest rate changes, among other factors. During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we did not enter into and were not a party to any interest rate swap agreements.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that categorizes the inputs to valuation techniques into three broad levels. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our assumptions and include situations where there is little or no market activity for the asset or liability.

As of February 3, 2024, our financial instruments consist primarily of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities generally approximate their fair values. The fair values of any cash and cash equivalents invested on an overnight basis in money market funds, as well as short-term investments, are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. Additionally, we believe the carrying amounts of our variable-rate borrowings, if any, approximate fair value.

We have determined that our operating lease assets, property and equipment, intangible assets, goodwill and certain other non-current assets included in our consolidated balance sheets are non-financial assets measured at fair value on a non-recurring basis. We have determined that our approaches for determining fair values of each of these non-current assets are generally based on Level 3 inputs as discussed in “Goodwill and Intangibles” above.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Compensation

We have certain equity compensation plans as described in Note 9, which provide for the ability to grant restricted shares, restricted share units, options and other equity awards to our employees and non-employee directors. We recognize compensation expense related to equity awards to employees and non-employee directors in SG&A in our consolidated statements of operations based on the fair value of the awards on the grant date. The fair value of restricted share awards that are service and performance-based are determined based on the fair value of our common stock on the grant date. The fair value of restricted share awards that are market-based (e.g. relative total shareholder return (“TSR”)) are determined based on a Monte Carlo simulation model, which models multiple TSR paths for our common stock as well as the comparator group, as applicable, to evaluate and determine the estimated fair value of the restricted share award.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income consists of net earnings and specified components of other comprehensive income (loss). Other comprehensive income (loss) includes changes in assets and liabilities that are not included in net earnings pursuant to GAAP, such as foreign currency translation adjustments between the functional and reporting currencies and certain unrealized gains (losses), if any. For us, other comprehensive income for each period presented primarily consists of the impact of the foreign currency translation of our international operations. These other comprehensive income (loss) amounts are deferred in accumulated other comprehensive loss, which is included in shareholders’ equity in our consolidated balance sheets. As of February 3, 2024, the amounts included in accumulated other comprehensive loss in our consolidated balance sheet primarily consist of the net foreign currency translation adjustment related to our Tommy Bahama operations in Canada and Australia. No material amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during Fiscal 2023, Fiscal 2022 or Fiscal 2021.

Dividends

Dividends are accrued at the time declared by our Board of Directors and typically paid within the same fiscal quarter. Certain restricted share units, as described in Note 9, earn dividend equivalents which are accrued at the time of dividend declaration by the Board of Directors in accrued expenses and other liabilities, but only paid if the restricted share units are ultimately earned. Dividends accrued related to these restricted share units, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, were $1 million and $1 million, as of February 3, 2024 and January 28, 2023, respectively.

Share Repurchases

From time to time, we may repurchase shares of our stock under an open market repurchase program or otherwise. We account for share repurchases for open market transactions by charging the excess of repurchase price over the par value entirely to retained earnings based on the trade settlement date.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk and Significant Customers

We are exposed to concentrations of credit risk as a result of our receivables balances, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to wholesale customers operating in a number of distribution channels in the United States and other countries. We extend credit to certain wholesale customers based on an evaluation of the customer’s credit history and financial condition, usually without requiring collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. As of February 3, 2024, one customer represented 14% and another customer represented 12% of our receivables, net included in our consolidated balance sheet.

No individual customer represented greater than 10% of our consolidated net sales in Fiscal 2023, Fiscal 2022 or Fiscal 2021. However, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Additionally, United States tax regulations currently include certain tax provisions including a tax on global intangible low-taxed income (“GILTI”), disallowance of deductions for certain payments (the base erosion anti-abuse tax, or “BEAT”) and certain deductions enacted for certain foreign-derived intangible income (“FDII”). While the calculations for GILTI, BEAT and FDII are complex calculations, these provisions did not have a material impact on our effective tax rate in Fiscal 2023, Fiscal 2022 and Fiscal 2021. We recognize the impact of GILTI as a period cost.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law, with applicable provisions reflected in our financial statements upon enactment. This law included several taxpayer favorable provisions which impacted us, including allowing the carry-back of our Fiscal 2020 net operating losses to years prior to the enactment of the United States Tax Cuts and Jobs Act in 2017 (“U.S. Tax Reform”), resulting in an increased benefit for those losses, accelerated depreciation of certain leasehold improvement costs, relaxed interest expense limitations and certain non-income tax benefits including deferral of employer FICA payments and an employee retention credit. Substantially all of the income tax receivable in our consolidated balance sheets as of February 3, 2024 and January 28, 2023 relates to the carry-back of our Fiscal 2020 net operating losses to prior years.

We file income tax returns in the United States and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for years prior to Fiscal 2020, with limited exceptions, are no longer subject to examination by tax authorities. We are currently under federal audit. The audit may conclude in the next 12 months and the unrecognized tax benefits recognized in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of the amount of such change during the next 12 months to previously recognized uncertain tax positions in connection with the audits; however, we do not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.

Earnings Per Share

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In periods that we incur a loss, we exclude restricted shares or restricted share unit awards as including the awards would be anti-dilutive. No restricted shares or restricted share units were excluded from the diluted earnings per share calculation for Fiscal 2023 or Fiscal 2022.

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

Accounting Standards Adopted in Fiscal 2023

No recently issued guidance adopted in Fiscal 2023 had a material impact on our consolidated financial statements upon adoption or is expected to have a material impact in future periods.

Recently Issued Accounting Standards Applicable to Future Years

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

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

Tommy Bahama, Lilly Pulitzer and Johnny Was each design, source, market and distribute apparel and related products bearing their respective trademarks and may license their trademarks for other product categories. The Emerging Brands operating group, which was organized in Fiscal 2022, consists of the operations of our smaller, earlier stage Southern Tide, TBBC, Duck Head and Jack Rogers, which is a footwear brand acquired during Fiscal 2023. Prior to Fiscal 2022, Southern Tide was reported as a separate operating group, while both TBBC and Duck Head were included in Corporate and Other. All prior year amounts have been restated to conform to the current year presentation.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The tables below present certain financial information (in thousands) about our reportable operating groups, as well as Corporate and Other.

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Net sales
Tommy Bahama	$898,807	$880,233	$724,305
Lilly Pulitzer	343,499	339,266	298,995
Johnny Was (1)	202,859	72,591	—
Emerging Brands	126,825	116,484	90,053
Lanier Apparel (2)	—	—	24,858
Corporate and Other	(515)	2,954	3,868
Consolidated net sales	$1,571,475	$1,411,528	$1,142,079

Depreciation and amortization
Tommy Bahama	$26,133	$26,807	$27,830
Lilly Pulitzer	16,603	12,784	11,678
Johnny Was (1)	18,794	7,199	—
Emerging Brands	2,003	1,582	1,298
Lanier Apparel (2)	—	—	107
Corporate and Other	533	663	685
Consolidated depreciation and amortization	$64,066	$49,035	$41,598

Operating income (loss)
Tommy Bahama	$160,543	$172,761	$111,733
Lilly Pulitzer	56,110	67,098	63,601
Johnny Was (1)	(104,776)	(1,544)	—
Emerging Brands (3)	6,714	15,602	16,649
Lanier Apparel (2)	—	—	4,888
Corporate and Other (4)	(37,609)	(35,143)	(31,368)
Consolidated operating income	80,982	218,774	165,503
Interest expense, net	6,036	3,049	944
Earnings before income taxes	$74,946	$215,725	$164,559

(1)	In Fiscal 2023, the operating loss for Johnny Was resulted from a $111 million impairment charge for goodwill and intangible assets with no such charges in Fiscal 2022. Financial information for Fiscal 2022 consists of 19 weeks from the September 19, 2022, acquisition date through January 28, 2023, only.
(2)	In Fiscal 2021, we exited our Lanier Apparel business, which is discussed in more detail in Note 12.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	The operating income for Emerging Brands in Fiscal 2023 included a $2 million impairment charge related to an unconsolidated entity.
(4)	The operating loss for Corporate and Other included a LIFO accounting charge of $10 million, $3 million and $16 million in Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. The operating loss for Corporate and Other in Fiscal 2022 also included $3 million of transaction expenses and integration costs associated with the Johnny Was acquisition. Fiscal 2021 also included a gain on sale of an unconsolidated entity of $12 million, respectively.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Purchases of Property and Equipment
Tommy Bahama	$39,060	$17,019	$12,887
Lilly Pulitzer	24,100	23,990	17,305
Johnny Was (1)	6,105	1,655	—
Emerging Brands	3,768	3,176	1,405
Lanier Apparel (2)	—	—	5
Corporate and Other	1,065	828	292
Purchases of Property and Equipment	$74,098	$46,668	$31,894

	February 3,	January 28,
	2024	2023
Total Assets
Tommy Bahama (3)	$556,431	$569,833
Lilly Pulitzer (4)	194,871	211,119
Johnny Was (1)	251,429	334,603
Emerging Brands (5)	98,816	91,306
Corporate and Other (6)	(3,703)	(18,196)
Total Assets	$1,097,844	$1,188,665

(1)	The financial information for Johnny Was for Fiscal 2022 consists of 19 weeks from the September 19, 2022, acquisition date through January 28, 2023, only. The decrease in Johnny Was total assets during Fiscal 2023 relates primarily to the $111 million impairment charge for goodwill and intangible assets.
(2)	Lanier Apparel was exited during Fiscal 2021.
(3)	Increase in Tommy Bahama total assets includes increases in receivables, operating lease assets and property plant and equipment partially offset by reductions in inventories.
(4)	Decrease in Lilly Pulitzer total assets includes reductions in inventories partially offset by increases in receivables.
(5)	Increase in Emerging Brands total assets includes increases in operating lease assets and property plant and equipment from the opening of new retail store locations. Goodwill and intangible assets also increased related to the current year acquisition of Jack Rogers and six former Southern Tide Signature Stores. These increase were partially offset by reductions in inventories.
(6)	Decrease in Corporate and Other total assets includes reductions in inventories, primarily due to the impact of LIFO accounting.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net book value of our property and equipment and net sales by geographic area are presented in the tables below (in thousands). The other foreign amounts primarily relate to our Tommy Bahama operations in Canada and Australia.

	February 3,	January 28,
	2024	2023
Net Book Value of Property and Equipment
United States	$192,329	$174,044
Other foreign	2,808	3,540
	$195,137	$177,584

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net Sales
United States	$1,532,100	$1,372,278	$1,112,384
Other foreign	39,375	39,250	29,695
	$1,571,475	$1,411,528	$1,142,079

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented, except that the amounts included for Johnny Was in Fiscal 2022 represent the post-acquisition period only. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	Fiscal 2023
	Net Sales	Retail	E‑commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$898,807	45%	25%	13%	17%	—%
Lilly Pulitzer	343,499	33%	51%	—%	16%	—%
Johnny Was	202,859	38%	41%	—%	21%	—%
Emerging Brands	126,825	11%	43%	—%	46%	—%
Corporate and Other	(515)	—%	—%	—%	—%	NM %
Consolidated net sales	$1,571,475	39%	34%	7%	20%	—%

	Fiscal 2022
	Net Sales	Retail	E‑commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$880,233	46%	24%	13%	17%	—%
Lilly Pulitzer	339,266	33%	51%	—%	16%	—%
Johnny Was (1)	72,591	36%	42%	—%	22%	—%
Emerging Brands	116,484	6%	42%	—%	52%	—%
Corporate and Other	2,954	—%	—%	—%	—%	NM %
Consolidated net sales	$1,411,528	39%	33%	8%	20%	—%

	Fiscal 2021
	Net Sales	Retail	E‑commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$724,305	47%	25%	13%	15%	—%
Lilly Pulitzer	298,995	34%	50%	—%	16%	—%
Johnny Was	—	—%	—%	—%	—%	—%
Emerging Brands	90,053	5%	39%	—%	56%	—%
Lanier Apparel	24,858	—%	—%	—%	100%	—%
Corporate and Other	3,868	—%	—%	—%	61%	39%
Consolidated net sales	$1,142,079	39%	32%	8%	20%	—%

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Property and Equipment, Net

Property and equipment, net, is summarized as follows (in thousands):

	February 3,	January 28,
	2024	2023
Land	$2,887	$3,090
Buildings and improvements	32,651	32,495
Furniture, fixtures, equipment and technology	315,810	278,589
Leasehold improvements	270,861	255,955
	622,209	570,129
Less accumulated depreciation and amortization	(427,072)	(392,545)
Property and equipment, net	$195,137	$177,584

Note 4. Business Combinations

During Fiscal 2023, we completed business combinations that were insignificant, individually and in the aggregate, to the consolidated financial statements for an aggregate purchase price of $11 million. The business combinations included the acquisition of certain assets from Jack Rogers LLC and Jack Rogers Holding Company LLC and their subsidiaries (collectively “Jack Rogers”) and the acquisition of six former Southern Tide signature stores. The assets acquired and liabilities assumed were recorded based on the provisional estimated fair values, including intangible assets of $5 million, inventory of $3 million and goodwill of $3 million. See "Note 5—Intangible Assets and Goodwill" for the allocation of goodwill to the respective segments. The operating results of each acquisition have been included in the consolidated financial statements since the respective acquisition dates.

Johnny Was

On September 19, 2022, we acquired 100% of the ownership interests in JW Holdings, LLC and its subsidiaries (collectively “Johnny Was”). Johnny Was owns the Johnny Was California lifestyle brand and its related operations including the design, sourcing, marketing and distribution of collections of affordable luxury, artisan-inspired bohemian apparel, accessories and home goods.

This acquisition was accounted for under the acquisition method of accounting for business combinations. The preliminary purchase price for the acquisition of Johnny Was totaled $270 million in cash. After giving effect to the initial working capital adjustment, the purchase price paid at closing was $271 million, including acquired cash of $7 million. We used cash and short-term investments on hand and borrowings under our U.S. Revolving Credit Agreement to fund the transaction. During Fiscal 2023, additional consideration of $2 million was transferred related to measurement period adjustments. There were no contingent consideration arrangements associated with this transaction.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The final estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, were as follows (in thousands):

	Provisional Amounts at January 28, 2023	Measurement Period Adjustments	Final Amounts at February 3, 2024
Cash and cash equivalents	$7,296	$—	$7,296
Receivables	8,777	—	8,777
Inventories	23,434	(28)	23,406
Prepaid expenses and other assets	6,353	—	6,353
Property and equipment	21,108	(947)	20,161
Intangible assets	134,640	—	134,640
Goodwill	96,637	2,599	99,236
Operating lease assets	54,859	—	54,859
Accounts payable, accrued expenses and other liabilities	(34,777)	699	(34,078)
Non-current portion of operating lease liabilities	(47,009)	—	(47,009)
Purchase price	$271,318	$2,323	$273,641

Goodwill represents the amount by which the cost to acquire Johnny Was exceeds the fair value of individual acquired assets less liabilities of the business at acquisition. We made measurement-period adjustments, as shown in the table above, that increased the amount of provisional goodwill by $3 million. Substantially all the goodwill is deductible for income tax purposes.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 5. Intangible Assets and Goodwill

Intangible assets by category are summarized below (in thousands):

	February 3,	January 28,
	2024	2023
Intangible assets with finite lives	$113,413	$108,513
Accumulated amortization and impairment	(64,812)	(50,068)
Total intangible assets with finite lives, net	48,601	58,445

Intangible assets with indefinite lives:
Tommy Bahama Trademark	$110,700	$110,700
Lilly Pulitzer Trademark	27,500	27,500
Johnny Was Trademark	66,000	77,900
Southern Tide Trademark	9,300	9,300
Total intangible assets with indefinite lives	$213,500	$225,400

Total intangible assets, net	$262,101	$283,845

Intangible assets, by operating group and in total, for Fiscal 2021, Fiscal 2022 and Fiscal 2023 are as follows (in thousands):

	Tommy	Lilly	Johnny	Emerging	Lanier	Corporate
	Bahama	Pulitzer	Was	Brands	Apparel	and Other	Total
Balance, January 30, 2021	$110,700	$28,317	$—	$17,170	$—	$—	$156,187
Acquisition	—	—	—	—	—	—	—
Impairment	—	—	—	—	—	—	—
Amortization	—	(220)	—	(660)	—	—	(880)
Balance, January 29, 2022	$110,700	$28,097	$—	$16,510	$—	$—	$155,307
Acquisition	—	—	134,640	—	—	—	134,640
Impairment	—	—	—	—	—	—	—
Amortization	—	(238)	(5,194)	(670)	—	—	(6,102)
Balance, January 28, 2023	$110,700	$27,859	$129,446	$15,840	$—	$—	$283,845
Acquisition	—	—	—	4,899	—	—	4,899
Impairment	—	—	(11,900)	—	—	—	(11,900)
Amortization	—	(227)	(13,852)	(664)	—	—	(14,743)
Balance, February 3, 2024	$110,700	$27,632	$103,694	$20,075	$—	$—	$262,101

Based on the current estimated useful lives assigned to our intangible assets, amortization expense for each of the next five years is expected to be $12 million, $9 million, $6 million, $5 million and $4 million.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill, by operating group and in total, for Fiscal 2021, Fiscal 2022 and Fiscal 2023 is as follows (in thousands):

	Tommy	Lilly	Johnny	Emerging	Corporate
	Bahama	Pulitzer	Was	Brands	and Other	Total
Balance, January 30, 2021	$788	$19,522	$—	$3,600	$—	$23,910
Other, including foreign currency	(41)	—	—	—	—	(41)
Balance January 29, 2022	$747	$19,522	$—	$3,600	$—	$23,869
Acquisition	—	—	96,637	—	—	96,637
Other, including foreign currency	(8)	—	—	—	—	(8)
Balance, January 28, 2023	$739	$19,522	$96,637	$3,600	$—	$120,498
Acquisition	—	—	—	3,371	—	3,371
Measurement-period adjustments	—	—	2,599	—	—	2,599
Impairment	—	—	(99,236)	—	—	(99,236)
Other, including foreign currency	(42)	—	—	—	—	(42)
Balance, February 3, 2024	$697	$19,522	$—	$6,971	$—	$27,190

Goodwill and Other Intangible Assets Impairment Testing

We assess the recoverability of goodwill and other indefinite-lived intangible assets annually, at the beginning of the fourth quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Intangible assets with finite lives are amortized over their estimated useful life and are tested for impairment, along with other long-lived assets, when events and circumstances indicate that the assets might be impaired. Please see Note 1, “Summary of Significant Accounting Policies,” for discussion of the Company’s goodwill and intangible assets impairment testing process.

Based on our annual quantitative assessment as of October 29, 2023, and in conjunction with our fourth quarter annual forecasting process for 2024 which impacts key assumptions used in our impairment assessments, it was determined that the Johnny Was reporting unit and intangible assets with an indefinite life were impaired. The impairment charges for Johnny Was reflect the current challenging macroeconomic environment that has resulted in a more cautious consumer and an increase in interest rates. The more cautious consumer has both negatively impacted Johnny Was’ wholesale customers and direct to consumer operations resulting in Johnny Was not performing as originally projected in Fiscal 2023 and the moderation of forecasted revenue and operating income in future years. Interest rates also increased significantly after the acquisition of Johnny Was in September 2022 leading to an increase in discount rates used in our impairment analyses. We recorded $111 million of noncash impairment charges during the fourth quarter of Fiscal 2023, including a goodwill impairment of $99 million and an intangible asset impairment of $12 million, which were included in Impairment of goodwill, intangible assets and equity method investments in our Consolidated Statements of Operations.

Note 6. Debt

On March 6, 2023, we entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the “U.S. Revolving Credit Agreement”). The U.S. Revolving Credit Agreement provides for a revolving credit facility of up to $325 million, which may be used to fund working capital, to fund future acquisitions and for general corporate purposes. The U.S. Revolving Credit Agreement amended and restated our Fourth Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The U.S. Revolving Credit Agreement (1) extended the maturity of the facility from July 2024 to March 2028 and (2) modified certain provisions of the agreement. In other non-current assets, we capitalized debt issuance costs of $2 million in connection with commitments upon entering into the U.S. Revolving Credit Agreement.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to the U.S. Revolving Credit Agreement, the interest rate applicable to our borrowings under the U.S.  Revolving Credit Agreement is based on either the Term Secured Overnight Financing Rate plus an applicable margin of 135 to 185 basis points or prime plus an applicable margin of 25 to 75 basis points.

The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 7% as of February 3, 2024), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

We have issued standby letters of credit of $5 million in the aggregate under the U.S. Revolving Credit Agreement as of February 3, 2024. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us.

As of February 3, 2024, we had $29 million of borrowings outstanding and $288 million in unused availability under the U.S. Revolving Credit Agreement. Under the Prior Credit Agreement as of January 28, 2023 we had $119 million of borrowings outstanding and $199 million of unused availability.

Compliance with Covenants

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2023 and as of February 3, 2024, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement, or the Prior Credit Agreement, as applicable, as the minimum availability threshold was met at all times. As of February 3, 2024, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

Note 7. Leases and Other Commitments

For Fiscal 2023, operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset was $71 million and variable lease expense was $48 million, resulting in total lease expense of

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$119 million. For Fiscal 2022, operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset was $61 million and variable lease expense was $43 million, resulting in total lease expense of $104 million.  For Fiscal 2021, operating lease expense was $58 million and variable lease expense was $35 million, resulting in total lease expense of $93 million. As of both February 3, 2024 and January 28, 2023, the weighted-average remaining operating lease term was six years. The weighted-average discount rate for operating leases was 5.7% and 4.7% as of February 3, 2024 and January 28, 2023, respectively. Cash paid for lease amounts included in the measurement of operating lease liabilities in Fiscal 2023, Fiscal 2022 and Fiscal 2021 was $89 million, $75 million and $70 million, respectively.

As of February 3, 2024, the required lease liability payments, which include base rent amounts but excludes payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent rents incurred under operating lease agreements, for the fiscal years specified below were as follows (in thousands):

Operating lease
2024	78,886
2025	64,045
2026	58,746
2027	45,053
2028	39,334
After 2028	82,348
Total lease payments	$368,412
Less: Difference between discounted and undiscounted lease payments	60,133
Present value of lease liabilities	$308,279

Note 8. Shareholders’ Equity

Common Stock

We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of February 3, 2024 and January 28, 2023. As of February 3, 2024 and January 28, 2023, we had 16 million shares and 16 million shares, respectively, of common stock issued and outstanding.

Dividends

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we paid $42 million, $35 million and $28 million, respectively, of dividends to our shareholders. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends.

Share Repurchases

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we repurchased $20 million, $92 million and $8 million, respectively in open market transactions. Additionally, during Fiscal 2023, Fiscal 2022 and Fiscal 2021, we purchased $10 million, $3 million and $3 million, respectively, of shares from our employees to cover employee tax liabilities related to the vesting of shares of our stock.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock in open market transactions. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. Pursuant to the Board of Directors’ December 7, 2021, authorization, we repurchased 196,000 shares of our common stock for $20 million, an average price of $102 per share, in open market transactions during Fiscal 2023.  As of February 3, 2024, $30 million of the authorization remained available for future repurchases of our common stock.

Preferred Stock

We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of February 3, 2024 and January 28, 2023. No preferred shares were issued or outstanding as of February 3, 2024 or January 28, 2023.

Note 9. Equity Compensation

Long-Term Stock Incentive Plan and Equity Compensation Expense

As of February 3, 2024, shares available for issuance under our Long-Term Stock Incentive Plan (the “Long- Term Stock Incentive Plan”) were less than 1 million shares, which includes the additional shares approved for grant under the Long-Term Stock Incentive Plan by shareholders in June 2022. The Long-Term Stock Incentive Plan allows us to grant equity-based awards to employees and non-employee directors in the form of, among other things, stock options, stock appreciation rights, restricted shares and/or restricted share units. No additional shares are available under any predecessor plans.

The specific provisions of restricted share awards are evidenced by agreements with the employee as determined by the compensation committee of our Board of Directors. Restricted shares and restricted share units granted to officers and other key employees in recent years generally vest three years from the date of grant if (1) the performance or market threshold, if any, was met and (2) the employee is still employed by us on the vesting date. The employee generally is restricted from transferring or selling any restricted shares or restricted share units and forfeits the awards upon the termination of employment prior to the end of the vesting period. The restricted share unit awards granted during Fiscal 2022 and Fiscal 2023 include certain clauses related to accelerated vesting upon the occurrence of qualifying retirement, death or disability of the employee prior to the vesting date, while the restricted share awards granted in prior years did not include such clauses.

In recent years, we have granted a combination of service-based restricted share awards and awards based on total shareholder return (“TSR”) to certain of our employees. As of February 3, 2024, there was $20 million of unrecognized compensation expense related to the unvested service-based and TSR-based restricted share awards included in the tables below, which have been granted to employees but have not yet vested. As of February 3, 2024, the weighted average remaining life of the outstanding service-based and TSR-based awards was one year and two years, respectively.

Service-Based and Performance-Based Restricted Share Awards

During Fiscal 2023 and Fiscal 2022, we granted service-based restricted share and restricted share unit awards, while in Fiscal 2021 and years prior we granted service-based restricted shares. At the time that service-based restricted share unit awards are granted, the employee is generally, subject to the terms of the respective agreement, entitled to dividend equivalents, payable at the time of payment of any dividends paid on our common stock as long as the awards are outstanding, but do not have any voting rights. Whereas, at the time that service-based restricted share awards were issued, the shareholder is generally, subject to the terms of the respective agreement, entitled to the same dividend and voting rights as other holders of our common stock as long as the restricted shares are outstanding.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service-based Restricted Share Units

The table below summarizes the service-based restricted share awards, including both restricted shares and restricted share units, and performance-based award activity for officers and other key employees during Fiscal 2023, Fiscal 2022, and Fiscal 2021 (which do not include the TSR-based Restricted Share Unit activity described below):

	Fiscal 2023		Fiscal 2022		Fiscal 2021
		Weighted-		Weighted-		Weighted-
	Number of	average	Number of	average	Number of	average
	Shares or	grant date	Shares	grant date	Shares	grant date
	Units	fair value	or Units	fair value	or Units	fair value
Awards outstanding at beginning of year	212,945	$64	238,889	$61	308,369	$61
Awards granted	60,505	$115	67,965	$89	42,855	$89
Awards vested, including awards repurchased from employees for employees’ tax liability	(111,095)	$41	(83,324)	$77	(81,283)	$77
Awards forfeited	(3,561)	$83	(10,585)	$62	(31,052)	$62
Awards outstanding on February 3, 2024	158,794	$99	212,945	$64	238,889	$61

The following table summarizes information about unvested service-based restricted share awards, including both restricted shares and restricted share units, as of February 3, 2024.

	Number of	Average
	Unvested	Fair Value
	Share	on
Description	Awards	Date of Grant
Service-based restricted shares with May 2024 vesting date	34,455	$89
Service-based restricted share units with May 2025 vesting date	64,134	$89
Service-based restricted share units with May 2026 vesting date	60,205	$115
Total service-based awards outstanding at end of year	158,794	$99

Additionally, during the First Quarter of Fiscal 2024, we granted 0.1 million of service-based restricted share units, subject to the recipient remaining an employee through the May 2027 vesting date.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TSR-based Restricted Share Units

The table below summarizes the TSR-based restricted share unit activity for officers and other key employees (in units) during Fiscal 2023, Fiscal 2022, and Fiscal 2021:

	Fiscal 2023		Fiscal 2022		Fiscal 2021
		Weighted-		Weighted-		Weighted-
		average		average		average
	Number of	grant date	Number of	grant date	Number of	grant date
	Share Units	fair value	Share Units	fair value	Share Units	fair value
TSR-based awards outstanding at beginning of year	196,040	$89	130,440	$78	83,345	$50
TSR-based awards granted	74,605	$153	66,525	$111	56,750	$117
TSR-based restricted shares earned and vested, including restricted share units repurchased from employees for employees’ tax liability	(76,340)	$50	—	$—	—	$—
TSR-based awards forfeited	(2,142)	$115	(925)	$115	(9,655)	$68
TSR-based awards outstanding on February 3, 2024	192,163	$129	196,040	$89	130,440	$78

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

The following table summarizes information about unvested TSR-based restricted share units as of February 3, 2024.

	Unvested	Fair Value
	TSR-Based	on
Description	Share/Unit	Date of Grant
TSR-based restricted share units (at target) with May 2024 vesting date	52,200	$117
TSR-based restricted share units (at target) with May 2025 vesting date	65,358	$111
TSR-based restricted share units (at target) with May 2026 vesting date	74,605	$153
Total TSR-based restricted share units outstanding at end of year	192,163	$129

Additionally, during the First Quarter of Fiscal 2024, we granted 0.1 million of TSR-based restricted share units at target, subject to (1) our achievement of a specified TSR-based ranking by Oxford relative to a comparator group during a period of approximately three years from the date of grant and (2) the recipient remaining an employee through the May 2027 vesting date. The number of shares ultimately earned will be between 0% and 200% of the restricted share units at target.

Director Share Awards

In addition to shares granted to employees, we grant restricted share awards to our non-employee directors for a portion of each non-employee director’s annual compensation. The non-employee directors must complete certain service requirements; otherwise, the restricted shares are subject to forfeiture. On the date of issuance, the non-employee directors

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are entitled to the same dividend and voting rights as other holders of our common stock. The non-employee directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period.

Employee Stock Purchase Plan

There were less than 1 million shares of our common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of February 3, 2024. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Equity compensation expense related to the employee stock purchase plan recognized was less than $1 million in each of Fiscal 2023, Fiscal 2022 and Fiscal 2021.

Note 10. Defined Contribution Plans

We have a tax-qualified voluntary defined contribution retirement savings plan covering substantially all United States employees. If an eligible participant elects to contribute, a portion of the contribution may be matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in Fiscal 2023, Fiscal 2022 and Fiscal 2021 was $7 million, $5 million and $4 million, respectively. The increase in Fiscal 2023 was primarily due to an increase in the company match percentage for our defined contribution plan.

Note 11. Income Taxes

The following table summarizes our distribution between domestic and foreign earnings (loss) before income taxes and the provision (benefit) for income taxes (in thousands):

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Earnings (loss) before income taxes:
Domestic	$62,772	$206,944	$161,233
Foreign	12,174	8,781	3,326
Earnings (loss) before income taxes	$74,946	$215,725	$164,559

Income taxes:
Current:
Federal	$28,183	$41,776	$24,998
State	7,530	8,835	3,780
Foreign	2,419	1,191	409
	38,132	51,802	29,187
Deferred—Domestic	(24,083)	71	4,155
Deferred—Foreign	194	(1,883)	(104)
Income taxes	$14,243	$49,990	$33,238

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal income tax benefit	1.6%	3.6%	3.7%
Change in reserve for uncertain tax positions & method change	1.5%	0.2%	(1.0)%
Impact of foreign operations rate differential	0.3%	0.1%	0.1%
U.S. federal tax credits	(3.0)%	(0.7)%	(0.6)%
Impact of prior year true-ups	(1.9)%	(0.3)%	(0.7)%
Excess Tax Benefit, Restricted Stock Vesting	(1.6)%	(0.1)%	(0.3)%
Impact of valuation allowances related to operating losses	(0.9)%	(1.6)%	(0.8)%
Impact of valuation allowances related to capital losses	—%	—%	1.2%
Impact of capital losses	—%	—%	(2.9)%
Other, net	2.0%	1.0%	0.5%
Effective tax rate for continuing operations	19.0%	23.2%	20.2%

Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

	February 3,	January 28,
	2024	2023
Deferred Tax Assets:
Inventories	$21,254	$20,561
Accrued compensation and benefits	10,982	9,637
Receivable allowances and reserves	2,433	2,580
Operating lease liabilities	77,150	71,871
Operating loss and other carry-forwards	709	757
Other, net	5,902	4,901
Deferred tax assets	118,430	110,307
Deferred Tax Liabilities:
Operating lease assets	(74,004)	(66,145)
Depreciation and amortization	(16,907)	(15,289)
Acquired intangible assets	(1,051)	(26,030)
Deferred tax liabilities	(91,962)	(107,464)
Valuation allowance	(2,289)	(2,448)
Net deferred tax asset (liability)	$24,179	$395

The majority of our valuation allowance of $2 million as of February 3, 2024 and January 28, 2023 relates to our capital loss carry-forwards. The amount of the valuation allowance could change in the future if our operating results or estimates of future taxable operating results changes.

Certain amounts of foreign earnings are subject to U.S. federal tax currently pursuant to the GILTI rules regardless of whether those earnings are distributed, and actual distributions of foreign earnings are generally no longer subject to U.S. federal tax. We continue to assert that our investments in substantially all of our foreign subsidiaries and substantially all of the related earnings are permanently reinvested outside the United States. We believe that any other taxes such as foreign withholding or U.S. state tax payable would be immaterial if we were to repatriate the foreign earnings. Therefore, we have not recorded any deferred tax liabilities related to these foreign investments and earnings in our consolidated balance sheets as of February 3, 2024 and January 28, 2023.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for income taxes requires that we offset deferred tax liabilities and assets within each tax jurisdiction and present the net deferred tax amount for each jurisdiction as a net deferred tax amount in our consolidated balance sheets.  The amounts of deferred income taxes included in our consolidated balance sheets are as follows (in thousands):

	February 3,	January 28,
	2024	2023
Assets:
Deferred tax assets	$24,179	$3,376
Liabilities:
Deferred tax liabilities	—	(2,981)
Net deferred tax asset (liability)	$24,179	$395

A reconciliation of the changes in the gross amount of unrecognized tax benefits, which are included in other non-current liabilities, is as follows (in thousands):

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Balance of unrecognized tax benefits at beginning of year	$3,664	$3,390	$5,261
Increase related to prior period tax positions	233	110	10
Decrease related to prior period tax positions	(2,027)	—	—
Increase related to current period tax positions	1,940	646	527
Decrease related to settlements with taxing authorities	—	—	(2,305)
Decrease related to lapse of statute of limitations	(100)	(482)	(103)
Balance of unrecognized tax benefits at end of year	$3,710	$3,664	$3,390

Approximately $2 million of our uncertain tax positions as of February 3, 2024, if recognized, would reduce the future effective tax rate in the period settled.  The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, settlements of ongoing audits and assessments and the expiration of applicable statutes of limitation. The ultimate occurrence, outcomes, and timing of such events could differ from our current expectations. Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of operations. During each of Fiscal 2023, Fiscal 2022 and Fiscal 2021, we recognized less than $1 million of interest and penalties associated with unrecognized tax positions in our consolidated statements of operations.

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) into law. The IRA implemented a corporate alternative minimum tax, subject to certain thresholds being met, and a 1% excise tax on share repurchases effective beginning January 1, 2023. We do not currently expect that the tax-related provisions of the IRA will have a material effect on our reported results, cash flows or financial position. For Fiscal 2023, excise taxes included as part of the price of common stock repurchased during the period did not have a material effect on our reported results.

Pillar Two Directive

In December 2022, the EU Member States formally adopted the Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. We are continuing to evaluate the potential effect on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Lanier Apparel Exit

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

For Fiscal 2021 the estimated inventory markdown charges and manufacturing facility charges are included in cost of goods sold in Lanier Apparel, while the charges for operating lease asset impairments, employee charges, and fixed asset impairments are included in SG&A in Lanier Apparel. The gain on sale of the Toccoa, Georgia distribution center in Fiscal 2021 is included in royalties and other income in Lanier Apparel. The $2 million gain on sale of the Merida manufacturing facility in Mexico that was sold in the First Quarter of Fiscal 2023 is also included in royalties and other income.

We do not expect to incur any additional Lanier Apparel exit charges. Substantially all of the cumulative accrued employee charges, termination charges related to contractual commitments and charges related to the Merida manufacturing facility have been paid. During Fiscal 2023, lease amounts totaling $2 million related to the Lanier Apparel office leases that were previously impaired and vacated were paid, with no other anticipated significant future cash requirements related to the Lanier Apparel business.

SCHEDULE II

Oxford Industries, Inc.

Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions	Charged
	Balance at	Charged to	to Other		Deductions		Balance at
	Beginning	Costs and	Accounts–		–		End of
Description	of Period	Expenses	Describe		Describe		Period

	(In thousands)
Fiscal 2023
Deducted from asset accounts:
Accounts receivable reserves (1)	$4,032	$1,201	$		$(2,592)	(4)	$2,641
Provision for credit losses (2)	$1,230	$(382)	$		$(348)	(5)	$500
Fiscal 2022
Deducted from asset accounts:
Accounts receivable reserves (1)	$3,412	$2,868	$541	(3)	$(2,789)	(4)	$4,032
Provision for credit losses (2)	$1,311	$(262)	$200	(3)	$(19)	(5)	$1,230
Fiscal 2021
Deducted from asset accounts:
Accounts receivable reserves (1)	$6,418	$(1,140)	$—		$(1,866)	(4)	$3,412
Provision for credit losses (2)	$2,580	$(1,190)	$—		$(79)	(5)	$1,311
(1)	Accounts receivable reserves includes estimated reserves for allowances, returns and discounts related to our wholesale operations as discussed in our significant accounting policy disclosure for "Revenue Recognition and Receivables" in Note 1 of our consolidated financial statements.
(2)	Provision for credit losses consists of amounts reserved for our estimate of a wholesale customer’s inability to meet its financial obligations as discussed in our significant accounting policy disclosure for "Revenue Recognition and Receivables" in Note 1 of our consolidated financial statements.
(3)	Addition due to the acquisition of Johnny Was in September 2022.
(4)	Principally consists of amounts written off related to customer allowances, returns and discounts.
(5)	Principally consists of accounts written off as uncollectible.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 1, 2024 expressed an unqualified opinion thereon.

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

Valuation of Goodwill and Trademark Indefinite-lived Intangible Asset of the Johnny Was Reporting Unit

Description of the Matter

As disclosed in Note 5 to the consolidated financial statements, in connection with the annual impairment test, the Company recorded impairment charges of $99 million related to goodwill and $12 million related to the trademark indefinite-lived intangible asset. As disclosed in Note 1 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually on the first day of the fourth quarter or whenever changes in circumstances may indicate the carrying amounts may not be recoverable. Subsequent to the impairment charges recorded, the Company’s goodwill and trademark indefinite-lived intangible asset balances for the Johnny Was reporting unit were $0 and $66 million, respectively, at February 3, 2024.

Auditing management’s goodwill and indefinite-lived intangible asset impairment tests for the Johnny Was reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair values of the Johnny Was reporting unit and trademark indefinite-lived intangible asset. In particular, the fair value estimate of the Johnny Was reporting unit for purposes of assessing the amount of impairment was sensitive to significant assumptions such as revenue growth rates, operating margin, and the discount rate. In addition, the fair value estimate of the Johnny Was indefinite-lived intangible asset was sensitive to significant assumptions such as royalty rates for the trademark, revenue growth rates, and discount rate. These significant assumptions are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the Johnny Was goodwill and indefinite-lived intangible asset impairment processes. For example, we tested controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Johnny Was reporting unit and trademark indefinite-lived intangible asset, we performed audit procedures that included, among others, assessing methodologies used by the Company, testing the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we compared the significant assumptions described above to current market and economic trends; the assumptions used to value similar assets in acquisitions; historical results of the business; and other guidelines used by companies in the same industry. We involved our valuation specialists to assist in our evaluation of the Company's valuation methodology and certain significant assumptions. In addition, we assessed the historical accuracy of management’s prospective financial information and performed sensitivity analyses on significant assumptions to evaluate the potential changes in the fair value of the Johnny Was reporting unit and trademark indefinite-lived intangible asset that would result from changes in the assumptions. We also recalculated the resulting impairment charges recorded by the Company.

We have served as the Company's auditor since 2002.

/s/ Ernst & Young, LLP

Atlanta, GA

April 1, 2024

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

Changes in and Evaluation of Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of Fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of February 3, 2024. In making this assessment, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that our internal control over financial reporting was effective as of February 3, 2024.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of February 3, 2024, and its report thereon is included herein.

and

/s/ THOMAS C. CHUBB III	/s/ K. SCOTT GRASSMYER
Thomas C. Chubb III Chairman, Chief Executive Officer and President (Principal Executive Officer)	K. Scott Grassmyer Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

April 1, 2024	April 1, 2024

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Oxford Industries, Inc.’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oxford Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Oxford Industries, Inc. as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated April 1, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

April 1, 2024

Item 9B.   Other Information

During the Fourth Quarter of Fiscal 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this report:

●	Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023.
●	Consolidated Statements of Operations for Fiscal 2023, Fiscal 2022 and Fiscal 2021.
●	Consolidated Statements of Comprehensive Income for Fiscal 2023, Fiscal 2022 and Fiscal 2021.
●	Consolidated Statements of Shareholders’ Equity for Fiscal 2023, Fiscal 2022 and Fiscal 2021.
●	Consolidated Statements of Cash Flows for Fiscal 2023, Fiscal 2022 and Fiscal 2021.
●	Notes to Consolidated Financial Statements for Fiscal 2023, Fiscal 2022 and Fiscal 2021.

2.    Financial Statement Schedules

●	Schedule II—Valuation and Qualifying Accounts

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

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended (filed as Exhibit 3.2 to the Company’s Form 8-K filed on August 18, 2020)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended February 1, 2020)
10.1	Oxford Industries, Inc. Deferred Compensation Plan (as amended and restated effective June 13, 2012) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended October 27, 2012)†
10.2	First Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated July 1, 2016 (filed as Exhibit 10.3 to the Company’s Form 10-Q/A for the fiscal quarter ended on July 30, 2016)†
10.3	Second Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated December 22, 2022† (filed as Exhibit 10.9 to the Company’s Form 10-K filed on March 28, 2023)
10.4

Fourth Amended and Restated Pledge and Security Agreement, dated as of May 24, 2016, among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the additional entities grantor thereto, as Grantors, and Truist Bank f/k/a SunTrust Bank, as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 24, 2016)

10.5	Form of Oxford Industries, Inc. Restricted Share Unit Award Agreement*
10.6

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
10.7	Form of Oxford Industries, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2020)†
10.8	Form of Oxford Industries, Inc. Performance-Based Restricted Share Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2020)†
10.9	Oxford Industries, Inc. Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.9 to the Company’s Form 10-K filed on March 28, 2023)
21	Subsidiaries of Oxford Industries, Inc.*
23	Consent of Independent Registered Public Accounting Firm*
24	Power of Attorney*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Clawback Policy*
101INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101SCH	XBRL Taxonomy Extension Schema Document
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	XBRL Taxonomy Extension Definition Linkbase Document
101LAB	XBRL Taxonomy Extension Label Linkbase Document
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

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

Date: April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ THOMAS C. CHUBB III
Thomas C. Chubb III	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 1, 2024
/s/ K. SCOTT GRASSMYER
K. Scott Grassmyer	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2024

Helen Ballard	Director
*
Virginia A. Hepner	Director	April 1, 2024
*
John R. Holder	Director	April 1, 2024
*
Stephen S. Lanier	Director	April 1, 2024
*
Dennis M. Love	Director	April 1, 2024
*
Milford W. McGuirt	Director	April 1, 2024
*
Clarence H. Smith	Director	April 1, 2024
*
Clyde C. Tuggle	Director	April 1, 2024
*
E. Jenner Wood III	Director	April 1, 2024
*
Carol B. Yancey	Director	April 1, 2024

*By
/s/ SURAJ A. PALAKSHAPPA
Suraj A. Palakshappa
as Attorney-in-Fact