Form 10-Q
period 2024-05-04
OXFORD INDUSTRIES INC
filed 2024-06-13
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

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

As of June 10, 2024, there were 15,676,410 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the First Quarter of Fiscal 2024

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, demand for our products, which may be impacted by macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by inflationary pressures, elevated interest rates, concerns about the stability of the banking industry or general economic uncertainty, and the effectiveness of measures to mitigate the impact of these factors; competitive conditions and/or evolving consumer shopping patterns; acquisition activities (such as the acquisition of Johnny Was), including our ability to integrate key functions, recognize anticipated synergies and minimize related disruptions or distractions to our business as a result of these activities; supply chain disruptions; costs and availability of labor and freight deliveries, including our ability to appropriately staff our retail stores and food and beverage locations; costs of products as well as the raw materials used in those products, as well as our ability to pass along price increases to consumers; energy costs; our ability to respond to rapidly changing consumer expectations; unseasonal or extreme weather conditions or natural disasters; the ability of business partners, including suppliers, vendors, wholesale customers, licensees, logistics providers and landlords, to meet their obligations to us and/or continue our business relationship to the same degree as they have historically; retention of and disciplined execution by key management and other critical personnel; cybersecurity breaches and ransomware attacks, as well as our and our third party vendors’ ability to properly collect, use, manage and secure business, consumer and employee data and maintain continuity of our information technology systems; the effectiveness of our advertising initiatives in defining, launching and communicating brand-relevant customer experiences; the level of our indebtedness, including the risks associated with heightened interest rates on the debt and the potential impact on our ability to operate and expand our business; changes in international, federal or state tax, trade and other laws and regulations, including the potential for increases or changes in duties, tariffs or quotas; the timing of shipments requested by our wholesale customers; fluctuations and volatility in global financial and/or real estate markets; the timing and cost of retail store and food and beverage location openings and remodels, technology implementations and other capital expenditures; the timing, cost and successful implementation of changes to our distribution network; pandemics or other public health crises; expected outcomes of pending or potential litigation and regulatory actions; the increased consumer, employee and regulatory focus on corporate responsibility issues; the regulation or prohibition of goods sourced, or containing raw materials or components, from certain regions and our ability to evidence compliance; access to capital and/or credit markets; factors that could affect our consolidated effective tax rate; the risk of impairment to goodwill and other intangible assets such as the recent impairment charges incurred in our Johnny Was segment; risks related to a shutdown of the US government; and geopolitical risks, including ongoing challenges between the United States and China and those related to the ongoing war in Ukraine, the Israel-Hamas war and the conflict in the Red Sea region. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Fiscal 2023 Form 10-K, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means the Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "TBBC" means The Beaufort Bonnet Company; and “Fiscal 2023 Form 10-K” means our Annual Report on Form 10-K for Fiscal 2023. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2025	52 weeks ending January 31, 2026
Fiscal 2024	52 weeks ending February 1, 2025
Fiscal 2023	53 weeks ended February 3, 2024
Fiscal 2022	52 weeks ended January 28, 2023
Fourth Quarter Fiscal 2024	13 weeks ending February 1, 2025
Third Quarter Fiscal 2024	13 weeks ending November 2, 2024
Second Quarter Fiscal 2024	13 weeks ending August 3, 2024
First Quarter Fiscal 2024	13 weeks ended May 4, 2024
Fourth Quarter Fiscal 2023	14 weeks ended February 3, 2024
Third Quarter Fiscal 2023	13 weeks ended October 28, 2023
Second Quarter Fiscal 2023	13 weeks ended July 29, 2023
First Quarter Fiscal 2023	13 weeks ended April 29, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

(unaudited)

	May 4,	February 3,	April 29,
	2024	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$7,657	$7,604	$9,712
Receivables, net	87,918	63,362	81,483
Inventories, net	144,373	159,565	179,608
Income tax receivable	19,437	19,549	19,442
Prepaid expenses and other current assets	38,978	43,035	37,459
Total Current Assets	$298,363	$293,115	$327,704
Property and equipment, net	193,702	195,137	181,601
Intangible assets, net	259,147	262,101	280,785
Goodwill	27,185	27,190	122,056
Operating lease assets	319,308	263,934	245,099
Other assets, net	41,183	32,188	33,637
Deferred income taxes	18,088	24,179	3,348
Total Assets	$1,156,976	$1,097,844	$1,194,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$73,755	$85,545	$69,609
Accrued compensation	19,340	23,660	24,318
Current portion of operating lease liabilities	65,366	64,576	67,265
Accrued expenses and other liabilities	67,124	66,863	80,854
Total Current Liabilities	$225,585	$240,644	$242,046
Long-term debt	18,630	29,304	94,306
Non-current portion of operating lease liabilities	296,080	243,703	223,167
Other non-current liabilities	23,806	23,279	19,561
Deferred income taxes	—	—	7,725
Shareholders’ Equity
Common stock, $1.00 par value per share	15,634	15,629	15,780
Additional paid-in capital	183,126	178,567	176,030
Retained earnings	396,933	369,453	418,043
Accumulated other comprehensive loss	(2,818)	(2,735)	(2,428)
Total Shareholders’ Equity	$592,875	$560,914	$607,425
Total Liabilities and Shareholders’ Equity	$1,156,976	$1,097,844	$1,194,230

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	First Quarter
	Fiscal 2024	Fiscal 2023
Net sales	$398,184	$420,097
Cost of goods sold	139,823	144,968
Gross profit	$258,361	$275,129
SG&A	213,103	203,149
Royalties and other operating income	7,193	8,321
Operating income	$52,451	$80,301
Interest expense, net	874	2,342
Earnings before income taxes	$51,577	$77,959
Income tax expense	13,204	19,421
Net earnings	$38,373	$58,538

Net earnings per share:
Basic	$2.46	$3.75
Diluted	$2.42	$3.64
Weighted average shares outstanding:
Basic	15,597	15,629
Diluted	15,844	16,071
Dividends declared per share	$0.67	$0.65

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	First Quarter
	Fiscal 2024	Fiscal 2023
Net earnings	$38,373	$58,538
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(83)	(604)
Comprehensive income	$38,290	$57,934

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Quarter
	Fiscal 2024	Fiscal 2023
Cash Flows From Operating Activities:
Net earnings	$38,373	$58,538
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	13,586	11,512
Amortization of intangible assets	2,955	3,660
Equity compensation expense	4,051	3,259
Gain on sale of property and equipment	—	(1,756)
Amortization and write-off of deferred financing costs	96	272
Deferred income taxes	6,059	4,657
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(24,571)	(37,542)
Inventories, net	15,151	39,987
Income tax receivable	112	(2)
Prepaid expenses and other current assets	4,051	634
Current liabilities	(15,365)	(27,671)
Other balance sheet changes	(11,575)	(2,991)
Cash provided by operating activities	$32,923	$52,557
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(240)	(997)
Purchases of property and equipment	(11,894)	(16,662)
Proceeds from the sale of property, plant and equipment	—	2,125
Cash used in investing activities	$(12,134)	$(15,534)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(136,216)	(137,755)
Proceeds from revolving credit arrangements	125,542	113,051
Deferred financing costs paid	—	(1,661)
Proceeds from issuance of common stock	513	602
Cash dividends paid	(10,549)	(10,351)
Cash used in financing activities	$(20,710)	$(36,114)
Net change in cash and cash equivalents	$79	$909
Effect of foreign currency translation on cash and cash equivalents	(26)	(23)
Cash and cash equivalents at the beginning of year	7,604	8,826
Cash and cash equivalents at the end of period	$7,657	$9,712

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share amounts)

(unaudited)

	First Quarter Fiscal 2024
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 3, 2024	$15,629	$178,567	$369,453	$(2,735)	$560,914
Comprehensive income	—	—	38,373	(83)	38,290
Shares issued under equity plans	5	508	—	—	513
Compensation expense for equity awards	—	4,051	—	—	4,051
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(10,893)	—	(10,893)
May 4, 2024	$15,634	$183,126	$396,933	$(2,818)	$592,875

	First Quarter Fiscal 2023
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 28, 2023	$15,774	$172,175	$370,145	$(1,824)	$556,270
Comprehensive income	—	—	58,538	(604)	57,934
Shares issued under equity plans	6	596	—	—	602
Compensation expense for equity awards	—	3,259	—	—	3,259
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(10,640)	—	(10,640)
April 29, 2023	$15,780	$176,030	$418,043	$(2,428)	$607,425

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FIRST QUARTER OF FISCAL 2024

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

The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Fiscal 2023 Form 10-K. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2023 Form 10-K.

Recently Issued Accounting Standards Applicable to Future Years

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs and any not listed below were assessed and determined to not be applicable or are expected to have an immaterial impact on our Condensed Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, inclusion of all annual disclosures in interim periods, disclosure of the title and position of the chief operating decision maker and how the chief operating decision maker uses reported measures of segment profit and loss to assess performance and allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments require retrospective application to all prior periods presented in the financial statements. We are evaluating how the enhanced disclosure requirements of ASU 2023-07 will affect our presentation, and we will include the incremental disclosures upon the effective date.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating how the expanded disclosure requirements of ASU 2023-09 will affect our presentation, and we will include the incremental disclosures upon the effective date.

2.    Operating Group Information:  We identify our operating groups based on the way our management organizes the components of our business for the purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Our business is organized as our Tommy Bahama, Lilly Pulitzer, Johnny Was and Emerging Brands operating groups.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of any sales between operating groups, any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments. The accounting policies of the reportable operating segments are the same as those described in our Fiscal 2023 Form 10-K.

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	First Quarter
	Fiscal 2024	Fiscal 2023
Net sales
Tommy Bahama	$225,617	$239,435
Lilly Pulitzer	88,421	97,450
Johnny Was	51,212	49,491
Emerging Brands	33,001	33,991
Corporate and Other	(67)	(270)
Consolidated net sales	$398,184	$420,097

Depreciation and amortization
Tommy Bahama	$7,193	$5,984
Lilly Pulitzer	4,594	3,392
Johnny Was	4,006	5,192
Emerging Brands	614	425
Corporate and Other	134	179
Consolidated depreciation and amortization	$16,541	$15,172

Operating income (loss)
Tommy Bahama	$42,639	$55,521
Lilly Pulitzer	15,544	24,516
Johnny Was	333	2,484
Emerging Brands	3,798	3,913
Corporate and Other	(9,863)	(6,133)
Consolidated operating income	$52,451	$80,301
Interest expense, net	874	2,342
Earnings before income taxes	$51,577	$77,959

	May 4, 2024	February 3, 2024	April 29, 2023
Assets
Tommy Bahama (1)	$607,069	$556,431	$576,867
Lilly Pulitzer (2)	208,182	194,871	215,842
Johnny Was (3)	246,229	251,429	330,321
Emerging Brands (4)	103,995	98,816	92,959
Corporate and Other (5)	(8,499)	(3,703)	(21,759)
Consolidated Total Assets	$1,156,976	$1,097,844	$1,194,230
(1)	Increase in Tommy Bahama total assets from April 29, 2023, includes increases in operating lease assets and property and equipment partially offset by decreases in inventories and receivables.
(2)	Decrease in Lilly Pulitzer total assets from April 29, 2023, includes a decrease in inventories.
(3)	Decrease in Johnny Was total assets from April 29, 2023, relates primarily to the impairment charges for goodwill and intangible assets recorded in the Fourth Quarter of Fiscal 2023.
(4)	Increase in Emerging Brands total assets from April 29, 2023, includes increases in operating lease assets and property and equipment from the opening of new retail store locations. Goodwill and intangible assets also increased related to the acquisition of Jack Rogers and three former Southern Tide Signature Stores in the Fourth Quarter of Fiscal 2023. These increases were partially offset by reductions in inventories.
(5)	Increase in Corporate and Other total assets from April 29, 2023, relates primarily due to the impact of LIFO accounting.

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	First Quarter Fiscal 2024
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$225,617	45%	21%	15%	19%	—%
Lilly Pulitzer	88,421	35%	46%	—%	19%	—%
Johnny Was	51,212	37%	40%	—%	23%	—%
Emerging Brands	33,001	15%	36%	—%	49%	—%
Corporate and Other	(67)	—%	—%	—%	—%	NM %
Total	$398,184	39%	30%	9%	22%	—%

	First Quarter Fiscal 2023
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$239,435	44%	21%	13%	22%	—%
Lilly Pulitzer	97,450	34%	47%	—%	19%	—%
Johnny Was	49,491	36%	38%	—	26%	—%
Emerging Brands	33,991	7%	36%	—%	57%	—%
Corporate and Other	(270)	—%	—%	—%	—%	NM %
Total	$420,097	37%	30%	8%	25%	—%

3.    Revenue Recognition and Receivables: Our revenue consists of direct to consumer sales, including our retail store, e-commerce and food and beverage operations, and wholesale sales, as well as royalty income, which is included in royalties and other operating income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our accounting policies related to revenue recognition for each type of contract with customers is described in the significant accounting policies described in our Fiscal 2023 Form 10-K.

The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	First Quarter
	Fiscal 2024	Fiscal 2023
Retail	$155,755	$157,605
E-commerce	119,716	125,764
Food & Beverage	34,717	32,032
Wholesale	88,063	104,829
Other	(67)	(133)
Net sales	$398,184	$420,097

An estimated sales return liability of $14 million, $13 million and $16 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively. As of May 4, 2024, February 3, 2024, and April 29, 2023, prepaid expenses and other current assets included $4 million, $4 million and $5 million, respectively, relating to the estimated value of inventory for expected direct to consumer and wholesale sales returns.

Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of May 4, 2024, February 3, 2024, and April 29, 2023, reserve balances recorded as a reduction to receivables related to these items were $3 million, $3 million and $4 million, respectively. As of May 4, 2024, February 3, 2024, and April 29, 2023, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $1 million and $1 million, respectively.

Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheet and totaled $20 million, $20 million and $18 million as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively.

4.    Leases: For the First Quarter of Fiscal 2024, operating lease expense was $19 million and variable lease expense was $13 million, resulting in total lease expense of $32 million compared to $28 million of total lease expense in the First Quarter of Fiscal 2023.

Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Quarter of Fiscal 2024 was $22 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Quarter of Fiscal 2023 was $21 million.

As of May 4, 2024, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2024	$62,510
2025	71,153
2026	68,663
2027	54,538
2028	49,632
2029	35,765
After 2029	101,054
Total lease payments	$443,315
Less: Difference between discounted and undiscounted lease payments	81,870
Present value of lease liabilities	$361,445

5.    Shareholders’ Equity: From time to time, we repurchase our common stock mainly through open market repurchase plans. During the First Quarter of Fiscal 2024 and the First Quarter of Fiscal 2023, there were no repurchases. As of May 4, 2024, we have $30 million remaining under our existing Board of Directors’ authorization.

We also repurchase shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock. During the First Quarter of Fiscal 2024 and the First Quarter of Fiscal 2023, no shares vested that resulted in a repurchase from our employees.

Long-Term Stock Incentive Plan and Equity Compensation Expense

In recent years, we have granted a combination of service-based restricted share awards and awards based on relative total shareholder return ("TSR") to certain select employees.

Service-Based Restricted Share Awards

The table below summarizes the service-based restricted share awards, including both restricted shares and restricted share units, activity for the First Quarter of Fiscal 2024:

	Fiscal 2024
		Weighted-
	Number of	average
	Shares or	grant date
	Units	fair value
Awards outstanding at beginning of year	158,794	$99
Awards granted	66,188	$111
Awards vested, including awards repurchased from employees for employees’ tax liability	—	$—
Awards forfeited	—	$—
Awards outstanding on May 4, 2024	224,982	$102

TSR-based Restricted Share Units

The table below summarizes the TSR-based restricted share unit activity at target for the First Quarter of Fiscal 2024:

	Fiscal 2024
		Weighted-
		average
	Number of	grant date
	Share Units	fair value
TSR-based awards outstanding at beginning of year	192,163	$129
TSR-based awards granted	80,245	$140
TSR-based restricted shares earned and vested, including restricted share units repurchased from employees for employees’ tax liability	—	$—
TSR-based awards forfeited	—	$—
TSR-based awards outstanding on May 4, 2024	272,408	$132

As disclosed in Note 1 to our consolidated financial statements contained in our Fiscal 2023 Form 10-K, the fair value of TSR-based awards are not tied to the price of our common stock at any fixed point in time; rather, the fair value of TSR-based awards is determined using a Monte Carlo simulation model, which models multiple TSR paths for our common stock as well as the comparator group, as applicable, to evaluate and determine the estimated fair value of the award.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Fiscal 2023 Form 10-K.

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

For additional information about our business and our operating groups, see Part I, Item 1. Business of our Fiscal 2023 Form 10-K. Important factors relating to certain risks which could impact our business are described in Part I. Item 1A. Risk Factors of our Fiscal 2023 Form 10-K.

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

The current macroenvironment, with heightened concerns about continuing inflationary trends, a global economic recession, geopolitical issues, the availability and cost of credit and elevated interest rates for prolonged periods has resulted in lower levels of consumer sentiment that has driven the consumer to become more cautious in her discretionary spending despite most other economic indicators remaining positive. These factors, when combined with heightened promotional activity in our industry, is creating a complex and challenging retail environment, which continues to impact our businesses and financial results during Fiscal 2024 and has exacerbated some of the inherent challenges to our operations and may continue to do so in the future. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses.

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

Key Operating Results:

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Quarter of Fiscal 2024 compared to the First Quarter of Fiscal 2023:

	First Quarter
	Fiscal 2024	Fiscal 2023
Net sales	$398,184	$420,097
Operating income	$52,451	$80,301
Net earnings	$38,373	$58,538
Net earnings per diluted share	$2.42	$3.64
Weighted average shares outstanding - diluted	15,844	16,071

Net earnings per diluted share were $2.42 in the First Quarter of Fiscal 2024 compared to $3.64 in the First Quarter of Fiscal 2023. The 34% decrease in net earnings per diluted share was primarily due to a 34% decrease in net earnings. The decreased net earnings were primarily due to (1) lower operating income in each of our operating groups, (2) a higher operating loss at Corporate and Other and (3) a higher effective tax rate. These decreases were partially offset by decreased interest expense.

COMPARABLE SALES

We often disclose comparable sales to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable sales include net sales from our full-price retail stores and e-commerce sites. We believe that the inclusion of both full-price retail stores and e-commerce sites in the comparable sales disclosures is a more meaningful way of reporting our comparable sales results, given similar inventory planning, allocation and return policies, as well as our cross-channel marketing and other initiatives for the direct to consumer channels. For our comparable sales disclosures, we exclude (1) outlet store sales as those clearance sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occur at lower gross margins than our non-clearance direct to consumer sales, and (2) food and beverage sales, as we do not currently believe that the inclusion of food and beverage sales in our comparable sales disclosures is meaningful in assessing our branded apparel businesses. Historically, we also excluded from our comparable sales disclosures e-commerce flash clearance sales used to liquidate excess inventory; however, given the evolving cadence of marking down retail sales prices associated with our e-commerce operations, we are now including those sales for purposes of our comparable sales disclosures. Comparable sales information reflects net sales, including shipping and handling revenues, if any, associated with product sales.

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

	May 4,	February 3,	April 29,	January 28,
	2024	2024	2023	2023
Tommy Bahama full-price retail stores	102	102	103	103
Tommy Bahama retail-food & beverage locations	23	22	21	21
Tommy Bahama outlets	35	34	33	33
Total Tommy Bahama locations	160	158	157	157
Lilly Pulitzer full-price retail stores	60	60	59	59
Johnny Was full-price retail stores	75	72	65	65
Johnny Was outlets	3	3	2	2
Total Johnny Was locations	78	75	67	67
Southern Tide full-price retail stores	20	19	9	6
TBBC full-price retail stores	4	3	3	3
Total Oxford direct to consumer locations	322	315	295	292

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2024 COMPARED TO FIRST QUARTER OF FISCAL 2023

The discussion and tables below compare our statements of operations for the First Quarter of Fiscal 2024 to the First Quarter of Fiscal 2023. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

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

	First Quarter
	Fiscal 2024		Fiscal 2023		$ Change	% Change

Net sales	$398,184	100.0%	$420,097	100.0%	$(21,913)	(5.2)%
Cost of goods sold	139,823	35.1%	144,968	34.5%	(5,145)	(3.5)%
Gross profit	$258,361	64.9%	$275,129	65.5%	$(16,768)	(6.1)%
SG&A	213,103	53.5%	203,149	48.4%	9,954	4.9%
Royalties and other operating income	7,193	1.8%	8,321	2.0%	(1,128)	(13.6)%
Operating income	$52,451	13.2%	$80,301	19.1%	$(27,850)	(34.7)%
Interest expense, net	874	0.2%	2,342	0.6%	(1,468)	(62.7)%
Earnings before income taxes	$51,577	13.0%	$77,959	18.6%	$(26,382)	(33.8)%
Income tax expense	13,204	3.3%	19,421	4.6%	(6,217)	(32.0)%
Net earnings	$38,373	9.6%	$58,538	13.9%	$(20,165)	(34.4)%
Net earnings per diluted share	$2.42		$3.64		$(1.22)	(33.5)%
Weighted average shares outstanding - diluted	15,844		16,071		(227)	(1.4)%

Net Sales

	First Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$225,617	$239,435	$(13,818)	(5.8)%
Lilly Pulitzer	88,421	97,450	(9,029)	(9.3)%
Johnny Was	51,212	49,491	1,721	3.5%
Emerging Brands	33,001	33,991	(990)	(2.9)%
Corporate and Other	(67)	(270)	203	NM %
Consolidated net sales	$398,184	$420,097	$(21,913)	(5.2)%

Consolidated net sales were $398 million in the First Quarter of Fiscal 2024 compared to net sales of $420 million in the First Quarter of Fiscal 2023. The 5% decrease in net sales included decreased sales in Tommy Bahama, Lilly Pulitzer and Emerging Brands. These decreases were partially offset by increased sales in Johnny Was.

The changes in net sales by distribution channel consisted of the following:

●	a decrease in wholesale sales of $17 million, or 16%, including (1) a $11 million decrease in Tommy Bahama, (2) a $3 million decrease in Emerging Brands, (3) a $2 million decrease in Lilly Pulitzer and (4) a $1 million decrease in Johnny Was;
●	a decrease in e-commerce sales of $6 million, or 5%, including (1) a $5 million decrease in Lilly Pulitzer and (2) a $2 million decrease in Tommy Bahama. These decreases were partially offset by a $2 million increase in Johnny Was;
●	a decrease in full-price retail sales of $3 million, or 2%, including (1) a $4 million decrease in Tommy Bahama and (2) a $2 million decrease in Lilly Pulitzer. These decreases were partially offset by (1) a $2 million increase in Emerging Brands as we continue to open new retail locations and (2) a $1 million increase in Johnny Was;
●	an increase in food and beverage sales of $3 million, or 8%; and

●	an increase in outlet sales of $1 million, or 6%, primarily driven by a $1 million increase in Tommy Bahama.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Quarter
	Fiscal 2024	Fiscal 2023
Retail	39%	37%
E-commerce	30%	30%
Food & beverage	9%	8%
Wholesale	22%	25%
Total	100%	100%

Tommy Bahama:

Tommy Bahama net sales decreased $14 million, or 6%, in the First Quarter of Fiscal 2024, with a decrease in (1) wholesale sales of $11 million, or 20%, driven primarily by decreases in sales to off-price, department store, and specialty store wholesale customers, (2) full-price retail sales of $4 million, or 5%, and (3) e-commerce sales of $2 million, or 5%. These decreases were partially offset by an increase in (1) food and beverage sales of $3 million, or 8%, and (2) outlet sales of $1 million, or 4%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter
	Fiscal 2024	Fiscal 2023
Retail	45%	44%
E-commerce	21%	21%
Food & beverage	15%	13%
Wholesale	19%	22%
Total	100%	100%

Lilly Pulitzer:

Lilly Pulitzer net sales decreased $9 million, or 9%, in the First Quarter of Fiscal 2024, with a decrease in (1) e-commerce sales of $5 million, or 11%, primarily resulting from a change in promotional activity with Lilly Pulitzer replacing a website-wide 30% off event in the First Quarter of 2023 with a smaller flash sale on select product with higher discounts in the First Quarter of Fiscal 2024, (2) retail sales of $2 million, or 6%, and (3) wholesale sales of $2 million, or 10%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter
	Fiscal 2024	Fiscal 2023
Retail	35%	34%
E-commerce	46%	47%
Wholesale	19%	19%
Total	100%	100%

Johnny Was:

Johnny Was net sales increased $2 million, or 3%, in the First Quarter of Fiscal 2024, with an increase in (1) e-commerce sales of $2 million, or 11%, and (2) retail sales of $1 million, or 4%. These increases were partially offset by decreased wholesale sales of $1 million, or 10%. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	First Quarter
	Fiscal 2024	Fiscal 2023
Retail	37%	36%
E-commerce	40%	38%
Wholesale	23%	26%
Total	100%	100%

Emerging Brands:

Emerging Brands net sales decreased $1 million, or 3%, in the First Quarter of Fiscal 2024 due to lower off-price wholesale sales and lower promotional e-commerce sales at Southern Tide and TBBC. Off-price wholesale sales and promotional e-commerce sales were higher in in the First Quarter of Fiscal 2023 to liquidate previously marked down inventory. These decreases were partially offset by (1) sales in Jack Rogers, which was acquired in the Fourth Quarter of Fiscal 2023 and (2) increased sales in Duck Head. By distribution channel, the $1 million decrease included a decrease in wholesale sales of $3 million, or 15%. This decrease was partially offset by an increase in retail sales of $2 million, or 88%, as we opened new retail locations. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Quarter
	Fiscal 2024	Fiscal 2023
Retail	15%	7%
E-commerce	36%	36%
Wholesale	49%	57%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the elimination of any sales between operating groups.

Gross Profit

The tables below present gross profit by operating group and in total for the First Quarter of Fiscal 2024 and the First Quarter of Fiscal 2023, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$148,308	$158,242	$(9,934)	(6.3)%
Lilly Pulitzer	59,279	68,296	(9,017)	(13.2)%
Johnny Was	33,249	33,588	(339)	(1.0)%
Emerging Brands	19,528	15,632	3,896	24.9%
Corporate and Other	(2,003)	(629)	(1,374)	NM %
Consolidated gross profit	$258,361	$275,129	$(16,768)	(6.1)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,248	$1,326

	First Quarter
	Fiscal 2024	Fiscal 2023
Tommy Bahama	65.7%	66.1%
Lilly Pulitzer	67.0%	70.1%
Johnny Was	64.9%	67.9%
Emerging Brands	59.2%	46.0%
Corporate and Other	NM %	NM %
Consolidated gross margin	64.9%	65.5%

The decreased gross profit of 6% was primarily due to the 5% decrease in net sales. The decreased gross margin included (1) sales during promotional events representing a higher proportion of net sales at Tommy Bahama, Lilly Pulitzer and Johnny Was and (2) a $1 million higher LIFO accounting charge in the First Quarter of Fiscal 2024 compared to the First Quarter of Fiscal 2023. These decreases were partially offset by (1) higher gross margin in Emerging Brands driven by decreased promotional and off-price sales resulting from improved inventory levels and (2) a change in sales mix with wholesale sales representing a lower proportion of net sales.

Tommy Bahama:

The lower gross margin for Tommy Bahama was primarily due to sales during promotional events, including the semi-annual Friends & Family event, representing a higher proportion of net sales. This decrease was partially offset by (1) a change in sales mix with wholesale sales representing a lower proportion of net sales and (2) improved gross margin at food & beverage locations primarily resulting from higher menu prices.

Lilly Pulitzer:

The lower gross margin for Lilly Pulitzer was primarily due to (1) sales during promotional events, including the e-commerce flash clearance events, representing a higher proportion of net sales and (2) higher loyalty reward discounts driven by increased participation in Lilly Pulitzer’s loyalty program. These decreases were partially offset by a change in sales mix with off-price wholesale sales representing a lower proportion of wholesale sales.

Johnny Was:

The lower gross margin for Johnny Was was primarily due to efforts to reduce inventory in advance of the Fiscal 2024 movement of Johnny Was’ distribution center operations from Los Angeles, California to Lyons, Georgia resulting in (1) increased off-price wholesale sales and (2) increased promotional events. These decreases were partially offset by a change in sales mix with wholesale sales representing a lower proportion of net sales.

Emerging Brands:

The higher gross margin for Emerging Brands was primarily due to (1) improved inventory levels resulting in lower off-price wholesale sales and lower promotional e-commerce sales and (2) a change in sales mix with retail sales representing a larger proportion of net sales.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments, which was a $2 million charge in the First Quarter of Fiscal 2024 and a $1 million charge in the First Quarter of Fiscal 2023. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	First Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
SG&A	$213,103	$203,149	$9,954	4.9%
SG&A (as a % of net sales)	53.5%	48.4%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$2,718	$3,463

SG&A was $213 million in the First Quarter of Fiscal 2024 compared to $203 million in the First Quarter of Fiscal 2023. The 5% increase in total SG&A in the First Quarter of Fiscal 2024 included the following: (1) increased employment costs of $4 million, primarily due to increased head count, pay rate increases and other employment cost increases, including in our direct to consumer and distribution center operations, partially offset by lower incentive compensation amounts, (2) a $3 million increase in depreciation expense, (3) a $2 million increase in occupancy expense, (4) a $1 million increase in software subscription and consulting expense and (5) a $1 million increase in advertising expense. These increases were partially offset by a $1 million decrease in amortization of intangible assets.

Royalties and other operating income

	First Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Royalties and other operating income	$7,193	$8,321	$(1,128)	(13.6)%
Notable items included in amounts above:
Gain on sale of Merida manufacturing facility	$—	$(1,756)

Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The decreased royalties and other operating income was primarily due to the absence of a $2 million gain recorded in the First Quarter of 2023 on the sale of the Merida manufacturing facility in Mexico previously operated by our Lanier Apparel operating group, which we exited in Fiscal 2021. This decrease was partially offset by royalties received from the Tommy Bahama Miramonte Resort & Spa that was opened in the Third Quarter of Fiscal 2023.

Operating income (loss)

	First Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$42,639	$55,521	$(12,882)	(23.2)%
Lilly Pulitzer	15,544	24,516	(8,972)	(36.6)%
Johnny Was	333	2,484	(2,151)	(86.6)%
Emerging Brands	3,798	3,913	(115)	(2.9)%
Corporate and Other	(9,863)	(6,133)	(3,730)	NM %
Consolidated operating income	$52,451	$80,301	$(27,850)	(34.7)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,248	$1,326
Amortization of Johnny Was intangible assets	$2,718	$3,463
Gain on sale of Merida manufacturing facility	$—	$(1,756)

Operating income was $52 million in the First Quarter of Fiscal 2024 compared to $80 million in the First Quarter of Fiscal 2023. The decreased operating income included (1) lower operating income in each of our operating groups and (2) a higher operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$225,617	$239,435	$(13,818)	(5.8)%
Gross profit	$148,308	$158,242	$(9,934)	(6.3)%
Gross margin	65.7%	66.1%
Operating income	$42,639	$55,521	$(12,882)	(23.2)%
Operating income as % of net sales	18.9%	23.2%

The decreased operating income for Tommy Bahama was due to (1) decreased net sales, (2) increased SG&A and (3) lower gross margin. The increased SG&A was primarily due to (1) $2 million in increased depreciation and (2) $1 million in increased occupancy expense, both driven primarily by the increase in brick and mortar locations and the conversion of full-price retail stores to Marlin Bar locations with retail and food & beverage operations.

Lilly Pulitzer:

	First Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$88,421	$97,450	$(9,029)	(9.3)%
Gross profit	$59,279	$68,296	$(9,017)	(13.2)%
Gross margin	67.0%	70.1%
Operating income	$15,544	$24,516	$(8,972)	(36.6)%
Operating income as % of net sales	17.6%	25.2%

The decreased operating income for Lilly Pulitzer was due to (1) decreased net sales and (2) lower gross margin. SG&A was comparable in the First Quarter of 2024 and the First Quarter of 2023 with a $1 million decrease in advertising expense offset by a $1 million increase in depreciation.

Johnny Was:

	First Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$51,212	$49,491	$1,721	3.5%
Gross profit	$33,249	$33,588	$(339)	(1.0)%
Gross margin	64.9%	67.9%
Operating income (loss)	$333	$2,484	$(2,151)	(86.6)%
Operating income (loss) as % of net sales	0.7%	5.0%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$2,718	$3,463

The decreased operating income for Johnny Was was due to (1) increased SG&A and (2) lower gross margin. These decreases were partially offset by higher net sales. The increased SG&A was primarily due to higher SG&A associated with new retail store operations, including related employment costs, occupancy costs and administrative expenses. These increases were partially offset by $1 million in decreased amortization of acquired intangible assets.

Emerging Brands:

	First Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$33,001	$33,991	$(990)	(2.9)%
Gross profit	$19,528	$15,632	$3,896	24.9%
Gross margin	59.2%	46.0%
Operating income	$3,798	$3,913	$(115)	(2.9)%
Operating income as % of net sales	11.5%	11.5%

The decreased operating income for Emerging Brands was primarily due to (1) increased SG&A and (2) lower net sales. These decreases were partially offset by higher gross margin. The increased SG&A included (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs and administrative expenses and (2) higher advertising expense.

Corporate and Other:

	First Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$(67)	$(270)	$203	NM	%
Gross profit	$(2,003)	$(629)	$(1,374)	NM	%
Operating loss	$(9,863)	$(6,133)	$(3,730)	NM	%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,248	$1,326
Gain on sale of Merida manufacturing facility	$—	$(1,756)

The increased operating loss in Corporate and Other was primarily a result of (1) the absence of a $2 million gain on the sale of the Merida manufacturing facility in Mexico that was recognized in the First Quarter of Fiscal 2023 and (2) higher SG&A primarily from $1 million of higher employment expense.

Interest expense, net

	First Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Interest expense, net	$874	$2,342	$(1,468)	(62.7)%

The decreased interest expense in the First Quarter of Fiscal 2024 was primarily due to a lower average outstanding debt balance during the First Quarter of Fiscal 2024 than the First Quarter of Fiscal 2023.

Income tax

	First Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Income tax expense	$13,204	$19,421	$(6,217)	(32.0)%
Effective tax rate	25.6%	24.9%

For the First Quarter of Fiscal 2024 and the First Quarter of Fiscal 2023 our effective income tax rate was 25.6% and 24.9%, respectively. The increase in our effective tax rate was driven primarily by the remeasurement of deferred tax assets and an increase to uncertain tax positions partially offset by a favorable return-to provision adjustment for a foreign subsidiary.

Net earnings

	First Quarter
	Fiscal 2024	Fiscal 2023
Net sales	$398,184	$420,097
Operating income	$52,451	$80,301
Net earnings	$38,373	$58,538
Net earnings per diluted share	$2.42	$3.64
Weighted average shares outstanding - diluted	15,844	16,071

Net earnings per diluted share were $2.42 in the First Quarter of Fiscal 2024 compared to $3.64 in the First Quarter of Fiscal 2023 reflecting (1) decreased net sales, (2) increased SG&A, (3) decreased gross margin, (4) decreased royalties and other operating income and (5) an increased effective income tax rate. These decreases were partially offset by (1) decreased interest expense and (2) share repurchases during Fiscal 2023.

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

Working Capital

	May 4,	February 3,	April 29,	January 28,
($ in thousands)	2024	2024	2023	2023
Total current assets	$298,363	$293,115	$327,704	$330,463
Total current liabilities	$225,585	$240,644	$242,046	$269,639
Working capital	$72,778	$52,471	$85,658	$60,824
Working capital ratio	1.32	1.22	1.35	1.23

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of May 4, 2024, decreased from April 29, 2023, primarily due to (1) decreased inventories of $35 million and (2) decreased cash and cash equivalents of $2 million. These decreases were partially offset by (1) increased receivables of $6 million and (2) increased prepaid expenses and other current assets of $2 million. Current liabilities as of May 4, 2024, decreased from April 29, 2023 primarily due to (1) decreased taxes payable of $12 million due to timing and decreased net earnings and (2) decreased accrued compensation of $5 million due to the timing of payments.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of May 4, 2024 as compared to April 29, 2023.

Current Assets:

	May 4,	February 3,	April 29,	January 28,
	2024	2024	2023	2023
Cash and cash equivalents	$7,657	$7,604	$9,712	$8,826
Receivables, net	87,918	63,362	81,483	43,986
Inventories, net	144,373	159,565	179,608	220,138
Income tax receivable	19,437	19,549	19,442	19,440
Prepaid expenses and other current assets	38,978	43,035	37,459	38,073
Total current assets	$298,363	$293,115	$327,704	$330,463

Cash and cash equivalents were $8 million as of May 4, 2024, compared to $10 million as of April 29, 2023. The cash and cash equivalents balance as of May 4, 2024 represents typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement.

The increased receivables, net as of May 4, 2024, was primarily due to (1) increased tenant improvement allowance receivables due from landlords resulting from our increased store openings during Fiscal 2023 and Fiscal 2024 and (2) an insurance claim filed as a result of the wildfire on the island of Maui that destroyed the Tommy Bahama Marlin Bar in Lahaina, Hawaii in the Third Quarter of Fiscal 2023. These increases were partially offset by lower wholesale trade receivables primarily resulting from lower wholesale sales in all operating groups in the First Quarter of Fiscal 2024 compared to the First Quarter of Fiscal 2023.

Inventories, net, included a $84 million and $76 million LIFO reserve as of May 4, 2024, and April 29, 2023, respectively. Inventories decreased in all operating groups except for Johnny Was primarily due to continued initiatives to closely manage inventory purchases and reduce on-hand inventory levels. We believe that inventory levels in all operating groups are appropriate to support anticipated sales plans.

Non-current Assets:

	May 4,	February 3,	April 29,	January 28,
	2024	2024	2023	2023
Property and equipment, net	$193,702	$195,137	$181,601	$177,584
Intangible assets, net	259,147	262,101	280,785	283,845
Goodwill	27,185	27,190	122,056	120,498
Operating lease assets	319,308	263,934	245,099	240,690
Other assets, net	41,183	32,188	33,637	32,209
Deferred income taxes	18,088	24,179	3,348	3,376
Total non-current assets	$858,613	$804,729	$866,526	$858,202

Property and equipment, net as of May 4, 2024, increased primarily due to the capital expenditures exceeding depreciation during the 12 months ended May 4, 2024.

The decrease in goodwill and intangible assets, net as of May 4, 2024, was primarily due to the $99 million and $12 million goodwill and intangible assets, net, impairment charges recorded in Johnny Was during the Fourth Quarter of Fiscal 2023, respectively, as disclosed in Note 5 of our Fiscal 2023 Form 10-K. Intangible assets, net as of May 4, 2024, further decreased due to the amortization of intangible assets acquired in the acquisition of Johnny Was. The decrease in goodwill resulting from the Johnny Was impairment charge was partially offset by (1) the acquisition of Jack Rogers in the Fourth Quarter of Fiscal 2023, (2) the acquisition of three former Southern Tide signature stores in the Fourth Quarter of Fiscal 2023 and (3) measurement period adjustments recorded in Fiscal 2023 related to the acquisition of Johnny Was.

Operating lease assets as of May 4, 2024, increased primarily due to the addition of new leased locations, or the extension of existing leased locations, exceeding the recognition of amortization related to existing operating leases and the termination or reduced term of certain operating leases.

The increase in other assets, net as of May 4, 2024, was primarily due to an increase in capitalizable implementation costs associated with cloud computing arrangements.

Deferred income taxes increased as of May 4, 2024, due primarily to the impairment of the Johnny Was goodwill and intangible asset balances in the Fourth Quarter of Fiscal 2023 that resulted in a change from a net deferred income tax liability position to a net deferred income tax asset position.

Liabilities:

	May 4,	February 3,	April 29,	January 28,
	2024	2024	2023	2023
Total current liabilities	$225,585	$240,644	$242,046	$269,639
Long-term debt	18,630	29,304	94,306	119,011
Non-current portion of operating lease liabilities	296,080	243,703	223,167	220,709
Other non-current liabilities	23,806	23,279	19,561	20,055
Deferred income taxes	—	—	7,725	2,981
Total liabilities	$564,101	$536,930	$586,805	$632,395

Current liabilities decreased as of May 4, 2024, primarily due to decreased taxes payable due to timing and decreased net earnings and (2) decreased accrued compensation due to the timing of payments. The reduction in long-term debt was the result of continuing initiatives to pay down our long-term debt balance.

The non-current portion of operating lease liabilities increased as of May 4, 2024, due to the addition of new leased locations, or the extension of existing leased locations, exceeding the payments related to existing operating leases and the termination or reduced term of certain operating leases.

Deferred income taxes decreased as of May 4, 2024, due primarily to the impairment of the Johnny Was goodwill and intangible asset balances that resulted in a change from a net deferred income tax liability position to a net deferred income tax asset position.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Quarter of Fiscal 2024 and the First Quarter of Fiscal 2023 (in thousands):

	First Quarter
	Fiscal 2024	Fiscal 2023
Cash provided by operating activities	$32,923	$52,557
Cash used in investing activities	(12,134)	(15,534)
Cash used in financing activities	(20,710)	(36,114)
Net change in cash and cash equivalents	$79	$909

Changes in cash flows in the First Quarter of Fiscal 2024 and the First Quarter of Fiscal 2023 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Quarter of Fiscal 2024 and the First Quarter of Fiscal 2023, operating activities provided $33 million and $53 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization of intangible assets, equity-based compensation, gain on sale of assets, and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities.

In the First Quarter of Fiscal 2024, the net change in operating assets and liabilities was primarily due to an increase in receivables and a decrease in current liabilities and other balance sheet changes that decreased cash flow from operations, partially offset by a decrease in inventories that increased cash flow from operations. In the First Quarter of Fiscal 2023, the net change in operating assets and liabilities was primarily due to an increase in receivables and a decrease in current liabilities that decreased cash flow from operations, partially offset by a decrease in inventories that increased cash flow from operations.

Investing Activities:

In the First Quarter of Fiscal 2024 and the First Quarter of Fiscal 2023, investing activities used $12 million and $16 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $12 million and $17 million in the First Quarter of Fiscal 2024 and the First Quarter of Fiscal 2023, respectively. During the First Quarter of Fiscal 2023, we also received $2 million from the sale of the Merida manufacturing facility in Mexico and acquired three former Southern Tide Signature Stores.

Financing Activities:

In the First Quarter of Fiscal 2024 and the First Quarter of Fiscal 2023, financing activities used $21 million and $36 million of cash, respectively. In the First Quarter of Fiscal 2024, we paid $11 million in dividends. In the First Quarter of Fiscal 2023, we paid $10 million in dividends and $2 million in deferred financing costs associated with the amendment of the U.S. Revolving Credit Agreement.

If net cash requirements are less than our net cash flows, we may repay amounts outstanding on our U.S. Revolving Credit Agreement, if any, consistent with our net repayment of $11 million of long-term debt in the First Quarter of Fiscal 2024. Alternatively, to the extent we are in a net debt position, and our net cash requirements exceed our net cash flows, we may borrow amounts from our U.S. Revolving Credit Agreement.

Liquidity and Capital Resources

We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities will provide (1) sufficient cash over both the short and long term to satisfy our ongoing operating cash requirements, (2) funds to complete our multi-year project to build a new distribution center in Lyons, Georgia to enhance the direct to consumer throughput capabilities of our brands, (3) funds to continue to invest in our businesses, including direct to consumer initiatives and information technology projects, (4) additional cash flow to repay outstanding debt and (5) sufficient cash for other strategic initiatives.

To the extent cash flow needs, for acquisitions or otherwise, in the future exceed cash flow provided by our operations, we will have access, subject to its terms, to our $325 million U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any, and any other investing or financing activities. The U.S. Revolving Credit Agreement was amended in Fiscal 2023, and the maturity of the facility extended to March 2028 as disclosed in Note 6 of our Fiscal 2023 Form 10-K.

We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of May 4, 2024, February 3, 2024, and April 29, 2023, totaled $5 million, $5 million and $7 million, respectively.

As of May 4, 2024, February 3, 2024, and April 29, 2023, we had $19 million, $29 million, and $94 million of borrowings outstanding and $301 million, $288 million, and $224 million in unused availability under the U.S. Revolving Credit Agreement, respectively.

Our cash, short-term investments and debt levels in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure, including borrowings from additional credit facilities, sales of debt or equity securities or the repurchase of shares of our stock in the future. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2024 and as of May 4, 2024, no financial covenant testing was required pursuant to the U.S. Revolving Credit Agreement, as the minimum availability threshold was met at all times. As of May 4, 2024, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.

Operating Lease Commitments:

Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of May 4, 2024.

Dividends:

On June 11, 2024, our Board of Directors approved a cash dividend of $0.67 per share payable on August 2, 2024 to shareholders of record as of the close of business on July 19, 2024. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends.

Capital Expenditures:

We anticipate capital expenditures for Fiscal 2024, including the $12 million incurred in the First Quarter of Fiscal 2024, to be approximately $170 million, as compared to $74 million for Fiscal 2023. The planned increase in capital expenditures includes approximately $90 million of spend associated with a multi-year project to build a new distribution center in Lyons, Georgia to ensure best-in-class direct to consumer throughput capabilities for our brands. Additionally, we plan to invest in new brick and mortar locations, relocations and remodels of existing locations resulting in a year-over-year net increase of full price stores of approximately 25 by the end of Fiscal 2024. We will also continue with our investments in our various technology systems initiatives, including e-commerce and omnichannel capabilities, data management and analytics, customer data and insights, cybersecurity, automation including artificial intelligence and infrastructure.

Other Liquidity Items:

Our contractual obligations as of May 4, 2024 except for the decreased debt outstanding, as discussed above, have not changed materially from the contractual obligations outstanding at February 3, 2024, as disclosed in our Fiscal 2023 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the First Quarter of Fiscal 2024. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2023 Form 10-K.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income in the First Quarter of Fiscal 2024 is indicative of the expected proportion of amounts by quarter for future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2023 Form 10-K. There have not been any material changes in our exposure to these risks during the First Quarter of Fiscal 2024 other than our decreased exposure to interest rates resulting from our decreased borrowings relative to February 3, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act during the First Quarter of Fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Fiscal 2023 Form 10-K, which could materially affect our business, financial condition or operating results. We operate in a competitive and rapidly changing business environment and additional risks and uncertainties that we currently consider immaterial or not presently known to us may also adversely affect our business. The risks described in our Fiscal 2023 Form 10-K are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the First Quarter of Fiscal 2024, we did not make any unregistered sales of equity securities.
(c)	We have certain stock incentive plans as described in Note 8 of our Fiscal 2023 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the First Quarter of Fiscal 2024, no shares were repurchased from employees.

No shares were repurchased through open market repurchase programs during the First Quarter of Fiscal 2024. As of May 4, 2024, $30 million remained under the Board of Directors’ authorization.

ITEM 5. OTHER INFORMATION

During the First Quarter of Fiscal 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended (filed as Exhibit 3.2 to the Company’s Form 8-K filed on August 18, 2020)
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.**
101.INS	XRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith.

**Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 13, 2024	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)