Form 10-Q
period 2024-08-03
OXFORD INDUSTRIES INC
filed 2024-09-12
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 10, 2024, there were 15,695,288 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Second Quarter of Fiscal 2024

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, demand for our products, which may be impacted by macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by inflationary pressures, elevated interest rates, concerns about the stability of the banking industry or general economic uncertainty, and the effectiveness of measures to mitigate the impact of these factors; possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures and the impact of the 2024 U.S presidential election; competitive conditions and/or evolving consumer shopping patterns, particularly in a highly promotional retail environment; acquisition activities (such as the acquisition of Johnny Was), including our ability to integrate key functions, recognize anticipated synergies and minimize related disruptions or distractions to our business as a result of these activities; supply chain disruptions; costs and availability of labor and freight deliveries, including our ability to appropriately staff our retail stores and food & beverage locations; costs of products as well as the raw materials used in those products, as well as our ability to pass along price increases to consumers; energy costs; our ability to respond to rapidly changing consumer expectations; unseasonal or extreme weather conditions or natural disasters; the ability of business partners, including suppliers, vendors, wholesale customers, licensees, logistics providers and landlords, to meet their obligations to us and/or continue our business relationship to the same degree as they have historically; retention of and disciplined execution by key management and other critical personnel; cybersecurity breaches and ransomware attacks, as well as our and our third party vendors’ ability to properly collect, use, manage and secure business, consumer and employee data and maintain continuity of our information technology systems; the effectiveness of our advertising initiatives in defining, launching and communicating brand-relevant customer experiences; the level of our indebtedness, including the risks associated with heightened interest rates on the debt and the potential impact on our ability to operate and expand our business; changes in international, federal or state tax, trade and other laws and regulations, including the potential for increases or changes in duties, tariffs or quotas; the timing of shipments requested by our wholesale customers; fluctuations and volatility in global financial and/or real estate markets; our ability to identify and secure suitable locations for new retail store and food & beverage openings; the timing and cost of retail store and food & beverage location openings and remodels, technology implementations and other capital expenditures; the timing, cost and successful implementation of changes to our distribution network; pandemics or other public health crises; expected outcomes of pending or potential litigation and regulatory actions; the increased consumer, employee and regulatory focus on sustainability issues and practices; the regulation or prohibition of goods sourced, or containing raw materials or components, from certain regions and our ability to evidence compliance; access to capital and/or credit markets; factors that could affect our consolidated effective tax rate; the risk of impairment to goodwill and other intangible assets such as the recent impairment charges incurred in our Johnny Was segment; and geopolitical risks, including ongoing challenges between the United States and China and those related to the ongoing war in Ukraine, the Israel-Hamas war and the conflict in the Red Sea region. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance.
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

Fiscal 2025	52 weeks ending January 31, 2026
Fiscal 2024	52 weeks ending February 1, 2025
Fiscal 2023	53 weeks ended February 3, 2024
Fiscal 2022	52 weeks ended January 28, 2023
Fourth Quarter Fiscal 2024	13 weeks ending February 1, 2025
Third Quarter Fiscal 2024	13 weeks ending November 2, 2024
Second Quarter Fiscal 2024	13 weeks ended August 3, 2024
First Quarter Fiscal 2024	13 weeks ended May 4, 2024
Fourth Quarter Fiscal 2023	14 weeks ended February 3, 2024
Third Quarter Fiscal 2023	13 weeks ended October 28, 2023
Second Quarter Fiscal 2023	13 weeks ended July 29, 2023
First Quarter Fiscal 2023	13 weeks ended April 29, 2023
First Half Fiscal 2024	26 weeks ended August 3, 2024
First Half Fiscal 2023	26 weeks ended July 29, 2023
Second Half Fiscal 2024	26 weeks ending February 1, 2025
Second Half Fiscal 2023	27 weeks ended February 3, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)
(unaudited)

	August 3, 2024	February 3, 2024	July 29, 2023
ASSETS
Current Assets
Cash and cash equivalents	$18,421	$7,604	$7,790
Receivables, net	63,542	63,362	55,583
Inventories, net	139,583	159,565	161,866
Income tax receivable	19,437	19,549	19,401
Prepaid expenses and other current assets	46,213	43,035	37,740
Total Current Assets	$287,196	$293,115	$282,380
Property and equipment, net	219,606	195,137	188,004
Intangible assets, net	256,192	262,101	277,114
Goodwill	27,309	27,190	123,079
Operating lease assets	321,474	263,934	241,452
Other assets, net	41,874	32,188	34,336
Deferred income taxes	18,871	24,179	3,493
Total Assets	$1,172,522	$1,097,844	$1,149,858
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$74,133	$85,545	$76,216
Accrued compensation	23,774	23,660	20,481
Current portion of operating lease liabilities	66,854	64,576	67,676
Accrued expenses and other liabilities	62,163	66,863	68,188
Total Current Liabilities	$226,924	$240,644	$232,561
Long-term debt	—	29,304	48,472
Non-current portion of operating lease liabilities	298,704	243,703	219,207
Other non-current liabilities	25,338	23,279	20,402
Deferred income taxes	—	—	4,587
Shareholders’ Equity
Common stock, $1.00 par value per share	15,695	15,629	15,630
Additional paid-in capital	181,901	178,567	170,789
Retained earnings	426,867	369,453	440,319
Accumulated other comprehensive loss	(2,907)	(2,735)	(2,109)
Total Shareholders’ Equity	$621,556	$560,914	$624,629
Total Liabilities and Shareholders’ Equity	$1,172,522	$1,097,844	$1,149,858
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Second Quarter		First Half
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Net sales	$419,886	$420,319	$818,070	$840,416
Cost of goods sold	154,875	151,590	294,698	296,558
Gross profit	$265,011	$268,729	$523,372	$543,858
SG&A	216,851	205,231	429,954	408,380
Royalties and other operating income	4,350	4,176	11,543	12,497
Operating income	$52,510	$67,674	$104,961	$147,975
Interest expense, net	89	1,297	963	3,639
Earnings before income taxes	$52,421	$66,377	$103,998	$144,336
Income tax expense	11,779	14,924	24,983	34,345
Net earnings	$40,642	$51,453	$79,015	$109,991

Net earnings per share:
Basic	$2.59	$3.31	$5.06	$7.06
Diluted	$2.57	$3.22	$4.99	$6.86
Weighted average shares outstanding:
Basic	15,662	15,550	15,629	15,589
Diluted	15,830	15,979	15,838	16,025
Dividends declared per share	$0.67	$0.65	$1.34	$1.30
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Second Quarter		First Half
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Net earnings	$40,642	$51,453	$79,015	$109,991
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(89)	319	(172)	(285)
Comprehensive income	$40,553	$51,772	$78,843	$109,706
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Half
	Fiscal 2024	Fiscal 2023
Cash Flows From Operating Activities:
Net earnings	$79,015	$109,991
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	27,182	23,128
Amortization of intangible assets	5,909	7,331
Equity compensation expense	8,579	7,508
Gain on sale of property and equipment	—	(1,756)
Amortization and write-off of deferred financing costs	193	368
Deferred income taxes	5,258	1,451
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	94	(11,611)
Inventories, net	19,774	57,947
Income tax receivable	112	39
Prepaid expenses and other current assets	(3,189)	360
Current liabilities	(11,100)	(39,471)
Other balance sheet changes	(10,089)	(2,785)
Cash provided by operating activities	$121,738	$152,500
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(315)	(3,320)
Purchases of property and equipment	(53,528)	(31,410)
Proceeds from the sale of property, plant and equipment	—	2,125
Other investing activities	(304)	(33)
Cash used in investing activities	$(54,147)	$(32,638)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(193,096)	(334,225)
Proceeds from revolving credit arrangements	163,792	263,686
Deferred financing costs paid	—	(1,661)
Repurchase of common stock	—	(18,987)
Proceeds from issuance of common stock	1,020	1,090
Repurchase of equity awards for employee tax withholding liabilities	(6,199)	(9,941)
Cash dividends paid	(21,939)	(20,843)
Other financing activities	(300)	—
Cash used in financing activities	$(56,722)	$(120,881)
Net change in cash and cash equivalents	$10,869	$(1,019)
Effect of foreign currency translation on cash and cash equivalents	(52)	(17)
Cash and cash equivalents at the beginning of year	7,604	8,826
Cash and cash equivalents at the end of period	$18,421	$7,790
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share amounts)
(unaudited)

	Second Quarter Fiscal 2024
	Common Stock	APIC	Retained Earnings	AOCI	Total
May 4, 2024	$15,634	$183,126	$396,933	$(2,818)	$592,875
Comprehensive income	—	—	40,642	(89)	40,553
Shares issued under equity plans	117	390	—	—	507
Compensation expense for equity awards	—	4,528	—	—	4,528
Repurchase of shares	(56)	(6,143)	—	—	(6,199)
Dividends declared	—	—	(10,708)	—	(10,708)
August 3, 2024	$15,695	$181,901	$426,867	$(2,907)	$621,556

	Second Quarter Fiscal 2023
	Common Stock	APIC	Retained Earnings	AOCI	Total
April 29, 2023	$15,780	$176,030	$418,043	$(2,428)	$607,425
Comprehensive income	—	—	51,453	319	51,772
Shares issued under equity plans	130	358	—	—	488
Compensation expense for equity awards	—	4,249	—	—	4,249
Repurchase of shares	(280)	(9,848)	(18,800)	—	(28,928)
Dividends declared	—	—	(10,377)	—	(10,377)
July 29, 2023	$15,630	$170,789	$440,319	$(2,109)	$624,629

	First Half Fiscal 2024
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 3, 2024	$15,629	$178,567	$369,453	$(2,735)	$560,914
Comprehensive income	—	—	79,015	(172)	78,843
Shares issued under equity plans	122	898	—	—	1,020
Compensation expense for equity awards	—	8,579	—	—	8,579
Repurchase of shares	(56)	(6,143)	—	—	(6,199)
Dividends declared	—	—	(21,601)	—	(21,601)
August 3, 2024	$15,695	$181,901	$426,867	$(2,907)	$621,556

	First Half Fiscal 2023
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 28, 2023	$15,774	$172,175	$370,145	$(1,824)	$556,270
Comprehensive income	—	—	109,991	(285)	109,706
Shares issued under equity plans	136	954	—	—	1,090
Compensation expense for equity awards	—	7,508	—	—	7,508
Repurchase of shares	(280)	(9,848)	(18,800)	—	(28,928)
Dividends declared	—	—	(21,017)	—	(21,017)
July 29, 2023	$15,630	$170,789	$440,319	$(2,109)	$624,629
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SECOND QUARTER OF FISCAL 2024
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
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of any sales between operating groups and any other items that are not allocated to the operating groups, including LIFO inventory accounting adjustments. The accounting policies of the reportable operating segments are the same as those described in our Fiscal 2023 Form 10-K.

The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Second Quarter		First Half
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Net sales
Tommy Bahama	$245,079	$245,443	$470,696	$484,878
Lilly Pulitzer	91,689	91,349	180,110	188,799
Johnny Was	50,280	52,023	101,492	101,514
Emerging Brands	32,929	31,580	65,931	65,571
Corporate and Other	(91)	(76)	(159)	(346)
Consolidated net sales	$419,886	$420,319	$818,070	$840,416

Depreciation and amortization
Tommy Bahama	$7,004	$6,073	$14,197	$12,057
Lilly Pulitzer	4,724	3,979	9,318	7,371
Johnny Was	4,037	4,717	8,043	9,909
Emerging Brands	663	460	1,277	885
Corporate and Other	122	58	256	237
Consolidated depreciation and amortization	$16,550	$15,287	$33,091	$30,459

Operating income (loss)
Tommy Bahama	$40,935	$51,037	$83,574	$106,558
Lilly Pulitzer	16,927	18,566	32,471	43,082
Johnny Was	(1,656)	3,847	(1,323)	6,331
Emerging Brands	2,813	3,028	6,611	6,941
Corporate and Other	(6,509)	(8,804)	(16,372)	(14,937)
Consolidated operating income	$52,510	$67,674	$104,961	$147,975
Interest expense, net	89	1,297	963	3,639
Earnings before income taxes	$52,421	$66,377	$103,998	$144,336

	August 3, 2024	February 3, 2024	July 29, 2023
Assets
Tommy Bahama (1)	$586,068	$556,431	$548,893
Lilly Pulitzer (2)	198,507	194,871	201,310
Johnny Was (3)	244,361	251,429	330,503
Emerging Brands (4)	111,946	98,816	92,675
Corporate and Other (5)	31,640	(3,703)	(23,523)
Consolidated Total Assets	$1,172,522	$1,097,844	$1,149,858
(1)Increase in Tommy Bahama total assets from July 29, 2023, relates primarily to an increase in operating lease assets and property and equipment partially offset by decreases in inventories.
(2)Decrease in Lilly Pulitzer total assets from July 29, 2023, relates primarily to a decrease in inventories.
(3)Decrease in Johnny Was total assets from July 29, 2023, relates primarily to the impairment charges for goodwill and intangible assets recorded in the Fourth Quarter of Fiscal 2023.
(4)Increase in Emerging Brands total assets from July 29, 2023, includes increases in operating lease assets and property and equipment from the opening of new retail store locations.
(5)Increase in Corporate and Other total assets from July 29, 2023, relates primarily due to the new distribution center project in Lyons, Georgia.

The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	Second Quarter Fiscal 2024
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$245,079	45%	29%	12%	14%	—%
Lilly Pulitzer	91,689	39%	44%	—%	17%	—%
Johnny Was	50,280	40%	45%	—%	15%	—%
Emerging Brands	32,929	20%	53%	—%	27%	—%
Corporate and Other	(91)	—%	—%	—%	—%	NM %
Total	$419,886	41%	36%	7%	16%	—%

	Second Quarter Fiscal 2023
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$245,443	46%	28%	12%	14%	—%
Lilly Pulitzer	91,349	36%	50%	—%	14%	—%
Johnny Was	52,023	38%	43%	—%	19%	—%
Emerging Brands	31,580	12%	48%	—%	40%	—%
Corporate and Other	(76)	—%	—%	—%	—%	NM %
Total	$420,319	41%	36%	7%	16%	—%

	First Half Fiscal 2024
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$470,696	45%	25%	14%	16%	—%
Lilly Pulitzer	180,110	37%	45%	—%	18%	—%
Johnny Was	101,492	39%	42%	—%	19%	—%
Emerging Brands	65,931	17%	45%	—%	38%	—%
Corporate and Other	(159)	—%	—%	—%	—%	NM %
Total	$818,070	40%	33%	8%	19%	—%

	First Half Fiscal 2023
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$484,878	45%	24%	13%	18%	—%
Lilly Pulitzer	188,799	35%	49%	—%	16%	—%
Johnny Was	101,514	37%	40%	—%	23%	—%
Emerging Brands	65,571	10%	42%	—%	48%	—%
Corporate and Other	(346)	—%	—%	—%	—%	NM %
Total	$840,416	39%	33%	7%	21%	—%
3.    Revenue Recognition and Receivables: Our revenue consists of direct to consumer sales, including our retail store, e-commerce and food & beverage operations, and wholesale sales, as well as royalty income, which is included in royalties and other operating income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our accounting policies related to revenue recognition for each type of contract with customers is described in the significant accounting policies described in our Fiscal 2023 Form 10-K.

The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	Second Quarter		First Half
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Retail	$172,938	$170,137	$328,693	$327,742
E-commerce	153,035	152,264	272,751	278,028
Food & Beverage	29,052	29,503	63,769	61,535
Wholesale	64,952	68,312	153,015	173,141
Other	(91)	103	(158)	(30)
Net sales	$419,886	$420,319	$818,070	$840,416
An estimated sales return liability of $11 million, $13 million and $14 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively. As of August 3, 2024, February 3, 2024, and July 29, 2023, prepaid expenses and other current assets included $4 million, $4 million and $4 million, respectively, relating to the estimated value of inventory for expected direct to consumer and wholesale sales returns.
Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of August 3, 2024, February 3, 2024, and July 29, 2023, reserve balances recorded as a reduction to receivables related to these items were $3 million, $3 million and $3 million, respectively. As of August 3, 2024, February 3, 2024, and July 29, 2023, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $1 million and $1 million, respectively.
Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheet and totaled $20 million, $20 million and $18 million as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively.
4.    Leases: For the Second Quarter of Fiscal 2024, operating lease expense was $20 million and variable lease expense was $11 million, resulting in total lease expense of $31 million compared to $29 million of total lease expense in the Second Quarter of Fiscal 2023. For the First Half of Fiscal 2024, operating lease expense was $40 million and variable lease expense was $24 million, resulting in total lease expense of $63 million compared to $56 million of total lease expense in the First Half of Fiscal 2023.
Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Half of Fiscal 2024 was $43 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Half of Fiscal 2023 was $41 million.

As of August 3, 2024, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2024	$43,194
2025	74,345
2026	71,254
2027	56,779
2028	52,114
2029	38,106
After 2029	113,699
Total lease payments	$449,491
Less: Difference between discounted and undiscounted lease payments	83,933
Present value of lease liabilities	$365,558
5.    Shareholders’ Equity: From time to time, we repurchase our common stock mainly through open market repurchase plans. During the Second Quarter of Fiscal 2024 and First Half of Fiscal 2024, there were no repurchases. As of August 3, 2024, we have $30 million remaining under our existing Board of Directors’ authorization. During the Second Quarter of Fiscal 2023 and First Half of Fiscal 2023, we repurchased 186,000 shares of our common stock as part of an open market repurchase program at a cost of $19 million.
We also repurchase shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock. During the First Half of Fiscal 2024 and the First Half of Fiscal 2023, we repurchased $6 million and $10 million of shares, respectively, from our employees to cover employee tax liabilities related to the vesting of shares of our common stock.
Long-Term Stock Incentive Plan and Equity Compensation Expense
In recent years, we have granted a combination of service-based restricted share awards and awards based on relative total shareholder return ("TSR") to certain select employees.
Service-Based Restricted Share Awards
The table below summarizes the service-based restricted share awards, including both restricted shares and restricted share units, activity for the First Half of Fiscal 2024:

	First Half of Fiscal 2024
	Number of Shares or Units	Weighted- average grant date fair value
Awards outstanding at beginning of year	158,794	$99
Awards granted	66,188	$111
Awards vested, including awards repurchased from employees for employees’ tax liability	(34,455)	$84
Awards forfeited	(857)	$97
Awards outstanding on August 3, 2024	189,670	$105

TSR-based Restricted Share Units
The table below summarizes the TSR-based restricted share unit activity at target for the First Half of Fiscal 2024:

	First Half of Fiscal 2024
	Number of Share Units	Weighted- average grant date fair value
TSR-based awards outstanding at beginning of year	192,163	$129
TSR-based awards granted	80,245	$140
TSR-based restricted shares earned and vested, including restricted share units repurchased from employees for employees’ tax liability	(52,200)	$117
TSR-based awards forfeited	—	$—
TSR-based awards outstanding on August 3, 2024	220,208	$136
As disclosed in Note 1 to our consolidated financial statements contained in our Fiscal 2023 Form 10-K, the fair value of TSR-based awards is not tied to the price of our common stock at any fixed point in time; rather, the fair value of TSR-based awards is determined using a Monte Carlo simulation model, which models multiple TSR paths for our common stock as well as the comparator group, as applicable, to evaluate and determine the estimated fair value of the award.

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
During Fiscal 2023, 80% of our consolidated net sales were through our direct to consumer channels of distribution, which consist of our brand specific full-price retail stores, e-commerce websites and outlets, as well as our Tommy Bahama food & beverage operations. The remaining 20% of our net sales was generated through our wholesale distribution channels, which complement our direct to consumer operations and provide access to a larger base of consumers. Our wholesale operations consist of sales of products bearing the trademarks of our lifestyle brands to various specialty stores, better department stores, Signature Stores, multi-branded e-commerce retailers and other retailers.
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

The current macroenvironment, with heightened concerns about continuing inflationary trends, a global economic recession, geopolitical issues, the availability and cost of credit and elevated interest rates for prolonged periods has resulted in lower levels of consumer sentiment that has driven the consumer to become more cautious in discretionary spending despite most other economic indicators remaining positive. Other factors such as disruptions to global shipping and distribution networks from the ongoing attacks on commercial shipping vessels in the Red Sea have led to container shortages and changes to vessel availability resulting in shipment delays and increased freight costs. The future geopolitical landscape also remains particularly uncertain with the U.S. presidential election in November 2024. Any resulting changes in international trade relations, legislation and regulations, including those related to taxation and importation, or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results. These factors, when combined with heightened promotional activity in our industry, is creating a complex and challenging retail environment, which continues to impact our businesses and financial results during Fiscal 2024 and has exacerbated some of the inherent challenges to our operations and may continue to do so in the future. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses.

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
Key Operating Results:
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Half of Fiscal 2024 compared to the First Half of Fiscal 2023:

	First Half
	Fiscal 2024	Fiscal 2023
Net sales	$818,070	$840,416
Operating income	$104,961	$147,975
Net earnings	$79,015	$109,991
Net earnings per diluted share	$4.99	$6.86
Weighted average shares outstanding - diluted	15,838	16,025
Net earnings per diluted share were $4.99 in the First Half of Fiscal 2024 compared to $6.86 in the First Half of Fiscal 2023. The 27% decrease in net earnings per diluted share was primarily due to a 28% decrease in net earnings. The decreased net earnings were primarily due to (1) lower operating income in each of our operating groups and (2) a higher operating loss at Corporate and Other. These decreases were partially offset by decreased interest and income tax expense.
COMPARABLE SALES
We often disclose comparable sales to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable sales include net sales from our full-price retail stores and e-commerce sites. We believe that the inclusion of both full-price retail stores and e-commerce sites in the comparable sales disclosures is a more meaningful way of reporting our comparable sales results, given similar inventory planning, allocation and return policies, as well as our cross-channel marketing and other initiatives for the direct to consumer channels. For our comparable sales disclosures, we exclude (1) outlet store sales as those clearance sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occur at lower gross margins than our non-clearance direct to consumer sales, and (2) food & beverage sales, as we do not currently believe that the inclusion of food & beverage sales in our comparable sales disclosures is meaningful in assessing our branded apparel businesses. Historically, we also excluded from our comparable sales disclosures e-commerce flash clearance sales used to liquidate excess inventory; however, given the evolving cadence of marking down retail sales prices associated with our e-commerce operations, we are now including those sales for purposes of our comparable sales disclosures. Comparable sales information reflects net sales, including shipping and handling revenues, if any, associated with product sales.

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
DIRECT TO CONSUMER LOCATIONS
The table below provides information about the number of direct to consumer locations for our brands as of the dates specified. The figures below include our permanent locations and exclude any pop-up or temporary store locations which have an initial lease term of 12 months or less.

	August 3, 2024	February 3, 2024	July 29, 2023	January 28, 2023
Tommy Bahama full-price retail stores	103	102	101	103
Tommy Bahama retail-food & beverage locations	23	22	22	21
Tommy Bahama outlets	36	34	33	33
Total Tommy Bahama locations	162	158	156	157
Lilly Pulitzer full-price retail stores	60	60	59	59
Johnny Was full-price retail stores	76	72	67	65
Johnny Was outlets	3	3	2	2
Total Johnny Was locations	79	75	69	67
Southern Tide full-price retail stores	24	19	13	6
TBBC full-price retail stores	5	3	3	3
Total Oxford direct to consumer locations	330	315	300	292
RESULTS OF OPERATIONS
SECOND QUARTER OF FISCAL 2024 COMPARED TO SECOND QUARTER OF FISCAL 2023
The discussion and tables below compare our statements of operations for the Second Quarter of Fiscal 2024 to the Second Quarter of Fiscal 2023. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.
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

	Second Quarter
	Fiscal 2024		Fiscal 2023		$ Change	% Change
Net sales	$419,886	100.0%	$420,319	100.0%	$(433)	(0.1)%
Cost of goods sold	154,875	36.9%	151,590	36.1%	3,285	2.2%
Gross profit	$265,011	63.1%	$268,729	63.9%	$(3,718)	(1.4)%
SG&A	216,851	51.6%	205,231	48.8%	11,620	5.7%
Royalties and other operating income	4,350	1.0%	4,176	1.0%	174	4.2%
Operating income	$52,510	12.5%	$67,674	16.1%	$(15,164)	(22.4)%
Interest expense, net	89	—%	1,297	0.3%	(1,208)	(93.1)%
Earnings before income taxes	$52,421	12.5%	$66,377	15.8%	$(13,956)	(21.0)%
Income tax expense	11,779	2.8%	14,924	3.6%	(3,145)	(21.1)%
Net earnings	$40,642	9.7%	$51,453	12.2%	$(10,811)	(21.0)%
Net earnings per diluted share	$2.57		$3.22		$(0.65)	(20.3)%
Weighted average shares outstanding - diluted	15,830		15,979		(149)	(0.9)%
Net Sales

	Second Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$245,079	$245,443	$(364)	(0.1)%
Lilly Pulitzer	91,689	91,349	340	0.4%
Johnny Was	50,280	52,023	(1,743)	(3.4)%
Emerging Brands	32,929	31,580	1,349	4.3%
Corporate and Other	(91)	(76)	(15)	NM %
Consolidated net sales	$419,886	$420,319	$(433)	(0.1)%
Consolidated net sales in the Second Quarter of Fiscal 2024 were comparable to the Second Quarter of Fiscal 2023. Net sales in both Tommy Bahama and Lilly Pulitzer in the Second Quarter of Fiscal 2024 were also comparable to the Second Quarter of Fiscal 2023. A net sales decrease in Johnny Was was partially offset by increased sales in Emerging Brands.
The changes in net sales by distribution channel consisted of the following:
•an increase in full-price retail sales of $2 million, or 1%, including (1) a $3 million increase in Lilly Pulitzer, (2) a $3 million increase in Emerging Brands and (3) a $1 million increase in Johnny Was. These increases were partially offset by a $5 million decrease in Tommy Bahama;
•an increase in outlet sales of $1 million, or 4%;
•e-commerce sales in the Second Quarter of Fiscal 2024 were comparable to the Second Quarter of Fiscal 2023. Increases included (1) a $4 million increase in Tommy Bahama and (2) a $2 million increase in Emerging Brands. These increases were offset by a $6 million decrease in Lilly Pulitzer;
•food & beverage sales in the Second Quarter of Fiscal 2024 were comparable to the Second Quarter of Fiscal 2023; and
•a decrease in wholesale sales of $3 million, or 5%, including (1) a $4 million decrease in Emerging Brands and (2) a $3 million decrease in Johnny Was. These decreases were partially offset by a $3 million increase in Lilly Pulitzer.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	Second Quarter
	Fiscal 2024	Fiscal 2023
Retail	41%	41%
E-commerce	36%	36%
Food & beverage	7%	7%
Wholesale	16%	16%
Total	100%	100%
Tommy Bahama:
Tommy Bahama net sales in the Second Quarter of Fiscal 2024 were comparable to the Second Quarter of Fiscal 2023. Full-price retail sales decreased $5 million, or 5%. This decrease was partially offset by an increase in (1) e-commerce sales of $4 million, or 5%, and (2) outlet sales of $1 million, or 6%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter
	Fiscal 2024	Fiscal 2023
Retail	45%	46%
E-commerce	29%	28%
Food & beverage	12%	12%
Wholesale	14%	14%
Total	100%	100%
Lilly Pulitzer:
Lilly Pulitzer net sales in the Second Quarter of Fiscal 2024 were comparable to the Second Quarter of Fiscal 2023. Increases included (1) wholesale sales of $3 million, or 26%, and (2) retail sales of $3 million, or 8%. These increases were partially offset by decreased e-commerce sales of $6 million, or 12%, primarily resulting from lower demand during the Second Quarter of Fiscal 2024 e-commerce flash clearance event. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter
	Fiscal 2024	Fiscal 2023
Retail	39%	36%
E-commerce	44%	50%
Wholesale	17%	14%
Total	100%	100%

Johnny Was:
Johnny Was net sales decreased $2 million, or 3%, in the Second Quarter of Fiscal 2024, with a decrease in wholesale sales of $3 million, or 26%. This decrease was partially offset by an increase in retail sales of $1 million, or 3%. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	Second Quarter
	Fiscal 2024	Fiscal 2023
Retail	40%	38%
E-commerce	45%	43%
Wholesale	15%	19%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales increased $1 million, or 4%, in the Second Quarter of Fiscal 2024, with an increase in (1) sales in Jack Rogers, which was acquired in the Fourth Quarter of Fiscal 2023 and (2) increased sales in Duck Head. These increases were offset by lower off-price wholesale sales and lower promotional e-commerce sales at Southern Tide and TBBC. Off-price wholesale sales and promotional e-commerce sales were higher in the Second Quarter of Fiscal 2023 to liquidate previously marked down inventory. By distribution channel, the $1 million increase included (1) $3 million, or 77%, in retail sales as we opened new retail locations and (2) $2 million, or 15%, in e-commerce sales. These increases were partially offset by a decrease in wholesale sales of $4 million, or 31%. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	Second Quarter
	Fiscal 2024	Fiscal 2023
Retail	20%	12%
E-commerce	53%	48%
Wholesale	27%	40%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating groups.

Gross Profit
The tables below present gross profit by operating group and in total for the Second Quarter of Fiscal 2024 and the Second Quarter of Fiscal 2023, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Second Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$150,694	$155,294	$(4,600)	(3.0)%
Lilly Pulitzer	62,139	63,099	(960)	(1.5)%
Johnny Was	33,429	35,922	(2,493)	(6.9)%
Emerging Brands	19,730	15,793	3,937	24.9%
Corporate and Other	(981)	(1,379)	398	NM %
Consolidated gross profit	$265,011	$268,729	$(3,718)	(1.4)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$618	$1,432

	Second Quarter
	Fiscal 2024	Fiscal 2023
Tommy Bahama	61.5%	63.3%
Lilly Pulitzer	67.8%	69.1%
Johnny Was	66.5%	69.1%
Emerging Brands	59.9%	50.0%
Corporate and Other	NM%	NM%
Consolidated gross margin	63.1%	63.9%
The decreased gross profit of 1% was primarily due to the decrease in consolidated gross margin. The decreased gross margin included full-price retail and e-commerce sales representing a lower proportion of net sales at Tommy Bahama, Lilly Pulitzer and Johnny Was with more sales occurring during promotional and clearance events. This decrease was partially offset by (1) higher gross margin in Emerging Brands driven by decreased promotional and off-price sales resulting from improved inventory levels and (2) a $1 million decrease in LIFO accounting charge in the Second Quarter of Fiscal 2024 compared to the Second Quarter of Fiscal 2023.
Tommy Bahama:
The lower gross margin for Tommy Bahama was primarily due to full-price retail and e-commerce sales representing a lower proportion of net sales with more sales occurring during promotional and clearance events, including loyalty award cards, Flip Side and end of season clearance events.
Lilly Pulitzer:
The lower gross margin for Lilly Pulitzer was primarily due to (1) full-price retail and e-commerce sales representing a lower proportion of net sales with more sales occurring during promotional and clearance events, including e-commerce flash clearance events, (2) a change in sales mix with off-price wholesale sales representing a higher proportion of wholesale sales and (3) higher loyalty reward discounts driven by increased participation in Lilly Pulitzer’s loyalty program.
Johnny Was:
The lower gross margin for Johnny Was was primarily due to full-price retail and e-commerce sales representing a lower proportion of net sales with more sales occurring during promotional and clearance events. This decrease was partially offset by a change in sales mix with wholesale sales representing a lower proportion of net sales.

Emerging Brands:
The higher gross margin for Emerging Brands was primarily due to (1) improved inventory levels resulting in lower off-price wholesale sales and lower promotional e-commerce sales and (2) a change in sales mix with retail sales representing a larger proportion of net sales.
Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments, which decreased by $1 million in the Second Quarter of Fiscal 2024 compared to the Second Quarter of Fiscal 2023. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.
SG&A

	Second Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
SG&A	216,851	205,231	$11,620	5.7%
SG&A (as a % of net sales)	51.6%	48.8%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$2,718	$3,463
Johnny Was Distribution Center relocation costs	$912	$—
SG&A was $217 million in the Second Quarter of Fiscal 2024 compared to $205 million in the Second Quarter of Fiscal 2023, with approximately $5 million, or 40%, of the increase due to the increase in brick and mortar retail locations. The 6% increase in total SG&A in the Second Quarter of Fiscal 2024 included the following, each of which includes the SG&A of the new brick and mortar locations: (1) increased employment costs of $4 million, primarily due to increased head count, pay rate increases and other employment cost increases, including in our direct to consumer and distribution center operations, (2) a $3 million increase in occupancy expense, (3) a $2 million increase in depreciation expense, (4) a $2 million increase in software subscription and consulting expense, (5) a $2 million increase in advertising expenses and (6) $1 million in expenses related to the relocation of Johnny Was distribution center operations from Los Angeles, California to our existing Lyons, Georgia distribution center which already supported, exclusively or to some degree, all of our other operating groups. These increases were partially offset by a $1 million decrease in amortization of intangible assets.

Royalties and other operating income

	Second Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Royalties and other operating income	4,350	4,176	$174	4.2%
Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. Royalties and other operating income in the Second Quarter of Fiscal 2024 were comparable to the Second Quarter of Fiscal 2023.

Operating income (loss)

	Second Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$40,935	$51,037	$(10,102)	(19.8)%
Lilly Pulitzer	16,927	18,566	(1,639)	(8.8)%
Johnny Was	(1,656)	3,847	(5,503)	(143.0)%
Emerging Brands	2,813	3,028	(215)	(7.1)%
Corporate and Other	(6,509)	(8,804)	2,295	NM%
Consolidated operating income	$52,510	$67,674	$(15,164)	(22.4)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$618	$1,432
Amortization of Johnny Was intangible assets	$2,718	$3,463
Johnny Was Distribution Center relocation costs	$912	$—
Operating income was $53 million in the Second Quarter of Fiscal 2024 compared to $68 million in the Second Quarter of Fiscal 2023. The decreased operating income included lower operating income in each of our operating groups partially offset by a lower operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.
Tommy Bahama:

	Second Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$245,079	$245,443	$(364)	(0.1)%
Gross profit	$150,694	$155,294	$(4,600)	(3.0)%
Gross margin	61.5%	63.3%
Operating income	$40,935	$51,037	$(10,102)	(19.8)%
Operating income as % of net sales	16.7%	20.8%
The decreased operating income for Tommy Bahama was due to (1) increased SG&A and (2) lower gross margin. The increased SG&A was primarily due to (1) increased employment costs, occupancy costs, administrative expenses and depreciation expense driven primarily by the increase in brick and mortar locations and the conversion of full-price retail stores to Marlin Bar locations with retail and food & beverage operations, (2) increased advertising expenses and (3) increased software subscription and consulting expenses.
Lilly Pulitzer:

	Second Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$91,689	$91,349	$340	0.4%
Gross profit	$62,139	$63,099	$(960)	(1.5)%
Gross margin	67.8%	69.1%
Operating income	$16,927	$18,566	$(1,639)	(8.8)%
Operating income as % of net sales	18.5%	20.3%
The decreased operating income for Lilly Pulitzer was due to (1) lower gross margin and (2) increased SG&A. The increased SG&A was primarily due to an increase in (1) depreciation expense and (2) administrative expenses. These increases were partially offset by a decrease in advertising expenses.

Johnny Was:

	Second Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$50,280	$52,023	$(1,743)	(3.4)%
Gross profit	$33,429	$35,922	$(2,493)	(6.9)%
Gross margin	66.5%	69.1%
Operating income (loss)	$(1,656)	$3,847	$(5,503)	(143.0)%
Operating income (loss) as % of net sales	(3.3%)	7.4%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$2,718	$3,463
Johnny Was Distribution Center relocation costs	$912	$—
The decreased operating results for Johnny Was were due to (1) increased SG&A, (2) lower net sales and (3) lower gross margin. The increased SG&A was primarily due to (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense, (2) expenses related to the relocation of Johnny Was distribution center operations from Los Angeles, California to Lyons, Georgia including systems integrations, employee transitional arrangements, moving costs and occupancy expenses related to the vacated distribution centers, (3) higher advertising expenses and (4) higher software subscription and consulting expenses. These increases were partially offset by decreased amortization of acquired intangible assets.
Emerging Brands:

	Second Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$32,929	$31,580	$1,349	4.3%
Gross profit	$19,730	$15,793	$3,937	24.9%
Gross margin	59.9%	50.0%
Operating income	$2,813	$3,028	$(215)	(7.1)%
Operating income as % of net sales	8.5%	9.6%
Operating income in the Second Quarter of Fiscal 2024 was comparable to the Second Quarter of Fiscal 2023. The increase in SG&A was partially offset by (1) higher gross margin and (2) higher net sales. The increased SG&A included (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense and (2) the addition of Jack Rogers.
Corporate and Other:

	Second Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$(91)	$(76)	$(15)	NM%
Gross profit	$(981)	$(1,379)	$398	NM%
Operating loss	$(6,509)	$(8,804)	$2,295	NM%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$618	$1,432
The improved operating results in Corporate and Other were primarily a result of (1) decreased SG&A primarily from decreased administrative expenses and incentive compensation and (2) a lower net LIFO accounting charge in the Second Quarter of Fiscal 2024.

Interest expense, net

	Second Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Interest expense, net	89	1,297	$(1,208)	(93.1)%
The decreased interest expense in the Second Quarter of Fiscal 2024 was primarily due to a lower average outstanding debt balance during the Second Quarter of Fiscal 2024 than the Second Quarter of Fiscal 2023.
Income tax

	Second Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Income tax expense	11,779	14,924	$(3,145)	(21.1)%
Effective tax rate	22.5%	22.5%
Our effective income tax rate was 22.5% for the Second Quarter of Fiscal 2024 and the Second Quarter of Fiscal 2023, which is lower than a more typical annual effective tax rate of approximately 25%. The Second Quarter of Fiscal 2024 and Second Quarter of Fiscal 2023 both benefited primarily from net discrete tax benefits for stock-based compensation.
Net earnings

	Second Quarter
	Fiscal 2024	Fiscal 2023
Net sales	$419,886	$420,319
Operating income	$52,510	$67,674
Net earnings	$40,642	$51,453
Net earnings per diluted share	$2.57	$3.22
Weighted average shares outstanding - diluted	15,830	15,979
Net earnings per diluted share were $2.57 in the Second Quarter of Fiscal 2024 compared to $3.22 in the Second Quarter of Fiscal 2023 reflecting (1) increased SG&A and (2) decreased gross margin. These decreases were partially offset by decreased interest and income tax expense.
RESULTS OF OPERATIONS
FIRST HALF OF FISCAL 2024 COMPARED TO FIRST HALF OF FISCAL 2023
The discussion and tables below compare our statements of operations for the First Half of Fiscal 2024 and the First Half of Fiscal 2023. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.
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

	First Half
	Fiscal 2024		Fiscal 2023		$ Change	% Change
Net sales	$818,070	100.0%	$840,416	100.0%	$(22,346)	(2.7)%
Cost of goods sold	294,698	36.0%	296,558	35.3%	(1,860)	(0.6)%
Gross profit	$523,372	64.0%	$543,858	64.7%	$(20,486)	(3.8)%
SG&A	429,954	52.6%	408,380	48.6%	21,574	5.3%
Royalties and other operating income	11,543	1.4%	12,497	1.5%	(954)	(7.6)%
Operating income	$104,961	12.8%	$147,975	17.6%	$(43,014)	(29.1)%
Interest expense, net	963	0.1%	3,639	0.4%	(2,676)	(73.5)%
Earnings before income taxes	$103,998	12.7%	$144,336	17.2%	$(40,338)	(27.9)%
Income tax expense	24,983	3.1%	34,345	4.1%	(9,362)	(27.3)%
Net earnings	$79,015	9.7%	$109,991	13.1%	$(30,976)	(28.2)%
Net earnings per diluted share	$4.99		$6.86		$(1.87)	(27.3)%
Weighted average shares outstanding - diluted	15,838		16,025		(187)	(1.2)%
Net Sales

	First Half
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$470,696	$484,878	$(14,182)	(2.9)%
Lilly Pulitzer	180,110	188,799	(8,689)	(4.6)%
Johnny Was	101,492	101,514	(22)	—%
Emerging Brands	65,931	65,571	360	0.5%
Corporate and Other	(159)	(346)	187	NM %
Consolidated net sales	$818,070	$840,416	$(22,346)	(2.7)%
Consolidated net sales were $818 million in the First Half of Fiscal 2024 compared to net sales of $840 million in the First Half of Fiscal 2023. The 3% decrease in net sales was primarily due to decreased sales in Tommy Bahama and Lilly Pulitzer.
The changes in net sales by distribution channel consisted of the following:
•a decrease in wholesale sales of $20 million, or 12%, including (1) an $11 million decrease in Tommy Bahama, (2) a $7 million decrease in Emerging Brands and (3) a $4 million decrease in Johnny Was. These decreases were partially offset by a $1 million increase in Lilly Pulitzer;
•a decrease in e-commerce sales of $5 million, or 2%, driven primarily by an $11 million decrease in Lilly Pulitzer. This decrease was partially offset by (1) a $2 million increase in Johnny Was, (2) a $2 million increase in Emerging Brands and (3) a $1 million increase in Tommy Bahama;
•a decrease in full-price retail sales of $1 million, or 1%, driven primarily by a $9 million decrease in Tommy Bahama. This decrease was partially offset by (1) a $5 million increase in Emerging Brands, (2) a $2 million increase in Johnny Was and (3) a $1 million increase in Lilly Pulitzer;
•an increase in food & beverage sales of $2 million, or 4%; and
•an increase in outlet sales of $2 million, or 5%.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Half
	Fiscal 2024	Fiscal 2023
Retail	40%	39%
E-commerce	33%	33%
Food & beverage	8%	7%
Wholesale	19%	21%
Total	100%	100%
Tommy Bahama:
Tommy Bahama net sales decreased $14 million, or 3%, in the First Half of Fiscal 2024, with a decrease in (1) wholesale sales of $11 million, or 12%, driven primarily by decreases in sales to off-price, department store, and specialty store wholesale customers and (2) full-price retail sales of $9 million, or 5%. These decreases were partially offset by an increase in (1) food & beverage sales of $2 million, or 4%, (2) outlet sales of $2 million, or 5%, and (3) e-commerce sales of $1 million, or 1%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half
	Fiscal 2024	Fiscal 2023
Retail	45%	45%
E-commerce	25%	24%
Food & beverage	14%	13%
Wholesale	16%	18%
Total	100%	100%
Lilly Pulitzer:
Lilly Pulitzer net sales decreased $9 million, or 5%, in the First Half of Fiscal 2024, with a decrease in e-commerce sales of $11 million, or 12%. This decrease was partially offset by an increase in (1) wholesale sales of $1 million, or 4%, and (2) retail sales of $1 million, or 1%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half
	Fiscal 2024	Fiscal 2023
Retail	37%	35%
E-commerce	45%	49%
Wholesale	18%	16%
Total	100%	100%
Johnny Was:
Johnny Was net sales in the First Half of Fiscal 2024 were comparable to the First Half of Fiscal 2023. Wholesale sales decreased $4 million, or 17%. This decrease was partially offset by increased (1) e-commerce sales of $2 million, or

5%, and (2) retail sales of $2 million, or 4%. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	First Half
	Fiscal 2024	Fiscal 2023
Retail	39%	37%
E-commerce	42%	40%
Wholesale	19%	23%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales in the First Half of Fiscal 2024 were comparable to the First Half of Fiscal 2023. Increases included (1) sales in Jack Rogers, which was acquired in the Fourth Quarter of Fiscal 2023 and (2) increased sales in Duck Head. These increases were offset by lower off-price wholesale sales and lower promotional e-commerce sales at Southern Tide and TBBC. Off-price wholesale sales and promotional e-commerce sales were higher in in the First Half of Fiscal 2023 to liquidate previously marked down inventory. By distribution channel, increases included (1) $5 million, or 82%, in retail sales as we opened new retail locations and (2) $2 million, or 7%, in e-commerce sales. These increases were partially offset by a decrease in wholesale sales of $7 million, or 21%. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Half
	Fiscal 2024	Fiscal 2023
Retail	17%	10%
E-commerce	45%	42%
Wholesale	38%	48%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating groups.
Gross Profit
The tables below present gross profit by operating group and in total for the First Half of Fiscal 2024 and the First Half of Fiscal 2023, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Half
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$299,002	$313,536	$(14,534)	(4.6)%
Lilly Pulitzer	121,418	131,395	(9,977)	(7.6)%
Johnny Was	66,678	69,510	(2,832)	(4.1)%
Emerging Brands	39,258	31,425	7,833	24.9%
Corporate and Other	(2,984)	(2,008)	(976)	NM %
Consolidated gross profit	$523,372	$543,858	$(20,486)	(3.8)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,866	$2,758

	First Half
	Fiscal 2024	Fiscal 2023
Tommy Bahama	63.5%	64.7%
Lilly Pulitzer	67.4%	69.6%
Johnny Was	65.7%	68.5%
Emerging Brands	59.5%	47.9%
Corporate and Other	NM%	NM%
Consolidated gross margin	64.0%	64.7%
The decreased gross profit of 4% was primarily due to (1) the 3% decrease in net sales and (2) decreased consolidated gross margin. The decreased gross margin was primarily due to full-price retail and e-commerce sales representing a lower proportion of net sales at Tommy Bahama, Lilly Pulitzer and Johnny Was with more sales occurring during promotional and clearance events. This decrease was partially offset by (1) higher gross margin in Emerging Brands driven by decreased promotional and off-price sales resulting from improved inventory levels and (2) a change in sales mix with wholesale sales representing a lower proportion of net sales.
Tommy Bahama:
The lower gross margin for Tommy Bahama was primarily due to full-price retail and e-commerce sales representing a lower proportion of net sales with more sales occurring during promotional and clearance events, including loyalty award cards, Flip Side, end of season clearance events and the semi-annual Friends & Family event. This decrease was partially offset by a change in sales mix with wholesale sales representing a lower proportion of net sales.
Lilly Pulitzer:
The lower gross margin for Lilly Pulitzer was primarily due to (1) full-price retail and e-commerce sales representing a lower proportion of net sales with more sales occurring during promotional and clearance events, including the e-commerce flash clearance events, (2) higher loyalty reward discounts driven by increased participation in Lilly Pulitzer’s loyalty program and (3) a change in sales mix with off-price wholesale sales representing a higher proportion of wholesale sales.
Johnny Was:
The lower gross margin for Johnny Was was primarily due to the move of Johnny Was' distribution center operations from Los Angeles, California to Lyons, Georgia resulting in (1) increased off-price wholesale sales and (2) full-price retail and e-commerce sales representing a lower proportion of net sales, with increased promotional and clearance events related to efforts to reduce inventory levels at the distribution centers during the transition period associated with the distribution center move. These decreases were partially offset by a change in sales mix with wholesale sales representing a lower proportion of net sales.
Emerging Brands:
The higher gross margin for Emerging Brands was primarily due to (1) improved inventory levels resulting in lower off-price wholesale sales and lower promotional e-commerce sales and (2) a change in sales mix with retail sales representing a larger proportion of net sales.
Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments, which was a $3 million charge in both the First Half of Fiscal 2024 and First Half of Fiscal 2023. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	First Half
	Fiscal 2024	Fiscal 2023	$ Change	% Change
SG&A	429,954	408,380	$21,574	5.3%
SG&A (as a % of net sales)	52.6%	48.6%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$5,436	$6,926
Johnny Was Distribution Center relocation costs	$912	$—
SG&A was $430 million in the First Half of Fiscal 2024 compared to $408 million in the First Half of Fiscal 2023, with approximately $9 million, or 43%, of the increase due to the increase in brick and mortar retail locations. The 5% increase in total SG&A in the First Half of Fiscal 2024 included the following, each of which includes the SG&A of the new brick and mortar locations: (1) increased employment costs of $7 million, primarily due to increased head count, pay rate increases and other employment cost increases, including in our direct to consumer and distribution center operations, partially offset by lower incentive compensation amounts, (2) a $5 million increase in depreciation expense, (3) a $5 million increase in occupancy expense, (4) a $3 million increase in software subscription and consulting expense, (5) a $3 million increase in advertising expense and (6) $1 million in expenses related to the relocation of Johnny Was distribution center operations from Los Angeles, California to Lyons, Georgia. These increases were partially offset by a $1 million decrease in amortization of intangible assets.
Royalties and other operating income

	First Half
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Royalties and other operating income	11,543	12,497	$(954)	(7.6)%
Notable items included in amounts above:
Gain on sale of Merida manufacturing facility	$—	$(1,756)
Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The decreased royalties and other operating income was primarily due to the absence of a $2 million gain recorded in the First Half of Fiscal 2023 on the sale of the Merida manufacturing facility in Mexico previously operated by our Lanier Apparel operating group, which we exited in Fiscal 2021. This decrease was partially offset by royalties received from the Tommy Bahama Miramonte Resort & Spa that was opened in the Third Quarter of Fiscal 2023.
Operating income (loss)

	First Half
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$83,574	$106,558	$(22,984)	(21.6)%
Lilly Pulitzer	32,471	43,082	(10,611)	(24.6)%
Johnny Was	(1,323)	6,331	(7,654)	(120.9)%
Emerging Brands	6,611	6,941	(330)	(4.8)%
Corporate and Other	(16,372)	(14,937)	(1,435)	NM%
Consolidated operating income	$104,961	$147,975	$(43,014)	(29.1)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,866	$2,758
Amortization of Johnny Was intangible assets	$5,436	$6,926
Gain on sale of Merida manufacturing facility	$—	$(1,756)
Johnny Was Distribution Center relocation costs	$912	$—

Operating income was $105 million in the First Half of Fiscal 2024 compared to $148 million in the First Half of Fiscal 2023. The decreased operating income included (1) lower operating income in each of our operating groups and (2) a higher operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.
Tommy Bahama:

	First Half
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$470,696	$484,878	$(14,182)	(2.9)%
Gross profit	$299,002	$313,536	$(14,534)	(4.6)%
Gross margin	63.5%	64.7%
Operating income	$83,574	$106,558	$(22,984)	(21.6)%
Operating income as % of net sales	17.8%	22.0%
The decreased operating income for Tommy Bahama was due to (1) decreased net sales, (2) increased SG&A and (3) lower gross margin. The increased SG&A was primarily due to (1) increased employment costs, occupancy costs, administrative expenses and depreciation expense driven primarily by the increase in brick and mortar locations and the conversion of full-price retail stores to Marlin Bar locations with retail and food & beverage operations, (2) increased advertising expenses and (3) increased software subscription and consulting expenses.
Lilly Pulitzer:

	First Half
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$180,110	$188,799	$(8,689)	(4.6)%
Gross profit	$121,418	$131,395	$(9,977)	(7.6)%
Gross margin	67.4%	69.6%
Operating income	$32,471	$43,082	$(10,611)	(24.6)%
Operating income as % of net sales	18.0%	22.8%
The decreased operating income for Lilly Pulitzer was due to (1) decreased net sales, (2) lower gross margin and (3) increased SG&A. The increased SG&A was primarily due to an increase in (1) depreciation expense and (2) administrative expenses. These increases were partially offset by a decrease in advertising expenses.
Johnny Was:

	First Half
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$101,492	$101,514	$(22)	0.0%
Gross profit	$66,678	$69,510	$(2,832)	(4.1)%
Gross margin	65.7%	68.5%
Operating income (loss)	$(1,323)	$6,331	$(7,654)	(120.9)%
Operating income (loss) as % of net sales	(1.3%)	6.2%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$5,436	$6,926
Johnny Was Distribution Center relocation costs	$912	$—
The decreased operating results for Johnny Was were due to (1) increased SG&A and (2) lower gross margin. The increased SG&A was primarily due to (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense, (2) expenses related to the relocation of Johnny Was distribution center operations from Los Angeles, California to Lyons, Georgia including systems integrations, employee transitional arrangements, moving costs and occupancy expenses related to the vacated distribution centers, (3) higher advertising expenses and (4) higher software subscription and consulting expenses. These increases were partially offset by decreased amortization of acquired intangible assets.
Emerging Brands:

	First Half
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$65,931	$65,571	$360	0.5%
Gross profit	$39,258	$31,425	$7,833	24.9%
Gross margin	59.5%	47.9%
Operating income	$6,611	$6,941	$(330)	(4.8)%
Operating income as % of net sales	10.0%	10.6%
Operating income in the First Half of Fiscal 2024 was comparable to the First Half of Fiscal 2023. Increased SG&A was partially offset by higher gross margin. The increased SG&A included (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense and (2) the addition of Jack Rogers.
Corporate and Other:

	First Half
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$(159)	$(346)	$187	NM%
Gross profit	$(2,984)	$(2,008)	$(976)	NM%
Operating loss	$(16,372)	$(14,937)	$(1,435)	NM%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,866	$2,758
Gain on sale of Merida manufacturing facility	$—	$(1,756)
The increased operating loss in Corporate and Other was primarily a result of the absence of a $2 million gain on the sale of the Merida manufacturing facility in Mexico that was recognized in the First Half of Fiscal 2023. This decrease was partially offset by a decrease in administrative expenses.
Interest expense, net

	First Half
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Interest expense, net	963	3,639	$(2,676)	(73.5)%
The decreased interest expense in the First Half of Fiscal 2024 was primarily due to a lower average outstanding debt balance during the First Half of Fiscal 2024 than the First Half of Fiscal 2023.
Income tax

	First Half
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Income tax expense	24,983	34,345	$(9,362)	(27.3)%
Effective tax rate	24.0%	23.8%
For the First Half of Fiscal 2024 and the First Half of Fiscal 2023 our effective income tax rate was 24.0% and 23.8%, respectively, both of which are lower than a more typical annual effective tax rate of approximately 25%. The First Half of

Fiscal 2024 and the First Half of Fiscal 2023 both benefited primarily from net discrete tax benefits for stock-based compensation.
Net earnings

	First Half
	Fiscal 2024	Fiscal 2023
Net sales	$818,070	$840,416
Operating income	$104,961	$147,975
Net earnings	$79,015	$109,991
Net earnings per diluted share	$4.99	$6.86
Weighted average shares outstanding - diluted	15,838	16,025
Net earnings per diluted share were $4.99 in the First Half of Fiscal 2024 compared to $6.86 in the First Half of Fiscal 2023 reflecting (1) decreased net sales, (2) increased SG&A, (3) decreased gross margin and (4) decreased royalties and other operating income. These decreases were partially offset by decreased interest and income tax expense.
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
Working Capital

($ in thousands)	August 3, 2024	February 3, 2024	July 29, 2023	January 28, 2023
Total current assets	$287,196	$293,115	$282,380	$330,463
Total current liabilities	$226,924	$240,644	$232,561	$269,639
Working capital	$60,272	$52,471	$49,819	$60,824
Working capital ratio	1.27	1.22	1.21	1.23
Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of August 3, 2024, increased from July 29, 2023, primarily due to (1) an increase in cash and cash equivalents of $11 million,

(2) an increase in prepaid expenses and other current assets of $8 million and (3) an increase in receivables of $8 million. These increases were partially offset by a decrease in inventories of $22 million. Current liabilities as of August 3, 2024, decreased from July 29, 2023 primarily due to (1) a decrease in sales taxes payable of $3 million and (2) a decrease in sales return reserves of $3 million.
Balance Sheet
The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of August 3, 2024 as compared to July 29, 2023.
Current Assets:

	August 3, 2024	February 3, 2024	July 29, 2023	January 28, 2023
Cash and cash equivalents	$18,421	$7,604	$7,790	$8,826
Receivables, net	63,542	63,362	55,583	43,986
Inventories, net	139,583	159,565	161,866	220,138
Income tax receivable	19,437	19,549	19,401	19,440
Prepaid expenses and other current assets	46,213	43,035	37,740	38,073
Total current assets	$287,196	$293,115	$282,380	$330,463
Cash and cash equivalents were $18 million as of August 3, 2024, compared to $8 million as of July 29, 2023. The increase in cash and cash equivalents was primarily due to the repayment of our long-term debt balance during the Second Quarter of Fiscal 2024 and strong cash flows from operations exceeding our cash requirements for capital expenditures and financing activities.
The increased receivables, net as of August 3, 2024, was primarily due to an insurance claim filed as a result of the wildfire on the island of Maui that destroyed the Tommy Bahama Marlin Bar in Lahaina, Hawaii in the Third Quarter of Fiscal 2023.
Inventories, net, included a $84 million and $76 million LIFO reserve as of August 3, 2024, and July 29, 2023, respectively. Inventories decreased in all operating groups except for Johnny Was primarily due to continued initiatives to closely manage inventory purchases and reduce on-hand inventory levels. We believe that inventory levels in all operating groups are appropriate to support anticipated sales plans.
The increase in prepaid expenses and other current assets as of August 3, 2024, was primarily due to an increase in prepaid income taxes due to the timing of payments and prepaid software costs.
Non-current Assets:

	August 3, 2024	February 3, 2024	July 29, 2023	January 28, 2023
Property and equipment, net	$219,606	$195,137	$188,004	$177,584
Intangible assets, net	256,192	262,101	277,114	283,845
Goodwill	27,309	27,190	123,079	120,498
Operating lease assets	321,474	263,934	241,452	240,690
Other assets, net	41,874	32,188	34,336	32,209
Deferred income taxes	18,871	24,179	3,493	3,376
Total non-current assets	$885,326	$804,729	$867,478	$858,202
Property and equipment, net as of August 3, 2024, increased primarily due to the capital expenditures exceeding depreciation during the 12 months ended August 3, 2024.
The decrease in goodwill and intangible assets, net as of August 3, 2024, was primarily due to the $99 million and $12 million of impairment charges for goodwill and intangible assets, net, respectively, recorded in Johnny Was during the

Fourth Quarter of Fiscal 2023, respectively, as disclosed in Note 5 of our Fiscal 2023 Form 10-K. Intangible assets, net as of August 3, 2024, further decreased due to the amortization of intangible assets acquired in the acquisition of Johnny Was. The decrease in goodwill resulting from the Johnny Was impairment charge was partially offset by (1) the acquisition of Jack Rogers in the Fourth Quarter of Fiscal 2023, (2) the acquisition of three former Southern Tide signature stores in the Fourth Quarter of Fiscal 2023 and (3) measurement period adjustments recorded in Fiscal 2023 related to the acquisition of Johnny Was.
Operating lease assets as of August 3, 2024, increased primarily due to the addition of new leased locations, or the extension of existing leased locations, exceeding the recognition of amortization related to existing operating leases and the termination or reduced term of certain operating leases.
The increase in other assets, net as of August 3, 2024, was primarily due to (1) an increase in capitalizable implementation costs associated with cloud computing arrangements and (2) an increase in the fair value of life insurance policies associated with our deferred compensation plans.
Deferred income taxes increased as of August 3, 2024, due primarily to the impairment of the Johnny Was goodwill and intangible asset balances in the Fourth Quarter of Fiscal 2023 that resulted in a change from a net deferred income tax liability position to a net deferred income tax asset position.
Liabilities:

	August 3, 2024	February 3, 2024	July 29, 2023	January 28, 2023
Total current liabilities	$226,924	$240,644	$232,561	$269,639
Long-term debt	—	29,304	48,472	119,011
Non-current portion of operating lease liabilities	298,704	243,703	219,207	220,709
Other non-current liabilities	25,338	23,279	20,402	20,055
Deferred income taxes	—	—	4,587	2,981
Total liabilities	$550,966	$536,930	$525,229	$632,395
Current liabilities decreased as of August 3, 2024, primarily due to decreased sales taxes payable and sales return liabilities. The reduction in long-term debt was the result of strong cash flows.
The non-current portion of operating lease liabilities increased as of August 3, 2024, due to the addition of new leased locations, or the extension of existing leased locations, exceeding the payments related to existing operating leases and the termination or reduced term of certain operating leases.
Other non-current liabilities increased as of August 3, 2024, due to a market driven increase in deferred compensation related liabilities.
Deferred income taxes decreased as of August 3, 2024, due primarily to the impairment of the Johnny Was goodwill and intangible asset balances that resulted in a change from a net deferred income tax liability position to a net deferred income tax asset position.
Statement of Cash Flows
The following table sets forth the net cash flows for the First Half of Fiscal 2024 and the First Half of Fiscal 2023 (in thousands):

	First Half
	Fiscal 2024	Fiscal 2023
Cash provided by operating activities	$121,738	$152,500
Cash used in investing activities	(54,147)	(32,638)
Cash used in financing activities	(56,722)	(120,881)
Net change in cash and cash equivalents	$10,869	$(1,019)

Changes in cash flows in the First Half of Fiscal 2024 and the First Half of Fiscal 2023 related to operating activities, investing activities and financing activities are discussed below.
Operating Activities:
In the First Half of Fiscal 2024 and the First Half of Fiscal 2023, operating activities provided $122 million and $153 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization of intangible assets, equity-based compensation, gain on sale of assets, and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities.
In the First Half of Fiscal 2024, the net change in operating assets and liabilities was primarily due to a decrease in current liabilities and other balance sheet changes that decreased cash flow from operations, partially offset by a decrease in inventories that increased cash flow from operations. In the First Half of Fiscal 2023, the net change in operating assets and liabilities was primarily due to a decrease in inventories that increased cash flow from operations, partially offset by a decrease in current liabilities and an increase in receivables that decreased cash flow from operations.
Investing Activities:
In the First Half of Fiscal 2024 and the First Half of Fiscal 2023, investing activities used $54 million and $33 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $54 million and $31 million in the First Half of Fiscal 2024 and the First Half of Fiscal 2023, respectively. During the First Half of Fiscal 2023, we also paid $3 million in the aggregate for a working capital settlement associated with the acquisition of Johnny Was and the acquisition of three former Southern Tide Signature Stores and received $2 million from the sale of the Merida manufacturing facility in Mexico.
Financing Activities:
In the First Half of Fiscal 2024 and the First Half of Fiscal 2023, financing activities used $57 million and $121 million of cash, respectively. In the First Half of Fiscal 2024, we paid $22 million in dividends and repurchased $6 million of shares to cover employee tax liabilities related to the vesting of shares of our common stock. In the First Half of Fiscal 2023, we repurchased $29 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and to cover employee tax liabilities related to the vesting of shares of our common stock, paid $21 million of dividends and paid $2 million in deferred financing costs associated with the amendment of the U.S. Revolving Credit Agreement.
If net cash requirements are less than our net cash flows, we may repay amounts outstanding on our U.S. Revolving Credit Agreement, if any, consistent with our net repayment of $29 million of long-term debt in the First Half of Fiscal 2024. Alternatively, to the extent we are in a net debt position, and our net cash requirements exceed our net cash flows, we may borrow amounts from our U.S. Revolving Credit Agreement.
Liquidity and Capital Resources
We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities will provide (1) sufficient cash over both the short and long term to satisfy our ongoing operating cash requirements, (2) funds to complete our multi-year project to build a new distribution center in Lyons, Georgia to enhance the direct to consumer throughput capabilities of our brands, (3) funds to continue to invest in our businesses, including direct to consumer initiatives and information technology projects, (4) additional cash flow to repay debt that may be outstanding and (5) sufficient cash for other strategic initiatives.
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

We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of August 3, 2024, February 3, 2024, and July 29, 2023, totaled $5 million, $5 million and $6 million, respectively.
As of August 3, 2024, we had no borrowings outstanding and $306 million in unused availability under the U.S. Revolving Credit Agreement. As of February 3, 2024 and July 29, 2023, we had $29 million and $48 million of borrowings outstanding and $288 million and $266 million in unused availability under the U.S. Revolving Credit Agreement, respectively.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2024 and as of August 3, 2024, no financial covenant testing was required pursuant to the U.S. Revolving Credit Agreement, as the minimum availability threshold was met at all times. As of August 3, 2024, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.
Operating Lease Commitments:
Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of August 3, 2024.
Dividends:
On September 10, 2024, our Board of Directors approved a cash dividend of $0.67 per share payable on November 1, 2024 to shareholders of record as of the close of business on October 18, 2024. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends.

Capital Expenditures:
We anticipate capital expenditures for Fiscal 2024, including the $54 million incurred in the First Half of Fiscal 2024, to be approximately $150 million, as compared to $74 million for Fiscal 2023. The planned increase in capital expenditures includes approximately $75 million of spend associated with a multi-year project to build a new distribution center in Lyons, Georgia to ensure best-in-class direct to consumer throughput capabilities for our brands. Additionally, we plan to invest in new brick and mortar locations, relocations and remodels of existing locations resulting in a year-over-year net increase of full price stores of approximately 30 by the end of Fiscal 2024. We will also continue with our investments in our various technology systems initiatives, including e-commerce and omnichannel capabilities, data management and analytics, customer data and insights, cybersecurity, automation including artificial intelligence and infrastructure.
Other Liquidity Items:
Our contractual obligations as of August 3, 2024 except for the decreased debt outstanding, as discussed above, have not changed materially from the contractual obligations outstanding at February 3, 2024, as disclosed in our Fiscal 2023 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the Second Quarter of Fiscal 2024. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2023 Form 10-K.
SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income in the Second Quarter of Fiscal 2024 is indicative of the expected proportion of amounts by quarter for future periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2023 Form 10-K. There have not been any material changes in our exposure to these risks during the Second Quarter of Fiscal 2024 other than our decreased exposure to interest rates resulting from our decreased borrowings relative to February 3, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act during the Second Quarter of Fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. These actions may relate to trademark and other intellectual property, employee relations matters, real estate, licensing arrangements, importing or exporting regulations, product safety requirements, consumer regulations, taxation or other topics. We are not currently a party to any litigation or regulatory action or aware of any proceedings contemplated by governmental authorities that we believe could reasonably be expected to have a material impact on our financial position, results of operations or cash flows. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of additional factors not presently known or determinations by judges, juries, or others which are not consistent with our evaluation of the possible liability or outcome of such litigation or claims.
ITEM 1A. RISK FACTORS
Our business is subject to numerous risks. Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Fiscal 2023 Form 10-K, which could materially affect our business, financial condition or operating results. We operate in a competitive and rapidly changing business environment and additional risks and uncertainties that we currently consider immaterial or are not presently known to us may also adversely affect our business. The risks described in our Fiscal 2023 Form 10-K are not the only risks facing our company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the Second Quarter of Fiscal 2024, we did not make any unregistered sales of equity securities.
(c)We have certain stock incentive plans as described in Note 9 of our Fiscal 2023 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Second Quarter of Fiscal 2024, we repurchased the following shares pursuant to these plans:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value (000s) of Shares That May Yet be Purchased Under the Plans or Programs
May (5/5/24 - 6/1/24)	—	$—	$—	$30,000
June (6/2/24 - 7/6/24)	56,005	$110.69	$—	$30,000
July (7/7/24 - 8/3/24)	—	$—	$—	$30,000
Total	56,005	$110.69	$—	$30,000
As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2021, and in subsequent filings, on December 7, 2021, our Board of Directors authorized us to spend up to $150 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. No shares were repurchased through open market repurchase programs during the Second Quarter of Fiscal 2024. As of August 3, 2024, $30 million remained under the Board of Directors’ authorization.
ITEM 5. OTHER INFORMATION
(a)On September 10, 2024, our Board of Directors amended our Bylaws to decrease the number of members of the Board of Directors from eleven (11) persons to ten (10) persons, effective as of such date. The amendment was prompted by the reduced membership on our Board following the retirement of Mr. Clarence H. Smith at the conclusion of our annual meeting of shareholders held on June 25, 2024. Our Bylaws, as restated to reflect the amendment, are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

(c)During the Second Quarter of Fiscal 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended*
10.1	Third Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated June 11, 2024†*
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.**
101.INS	XRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

September 12, 2024	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)