Form 10-Q
period 2024-11-02
OXFORD INDUSTRIES INC
filed 2024-12-12
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 9, 2024, there were 15,701,033 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Third Quarter of Fiscal 2024

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, demand for our products, which may be impacted by macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by inflationary pressures, elevated interest rates, concerns about the stability of the banking industry or general economic uncertainty, and the effectiveness of measures to mitigate the impact of these factors; possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures and the impact of the recent elections in the United States; competitive conditions and/or evolving consumer shopping patterns, particularly in a highly promotional retail environment; acquisition activities (such as the acquisition of Johnny Was), including our ability to integrate key functions, recognize anticipated synergies and minimize related disruptions or distractions to our business as a result of these activities; supply chain disruptions; changes in trade policies and regulations, including the potential for increases or changes in duties, current and potentially new tariffs or quotas; costs and availability of labor and freight deliveries, including our ability to appropriately staff our retail stores and food & beverage locations; costs of products as well as the raw materials used in those products, as well as our ability to pass along price increases to consumers; energy costs; our ability to respond to rapidly changing consumer expectations; unseasonal or extreme weather conditions or natural disasters, such as the September and October 2024 hurricanes impacting the Southeastern United States; lack of or insufficient insurance coverage; the ability of business partners, including suppliers, vendors, wholesale customers, licensees, logistics providers and landlords, to meet their obligations to us and/or continue our business relationship to the same degree as they have historically; retention of and disciplined execution by key management and other critical personnel; cybersecurity breaches and ransomware attacks, as well as our and our third party vendors’ ability to properly collect, use, manage and secure business, consumer and employee data and maintain continuity of our information technology systems; the effectiveness of our advertising initiatives in defining, launching and communicating brand-relevant customer experiences; the level of our indebtedness, including the risks associated with heightened interest rates on the debt and the potential impact on our ability to operate and expand our business; the timing of shipments requested by our wholesale customers; fluctuations and volatility in global financial and/or real estate markets; our ability to identify and secure suitable locations for new retail store and food & beverage openings; the timing and cost of retail store and food & beverage location openings and remodels, technology implementations and other capital expenditures; the timing, cost and successful implementation of changes to our distribution network; the effectiveness of recent, focused efforts to reassess and realign our operating costs in light of revenue trends, including potential disruptions to our operations as a result of these efforts; pandemics or other public health crises; expected outcomes of pending or potential litigation and regulatory actions; the increased consumer, employee and regulatory focus on sustainability issues and practices, including failures by our suppliers to adhere to our vendor code of conduct; the regulation or prohibition of goods sourced, or containing raw materials or components, from certain regions and our ability to evidence compliance; access to capital and/or credit markets; factors that could affect our consolidated effective tax rate; the risk of impairment to goodwill and other intangible assets such as the recent impairment charges incurred in our Johnny Was segment; and geopolitical risks, including ongoing challenges between the United States and China and those related to the ongoing war in Ukraine, the Israel-Hamas war and the conflict in the Red Sea region. Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance.
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

Fiscal 2025	52 weeks ending January 31, 2026
Fiscal 2024	52 weeks ending February 1, 2025
Fiscal 2023	53 weeks ended February 3, 2024
Fiscal 2022	52 weeks ended January 28, 2023
Fourth Quarter Fiscal 2024	13 weeks ending February 1, 2025
Third Quarter Fiscal 2024	13 weeks ended November 2, 2024
Second Quarter Fiscal 2024	13 weeks ended August 3, 2024
First Quarter Fiscal 2024	13 weeks ended May 4, 2024
Fourth Quarter Fiscal 2023	14 weeks ended February 3, 2024
Third Quarter Fiscal 2023	13 weeks ended October 28, 2023
Second Quarter Fiscal 2023	13 weeks ended July 29, 2023
First Quarter Fiscal 2023	13 weeks ended April 29, 2023
First Nine Months Fiscal 2024	39 weeks ended November 2, 2024
First Nine Months Fiscal 2023	39 weeks ended October 28, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)
(unaudited)

	November 2, 2024	February 3, 2024	October 28, 2023
ASSETS
Current Assets
Cash and cash equivalents	$7,027	$7,604	$7,879
Receivables, net	75,991	63,362	60,101
Inventories, net	154,263	159,565	157,524
Income tax receivable	19,377	19,549	19,454
Prepaid expenses and other current assets	50,445	43,035	46,421
Total Current Assets	$307,103	$293,115	$291,379
Property and equipment, net	244,987	195,137	188,686
Intangible assets, net	253,237	262,101	273,444
Goodwill	27,416	27,190	124,230
Operating lease assets	327,896	263,934	246,399
Other assets, net	46,725	32,188	34,864
Deferred income taxes	15,769	24,179	3,154
Total Assets	$1,223,133	$1,097,844	$1,162,156
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$77,597	$85,545	$68,565
Accrued compensation	17,502	23,660	20,219
Current portion of operating lease liabilities	66,270	64,576	65,224
Accrued expenses and other liabilities	55,218	66,863	58,504
Total Current Liabilities	$216,587	$240,644	$212,512
Long-term debt	57,816	29,304	66,219
Non-current portion of operating lease liabilities	310,391	243,703	226,238
Other non-current liabilities	26,171	23,279	20,675
Deferred income taxes	—	—	9,399
Shareholders’ Equity
Common stock, $1.00 par value per share	15,701	15,629	15,625
Additional paid-in capital	186,590	178,567	174,730
Retained earnings	412,741	369,453	439,755
Accumulated other comprehensive loss	(2,864)	(2,735)	(2,997)
Total Shareholders’ Equity	$612,168	$560,914	$627,113
Total Liabilities and Shareholders’ Equity	$1,223,133	$1,097,844	$1,162,156
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Net sales	$308,025	$326,630	$1,126,095	$1,167,046
Cost of goods sold	113,511	121,211	408,209	417,769
Gross profit	$194,514	$205,419	$717,886	$749,277
SG&A	204,721	194,822	634,675	603,202
Royalties and other operating income	3,967	3,863	15,510	16,360
Operating income (loss)	$(6,240)	$14,460	$98,721	$162,435
Interest expense, net	610	1,217	1,573	4,856
Earnings (loss) before income taxes	$(6,850)	$13,243	$97,148	$157,579
Income tax expense (benefit)	(2,913)	2,461	22,070	36,806
Net earnings (loss)	$(3,937)	$10,782	$75,078	$120,773

Net earnings (loss) per share:
Basic	$(0.25)	$0.69	$4.80	$7.75
Diluted	$(0.25)	$0.68	$4.74	$7.57
Weighted average shares outstanding:
Basic	15,697	15,587	15,652	15,589
Diluted	15,697	15,787	15,825	15,947
Dividends declared per share	$0.67	$0.65	$2.01	$1.95
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Net earnings (loss)	$(3,937)	$10,782	$75,078	$120,773
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	43	(888)	(129)	(1,173)
Comprehensive income (loss)	$(3,894)	$9,894	$74,949	$119,600
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Nine Months
	Fiscal 2024	Fiscal 2023
Cash Flows From Operating Activities:
Net earnings	$75,078	$120,773
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	41,431	35,476
Amortization of intangible assets	8,865	11,003
Equity compensation expense	12,849	11,034
Gain on sale of property and equipment	—	(1,756)
Amortization and write-off of deferred financing costs	289	465
Deferred income taxes	8,377	6,448
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(10,557)	(11,651)
Inventories, net	5,146	61,598
Income tax receivable	172	(14)
Prepaid expenses and other current assets	(7,420)	(8,337)
Current liabilities	(22,655)	(54,468)
Other balance sheet changes	(8,050)	(1,173)
Cash provided by operating activities	$103,525	$169,398
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(315)	(3,320)
Purchases of property and equipment	(92,249)	(54,496)
Proceeds from the sale of property, plant and equipment	—	2,125
Other investing activities	(1,304)	(33)
Cash used in investing activities	$(93,868)	$(55,724)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(264,567)	(369,159)
Proceeds from revolving credit arrangements	293,079	316,368
Deferred financing costs paid	—	(1,661)
Repurchase of common stock	—	(20,045)
Proceeds from issuance of common stock	1,445	1,509
Repurchase of equity awards for employee tax withholding liabilities	(6,199)	(9,941)
Cash dividends paid	(32,532)	(31,487)
Other financing activities	(1,513)	—
Cash used in financing activities	$(10,287)	$(114,416)
Net change in cash and cash equivalents	$(630)	$(742)
Effect of foreign currency translation on cash and cash equivalents	53	(205)
Cash and cash equivalents at the beginning of year	7,604	8,826
Cash and cash equivalents at the end of period	$7,027	$7,879
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share amounts)
(unaudited)

	Third Quarter Fiscal 2024
	Common Stock	APIC	Retained Earnings	AOCI	Total
August 3, 2024	$15,695	$181,901	$426,867	$(2,907)	$621,556
Comprehensive loss	—	—	(3,937)	43	(3,894)
Shares issued under equity plans	6	418	—	—	424
Compensation expense for equity awards	—	4,271	—	—	4,271
Repurchase of shares	—	—	(2)	—	(2)
Dividends declared	—	—	(10,187)	—	(10,187)
November 2, 2024	$15,701	$186,590	$412,741	$(2,864)	$612,168

	Third Quarter Fiscal 2023
	Common Stock	APIC	Retained Earnings	AOCI	Total
July 29, 2023	$15,630	$170,789	$440,319	$(2,109)	$624,629
Comprehensive income	—	—	10,782	(888)	9,894
Shares issued under equity plans	5	415	—	—	420
Compensation expense for equity awards	—	3,526	—	—	3,526
Repurchase of shares	(10)	—	(1,056)	—	(1,066)
Dividends declared	—	—	(10,290)	—	(10,290)
October 28, 2023	$15,625	$174,730	$439,755	$(2,997)	$627,113

	First Nine Months Fiscal 2024
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 3, 2024	$15,629	$178,567	$369,453	$(2,735)	$560,914
Comprehensive income	—	—	75,078	(129)	74,949
Shares issued under equity plans	128	1,317	—	—	1,445
Compensation expense for equity awards	—	12,849	—	—	12,849
Repurchase of shares	(56)	(6,143)	(2)	—	(6,201)
Dividends declared	—	—	(31,788)	—	(31,788)
November 2, 2024	$15,701	$186,590	$412,741	$(2,864)	$612,168

	First Nine Months Fiscal 2023
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 28, 2023	$15,774	$172,175	$370,145	$(1,824)	$556,270
Comprehensive income	—	—	120,773	(1,173)	119,600
Shares issued under equity plans	141	1,369	—	—	1,510
Compensation expense for equity awards	—	11,034	—	—	11,034
Repurchase of shares	(290)	(9,848)	(19,856)	—	(29,994)
Dividends declared	—	—	(31,307)	—	(31,307)
October 28, 2023	$15,625	$174,730	$439,755	$(2,997)	$627,113
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
THIRD QUARTER OF FISCAL 2024
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
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, inclusion of all annual disclosures in interim periods, disclosure of the title and position of the chief operating decision maker and how the chief operating decision maker uses reported measures of segment profit and loss to assess performance and allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments require retrospective application to all prior periods presented in the financial statements. We are finalizing our assessment of the impact of adopting ASU 2023-07 and expect to have additional disclosures in our Fiscal 2024 Form 10-K.
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
In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" that expands the disclosure requirements about specific expense categories, primarily through disaggregated information on income statement line items. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. We are evaluating how the enhanced disclosure requirements of ASU 2024-03 will affect our presentation, and we will include the incremental disclosures upon the effective date.
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
The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Third Quarter		First Nine Months
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Net sales
Tommy Bahama	$161,289	$170,144	$631,985	$655,022
Lilly Pulitzer	69,829	76,290	249,939	265,089
Johnny Was	46,124	49,105	147,616	150,619
Emerging Brands	30,855	31,155	96,786	96,726
Corporate and Other	(72)	(64)	(231)	(410)
Consolidated net sales	$308,025	$326,630	$1,126,095	$1,167,046

Depreciation and amortization
Tommy Bahama	$7,188	$6,299	$21,385	$18,356
Lilly Pulitzer	4,757	4,372	14,075	11,743
Johnny Was	4,340	4,684	12,383	14,593
Emerging Brands	801	504	2,078	1,389
Corporate and Other	119	161	375	398
Consolidated depreciation and amortization	$17,205	$16,020	$50,296	$46,479

Operating income (loss)
Tommy Bahama	$445	$12,097	$84,019	$118,655
Lilly Pulitzer	4,001	6,769	36,472	49,851
Johnny Was	(4,079)	935	(5,402)	7,266
Emerging Brands	1,186	3,709	7,798	10,650
Corporate and Other	(7,793)	(9,050)	(24,166)	(23,987)
Consolidated operating income (loss)	$(6,240)	$14,460	$98,721	$162,435
Interest expense, net	610	1,217	1,573	4,856
Earnings (loss) before income taxes	$(6,850)	$13,243	$97,148	$157,579

	November 2, 2024	February 3, 2024	October 28, 2023
Assets
Tommy Bahama (1)	$621,367	$556,431	$563,564
Lilly Pulitzer (2)	192,850	194,871	192,566
Johnny Was (3)	246,672	251,429	331,131
Emerging Brands (4)	116,691	98,816	86,790
Corporate and Other (5)	45,553	(3,703)	(11,895)
Consolidated Total Assets	$1,223,133	$1,097,844	$1,162,156
(1)Increase in Tommy Bahama total assets from October 28, 2023, relates primarily to an increase in operating lease assets and property and equipment.
(2)Change in Lilly Pulitzer total assets from October 28, 2023, includes increases in operating lease assets and receivables partially offset by a decrease in property and equipment.

(3)Decrease in Johnny Was total assets from October 28, 2023, relates primarily to the impairment charges for goodwill and intangible assets recorded in the Fourth Quarter of Fiscal 2023.
(4)Increase in Emerging Brands total assets from October 28, 2023, relates primarily to an increase in operating lease assets and property and equipment.
(5)Increase in Corporate and Other total assets from October 28, 2023, relates primarily to the new distribution center project in Lyons, Georgia.
The tables below quantify net sales, for each operating group and in total (in thousands), and the percentage of net sales by distribution channel for each operating group and in total, for each period presented. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	Third Quarter Fiscal 2024
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$161,289	45%	20%	15%	20%	—%
Lilly Pulitzer	69,829	31%	55%	—%	14%	—%
Johnny Was	46,124	37%	41%	—%	22%	—%
Emerging Brands	30,855	16%	38%	—%	46%	—%
Corporate and Other	(72)	—%	—%	—%	—%	NM %
Total	$308,025	38%	33%	7%	22%	—%

	Third Quarter Fiscal 2023
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$170,144	45%	21%	13%	21%	—%
Lilly Pulitzer	76,290	31%	58%	—%	11%	—%
Johnny Was	49,105	39%	41%	—%	20%	—%
Emerging Brands	31,155	12%	41%	—%	47%	—%
Corporate and Other	(64)	—%	—%	—%	—%	NM %
Total	$326,630	37%	35%	7%	21%	—%

	First Nine Months Fiscal 2024
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$631,985	45%	24%	14%	17%	—%
Lilly Pulitzer	249,939	35%	48%	—%	17%	—%
Johnny Was	147,616	38%	42%	—%	20%	—%
Emerging Brands	96,786	17%	42%	—%	41%	—%
Corporate and Other	(231)	—%	—%	—%	—%	NM %
Total	$1,126,095	40%	33%	8%	19%	—%

	First Nine Months Fiscal 2023
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$655,022	45%	23%	13%	19%	—%
Lilly Pulitzer	265,089	34%	51%	—%	15%	—%
Johnny Was	150,619	38%	40%	—%	22%	—%
Emerging Brands	96,726	10%	42%	—%	48%	—%
Corporate and Other	(410)	—%	—%	—%	—%	NM %
Total	$1,167,046	38%	34%	7%	21%	—%

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
The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	Third Quarter		First Nine Months
	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Retail	$116,420	$121,804	$445,113	$449,546
E-commerce	101,048	113,531	373,799	391,559
Food & Beverage	23,522	22,562	87,291	84,097
Wholesale	67,107	68,716	220,122	241,857
Other	(72)	17	(230)	(13)
Net sales	$308,025	$326,630	$1,126,095	$1,167,046
An estimated sales return liability of $7 million, $13 million and $8 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively. As of November 2, 2024, February 3, 2024, and October 28, 2023, prepaid expenses and other current assets included $2 million, $4 million and $3 million, respectively, relating to the estimated value of inventory for expected direct to consumer and wholesale sales returns.
Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of November 2, 2024, February 3, 2024, and October 28, 2023, reserve balances recorded as a reduction to receivables related to these items were $3 million, $3 million and $3 million, respectively. As of November 2, 2024, February 3, 2024, and October 28, 2023, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $1 million and $1 million, respectively.
Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheet and totaled $20 million, $20 million and $18 million as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively.
4.    Leases: For the Third Quarter of Fiscal 2024, operating lease expense was $21 million and variable lease expense was $11 million, resulting in total lease expense of $32 million compared to $28 million of total lease expense in the Third Quarter of Fiscal 2023. For the First Nine Months of Fiscal 2024, operating lease expense was $61 million and variable lease expense was $35 million, resulting in total lease expense of $95 million compared to $85 million of total lease expense in the First Nine Months of Fiscal 2023.
Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Nine Months of Fiscal 2024 was $64 million, while cash paid for lease amounts included in the measurement of operating lease liabilities in the First Nine Months of Fiscal 2023 was $61 million.

As of November 2, 2024, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2024	$21,980
2025	75,603
2026	75,278
2027	60,843
2028	56,237
2029	41,977
After 2029	132,956
Total lease payments	$464,874
Less: Difference between discounted and undiscounted lease payments	88,213
Present value of lease liabilities	$376,661
5.    Shareholders’ Equity: From time to time, we repurchase our common stock mainly through open market repurchase plans. On December 10, 2024, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the Third Quarter of Fiscal 2024 and First Nine Months of Fiscal 2024, there were no repurchases of our stock pursuant to any previous authorization. During the Third Quarter of Fiscal 2023 and First Nine Months of Fiscal 2023, we repurchased 10,000 and 196,000 shares of our common stock, respectively, as part of an open market repurchase program at a cost of $1 million and $20 million, respectively.
We also repurchase shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock. During the First Nine Months of Fiscal 2024 and the First Nine Months of Fiscal 2023, we repurchased $6 million and $10 million of shares, respectively, from our employees to cover employee tax liabilities related to the vesting of shares of our common stock.
Long-Term Stock Incentive Plan and Equity Compensation Expense
In recent years, we have granted a combination of service-based restricted share awards and awards based on relative total shareholder return ("TSR") to certain select employees.
Service-Based Restricted Share Awards
The table below summarizes the service-based restricted share awards, including both restricted shares and restricted share units, activity for the First Nine Months of Fiscal 2024:

	First Nine Months of Fiscal 2024
	Number of Shares or Units	Weighted- average grant date fair value
Awards outstanding at beginning of year	158,794	$99
Awards granted	66,188	$111
Awards vested, including awards repurchased from employees for employees’ tax liability	(34,455)	$84
Awards forfeited	(1,869)	$99
Awards outstanding on November 2, 2024	188,658	$105

TSR-based Restricted Share Units
The table below summarizes the TSR-based restricted share unit activity at target for the First Nine Months of Fiscal 2024:

	First Nine Months of Fiscal 2024
	Number of Share Units	Weighted- average grant date fair value
TSR-based awards outstanding at beginning of year	192,163	$129
TSR-based awards granted	80,245	$140
TSR-based restricted shares earned and vested, including restricted share units repurchased from employees for employees’ tax liability	(52,200)	$117
TSR-based awards forfeited	(580)	$146
TSR-based awards outstanding on November 2, 2024	219,628	$136
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

The current macroenvironment, with heightened concerns about continuing inflationary trends, a global economic recession, geopolitical issues, the availability and cost of credit and elevated interest rates for prolonged periods has resulted in lower levels of consumer sentiment that has driven the consumer to become more cautious in discretionary spending despite most other economic indicators remaining positive. Other factors such as disruptions to global shipping and distribution networks from the recent attacks on commercial shipping vessels in the Red Sea have led to container shortages and changes to vessel availability resulting in shipment delays and increased freight costs. The future geopolitical landscape also remains particularly uncertain following the results of the recent elections in the United States in November 2024. Any resulting changes in international trade relations, legislation and regulations, including those related to taxation and importation, notably, the incoming administration’s intentions with respect to tariffs on Chinese produced products, or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results. These factors, when combined with heightened promotional activity in our industry, are creating a complex and challenging retail environment, which continues to impact our businesses and financial results during Fiscal 2024 and have exacerbated some of the inherent challenges to our operations and may continue to do so in the future. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses.
However, we believe our lifestyle brands have true competitive advantages, and we continue to invest in our brands’ direct to consumer initiatives and distribution capabilities while further leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long term while managing the various challenges facing our industry in the current environment. At the same time, we remain cautious in light of extrinsic factors and are proactively taking measures to reassess and realign our operating expenses to drive long-term operating margin expansion across our businesses.
Key Operating Results:
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Nine Months of Fiscal 2024 compared to the First Nine Months of Fiscal 2023:

	First Nine Months
	Fiscal 2024	Fiscal 2023
Net sales	$1,126,095	$1,167,046
Operating income	$98,721	$162,435
Net earnings	$75,078	$120,773
Net earnings per diluted share	$4.74	$7.57
Weighted average shares outstanding - diluted	15,825	15,947
Net earnings per diluted share were $4.74 in the First Nine Months of Fiscal 2024 compared to $7.57 in the First Nine Months of Fiscal 2023. The decreased net earnings were primarily due to lower operating results in each of our operating groups and at Corporate and Other. These decreases were partially offset by (1) decreased income tax expense and (2) decreased interest expense.
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

	November 2, 2024	February 3, 2024	October 28, 2023	January 28, 2023
Tommy Bahama full-price retail stores	106	102	102	103
Tommy Bahama retail-food & beverage locations	25	22	21	21
Tommy Bahama outlets	37	34	34	33
Total Tommy Bahama locations	168	158	157	157
Lilly Pulitzer full-price retail stores	61	60	61	59
Johnny Was full-price retail stores	77	72	71	65
Johnny Was outlets	3	3	2	2
Total Johnny Was locations	80	75	73	67
Southern Tide full-price retail stores	28	19	15	6
TBBC full-price retail stores	5	3	3	3
Total Oxford direct to consumer locations	342	315	309	292
RESULTS OF OPERATIONS
THIRD QUARTER OF FISCAL 2024 COMPARED TO THIRD QUARTER OF FISCAL 2023
The discussion and tables below compare our statements of operations for the Third Quarter of Fiscal 2024 to the Third Quarter of Fiscal 2023. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.
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

	Third Quarter
	Fiscal 2024		Fiscal 2023		$ Change	% Change
Net sales	$308,025	100.0%	$326,630	100.0%	$(18,605)	(5.7)%
Cost of goods sold	113,511	36.9%	121,211	37.1%	(7,700)	(6.4)%
Gross profit	$194,514	63.1%	$205,419	62.9%	$(10,905)	(5.3)%
SG&A	204,721	66.5%	194,822	59.6%	9,899	5.1%
Royalties and other operating income	3,967	1.3%	3,863	1.2%	104	2.7%
Operating income (loss)	$(6,240)	(2.0%)	$14,460	4.4%	$(20,700)	(143.2)%
Interest expense, net	610	0.2%	1,217	0.4%	(607)	(49.9)%
Earnings (loss) before income taxes	$(6,850)	(2.2%)	$13,243	4.1%	$(20,093)	(151.7)%
Income tax expense (benefit)	(2,913)	(0.9%)	2,461	0.8%	(5,374)	(218.4)%
Net earnings (loss)	$(3,937)	(1.3%)	$10,782	3.3%	$(14,719)	(136.5)%
Net earnings (loss) per diluted share	$(0.25)		$0.68		$(0.93)	(136.7)%
Weighted average shares outstanding - diluted	15,697		15,787		(90)	(0.6)%
Net Sales

	Third Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$161,289	$170,144	$(8,855)	(5.2)%
Lilly Pulitzer	69,829	76,290	(6,461)	(8.5)%
Johnny Was	46,124	49,105	(2,981)	(6.1)%
Emerging Brands	30,855	31,155	(300)	(1.0)%
Corporate and Other	(72)	(64)	(8)	NM %
Consolidated net sales	$308,025	$326,630	$(18,605)	(5.7)%
Consolidated net sales were $308 million in the Third Quarter of Fiscal 2024 compared to net sales of $327 million in the Third Quarter of Fiscal 2023. Net sales decreased in all operating groups in the Third Quarter of Fiscal 2024 compared to the Third Quarter of Fiscal 2023.
The changes in net sales by distribution channel consisted of the following:
•a decrease in e-commerce sales of $13 million, or 11%, including (1) a $6 million decrease in Lilly Pulitzer, (2) a $4 million decrease in Tommy Bahama, (3) a $1 million decrease in Johnny Was and (4) a $1 million decrease in Emerging Brands;
•a decrease in full-price retail sales of $6 million, or 6%, including (1) a $3 million decrease in Tommy Bahama, (2) a $2 million decrease in Lilly Pulitzer and (3) a $2 million decrease in Johnny Was. These decreases were partially offset by a $1 million increase in Emerging Brands;
•a decrease in wholesale sales of $2 million, or 2%, including a $3 million decrease in Tommy Bahama. This decrease was partially offset by a $2 million increase in Lilly Pulitzer;
•outlet sales in the Third Quarter of Fiscal 2024 were comparable to the Third Quarter of Fiscal 2023; and
•an increase in food & beverage sales of $1 million, or 4%.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	Third Quarter
	Fiscal 2024	Fiscal 2023
Retail	38%	37%
E-commerce	33%	35%
Food & beverage	7%	7%
Wholesale	22%	21%
Total	100%	100%
Tommy Bahama:
Tommy Bahama net sales decreased $9 million, or 5%, in the Third Quarter of Fiscal 2024, with a decrease in (1) e-commerce sales of $4 million, or 12%, (2) full-price retail sales of $3 million, or 5%, and (3) wholesale sales of $3 million, or 8%. These decreases were partially offset by an increase in (1) food & beverage sales of $1 million, or 4%, and (2) outlet sales of $1 million, or 6%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Third Quarter
	Fiscal 2024	Fiscal 2023
Retail	45%	45%
E-commerce	20%	21%
Food & beverage	15%	13%
Wholesale	20%	21%
Total	100%	100%
Lilly Pulitzer:
Lilly Pulitzer net sales decreased $6 million, or 8%, in the Third Quarter of Fiscal 2024, with a decrease in (1) e-commerce sales of $6 million, or 13%, and (2) retail sales of $2 million, or 9%. These decreases were partially offset by an increase in wholesale sales of $2 million, or 18%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Third Quarter
	Fiscal 2024	Fiscal 2023
Retail	31%	31%
E-commerce	55%	58%
Wholesale	14%	11%
Total	100%	100%

Johnny Was:
Johnny Was net sales decreased $3 million, or 6%, in the Third Quarter of Fiscal 2024, with a decrease in (1) retail sales of $2 million, or 11%, and (2) e-commerce sales of $1 million, or 6%. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	Third Quarter
	Fiscal 2024	Fiscal 2023
Retail	37%	39%
E-commerce	41%	41%
Wholesale	22%	20%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales in the Third Quarter of Fiscal 2024 were comparable to the Third Quarter of Fiscal 2023. Decreases included decreased sales in Southern Tide and TBBC primarily from lower off-price wholesale sales and lower promotional e-commerce sales. Off-price wholesale sales and promotional e-commerce sales were higher in the Third Quarter of Fiscal 2023 to liquidate previously marked down inventory. These decreases were partially offset by (1) sales in Jack Rogers, which was acquired in the Fourth Quarter of Fiscal 2023 and (2) increased sales in Duck Head. By distribution channel, retail sales increased $1 million, or 30%, as we opened new retail locations. This increase was offset by a decrease in e-commerce sales of $1 million, or 8%. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	Third Quarter
	Fiscal 2024	Fiscal 2023
Retail	16%	12%
E-commerce	38%	41%
Wholesale	46%	47%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating groups.

Gross Profit
The tables below present gross profit by operating group and in total for the Third Quarter of Fiscal 2024 and the Third Quarter of Fiscal 2023, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Third Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$102,824	$111,194	$(8,370)	(7.5)%
Lilly Pulitzer	43,683	47,094	(3,411)	(7.2)%
Johnny Was	30,131	33,775	(3,644)	(10.8)%
Emerging Brands	17,614	16,799	815	4.9%
Corporate and Other	262	(3,443)	3,705	NM %
Consolidated gross profit	$194,514	$205,419	$(10,905)	(5.3)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(422)	$3,529

	Third Quarter
	Fiscal 2024	Fiscal 2023
Tommy Bahama	63.8%	65.4%
Lilly Pulitzer	62.6%	61.7%
Johnny Was	65.3%	68.8%
Emerging Brands	57.1%	53.9%
Corporate and Other	NM%	NM%
Consolidated gross margin	63.1%	62.9%
The decreased gross profit of 5% was primarily due to the 6% decrease in net sales partially offset by the increase in consolidated gross margin. The increased gross margin included (1) a $4 million lower LIFO accounting charge in the Third Quarter of Fiscal 2024 compared to the Third Quarter of Fiscal 2023 and (2) lower discounts on retail and e-commerce sales at Lilly Pulitzer. These increases were partially offset by (1) full-price retail and e-commerce sales representing a lower proportion of net sales at Tommy Bahama, Lilly Pulitzer and Johnny Was with more sales occurring during promotional and clearance events and (2) a change in sales mix with off-price wholesale sales representing a higher proportion of wholesale sales.
Tommy Bahama:
The lower gross margin for Tommy Bahama was primarily due to (1) full-price retail and e-commerce sales representing a lower proportion of net sales with more sales occurring during promotional and clearance events, including the semi-annual Friends & Family event, (2) a change in sales mix with off-price wholesale sales representing a higher proportion of wholesale sales and (3) higher freight expenses.
Lilly Pulitzer:
The higher gross margin for Lilly Pulitzer was primarily due to lower discounts on retail and e-commerce sales. This increase was partially offset by (1) full-price retail and e-commerce sales representing a lower proportion of net sales with more sales occurring during promotional and clearance events, including e-commerce flash clearance events and (2) a change in sales mix with off-price wholesale sales representing a higher proportion of wholesale sales.

Johnny Was:
The lower gross margin for Johnny Was was primarily due to (1) full-price retail and e-commerce sales representing a lower proportion of net sales with more sales occurring during promotional and clearance events and (2) a change in sales mix with sales to department stores and off-price wholesale customers that result in lower gross margins representing a higher proportion of wholesale sales than specialty store customers that generate higher gross margins.
Emerging Brands:
The higher gross margin for Emerging Brands was primarily due to (1) improved inventory levels resulting in lower off-price wholesale sales and lower promotional e-commerce sales and (2) a change in sales mix with retail sales representing a larger proportion of net sales.
Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments that resulted in a $4 million lower charge in the Third Quarter of Fiscal 2024 compared to the Third Quarter of Fiscal 2023. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.
SG&A

	Third Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
SG&A	204,721	194,822	$9,899	5.1%
SG&A (as a % of net sales)	66.5%	59.6%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$2,718	$3,463
Johnny Was Distribution Center relocation costs	$698	$—
SG&A was $205 million in the Third Quarter of Fiscal 2024 compared to $195 million in the Third Quarter of Fiscal 2023, with approximately $7 million, or 75%, of the increase due to the increase in brick and mortar retail locations. The 5% increase in total SG&A in the Third Quarter of Fiscal 2024 included the following, each of which includes the SG&A of the new brick and mortar locations: (1) a $3 million increase in occupancy expense, (2) a $2 million increase in software subscription and consulting expense, (3) a $2 million increase in depreciation expense, (4) a $1 million increase in advertising expenses and (5) $1 million in expenses related to the relocation of Johnny Was distribution center operations from Los Angeles, California to our existing Lyons, Georgia distribution center. These increases were partially offset by a $1 million decrease in amortization of intangible assets.

Royalties and other operating income

	Third Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Royalties and other operating income	3,967	3,863	$104	2.7%
Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. Royalties and other operating income in the Third Quarter of Fiscal 2024 were comparable to the Third Quarter of Fiscal 2023.

Operating income (loss)

	Third Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$445	$12,097	$(11,652)	(96.3)%
Lilly Pulitzer	4,001	6,769	(2,768)	(40.9)%
Johnny Was	(4,079)	935	(5,014)	(536.3)%
Emerging Brands	1,186	3,709	(2,523)	(68.0)%
Corporate and Other	(7,793)	(9,050)	1,257	NM%
Consolidated operating income (loss)	$(6,240)	$14,460	$(20,700)	(143.2)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(422)	$3,529
Amortization of Johnny Was intangible assets	$2,718	$3,463
Johnny Was Distribution Center relocation costs	$698	$—
Operating loss was $6 million in the Third Quarter of Fiscal 2024 compared to operating income of $14 million in the Third Quarter of Fiscal 2023. The decreased operating results included lower operating results in each of our operating groups partially offset by a lower operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.
Tommy Bahama:

	Third Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$161,289	$170,144	$(8,855)	(5.2)%
Gross profit	$102,824	$111,194	$(8,370)	(7.5)%
Gross margin	63.8%	65.4%
Operating income	$445	$12,097	$(11,652)	(96.3)%
Operating income as % of net sales	0.3%	7.1%
The decreased operating income for Tommy Bahama was due to (1) decreased net sales, (2) increased SG&A and (3) lower gross margin. The increased SG&A was primarily due to (1) higher SG&A associated with new retail store and Marlin Bar locations with retail and food & beverage operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense, (2) increased software subscription and consulting expenses and (3) increased advertising expenses. These increases were offset by decreased incentive compensation.
Lilly Pulitzer:

	Third Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$69,829	$76,290	$(6,461)	(8.5)%
Gross profit	$43,683	$47,094	$(3,411)	(7.2)%
Gross margin	62.6%	61.7%
Operating income	$4,001	$6,769	$(2,768)	(40.9)%
Operating income as % of net sales	5.7%	8.9%
The decreased operating income for Lilly Pulitzer was primarily due to decreased net sales. This decrease was partially offset by (1) higher gross margin and (2) decreased SG&A. The decreased SG&A was primarily due to (1) decreased employment costs and (2) decreased advertising expenses. These decreases were partially offset by an increase in occupancy costs.

Johnny Was:

	Third Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$46,124	$49,105	$(2,981)	(6.1)%
Gross profit	$30,131	$33,775	$(3,644)	(10.8)%
Gross margin	65.3%	68.8%
Operating income (loss)	$(4,079)	$935	$(5,014)	(536.3)%
Operating income (loss) as % of net sales	(8.8%)	1.9%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$2,718	$3,463
Johnny Was Distribution Center relocation costs	$698	$—
The decreased operating results for Johnny Was was due to (1) decreased net sales, (2) increased SG&A and (3) lower gross margin. The increased SG&A was primarily due to (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense, and (2) expenses related to the relocation of Johnny Was distribution center operations from Los Angeles, California to Lyons, Georgia including employee transitional arrangements and occupancy expenses related to the vacated distribution centers. These increases were partially offset by decreased amortization of acquired intangible assets.
Emerging Brands:

	Third Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$30,855	$31,155	$(300)	(1.0)%
Gross profit	$17,614	$16,799	$815	4.9%
Gross margin	57.1%	53.9%
Operating income	$1,186	$3,709	$(2,523)	(68.0)%
Operating income as % of net sales	3.8%	11.9%
The decreased operating income for Emerging Brands was primarily due to increased SG&A. This decrease was partially offset by higher gross margin. The increased SG&A included (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense, and (2) the addition of Jack Rogers.
Corporate and Other:

	Third Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$(72)	$(64)	$(8)	NM%
Gross profit	$262	$(3,443)	$3,705	NM%
Operating loss	$(7,793)	$(9,050)	$1,257	NM%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$(422)	$3,529
The improved operating results in Corporate and Other were primarily a result of a lower net LIFO accounting charge in the Third Quarter of Fiscal 2024. This increase was partially offset by (1) increased employment costs and (2) increased software subscription and consulting expenses.

Interest expense, net

	Third Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Interest expense, net	610	1,217	$(607)	(49.9)%
The decreased interest expense in the Third Quarter of Fiscal 2024 was primarily due to a lower average outstanding debt balance during the Third Quarter of Fiscal 2024 than the Third Quarter of Fiscal 2023.
Income tax

	Third Quarter
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Income tax expense (benefit)	(2,913)	2,461	$(5,374)	(218.4)%
Effective tax rate	42.5%	18.6%
Due to lower earnings during the third quarter as compared to our other fiscal quarters, certain discrete or other items recognized in the third quarter may have a more pronounced impact and result in the effective tax rate of the third quarter not being indicative of the effective tax rate for the full fiscal year. Our effective income tax rate of 42.5% for the Third Quarter of Fiscal 2024 included the impact of discrete, favorable US federal return-to-provision adjustments primarily related to an increase in the research and development tax credit and certain adjustments to the U.S. taxation on foreign earnings. For the Third Quarter of Fiscal 2023, our effective income tax rate of 18.6% included the favorable utilization of the research and development tax credit and adjustments to the US taxation on foreign earnings which reduced the effective tax rate.
Net earnings

	Third Quarter
	Fiscal 2024	Fiscal 2023
Net sales	$308,025	$326,630
Operating income (loss)	$(6,240)	$14,460
Net earnings (loss)	$(3,937)	$10,782
Net earnings (loss) per diluted share	$(0.25)	$0.68
Weighted average shares outstanding - diluted	15,697	15,787
Net loss per diluted share was $0.25 in the Third Quarter of Fiscal 2024 compared to net earnings per share of $0.68 in the Third Quarter of Fiscal 2023 reflecting (1) decreased net sales and (2) increased SG&A. These decreases were partially offset by (1) decreased income tax expense, (2) decreased interest expense and (3) higher gross margin.
RESULTS OF OPERATIONS
FIRST NINE MONTHS OF FISCAL 2024 COMPARED TO FIRST NINE MONTHS OF FISCAL 2023
The discussion and tables below compare our statements of operations for the First Nine Months of Fiscal 2024 and the First Nine Months of Fiscal 2023. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.
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

	First Nine Months
	Fiscal 2024		Fiscal 2023		$ Change	% Change
Net sales	$1,126,095	100.0%	$1,167,046	100.0%	$(40,951)	(3.5)%
Cost of goods sold	408,209	36.2%	417,769	35.8%	(9,560)	(2.3)%
Gross profit	$717,886	63.8%	$749,277	64.2%	$(31,391)	(4.2)%
SG&A	634,675	56.4%	603,202	51.7%	31,473	5.2%
Royalties and other operating income	15,510	1.4%	16,360	1.4%	(850)	(5.2)%
Operating income	$98,721	8.8%	$162,435	13.9%	$(63,714)	(39.2)%
Interest expense, net	1,573	0.1%	4,856	0.4%	(3,283)	(67.6)%
Earnings before income taxes	$97,148	8.6%	$157,579	13.5%	$(60,431)	(38.3)%
Income tax expense	22,070	2.0%	36,806	3.2%	(14,736)	(40.0)%
Net earnings	$75,078	6.7%	$120,773	10.3%	$(45,695)	(37.8)%
Net earnings per diluted share	$4.74		$7.57		$(2.83)	(37.4)%
Weighted average shares outstanding - diluted	15,825		15,947		(122)	(0.8)%
Net Sales

	First Nine Months
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$631,985	$655,022	$(23,037)	(3.5)%
Lilly Pulitzer	249,939	265,089	(15,150)	(5.7)%
Johnny Was	147,616	150,619	(3,003)	(2.0)%
Emerging Brands	96,786	96,726	60	0.1%
Corporate and Other	(231)	(410)	179	NM %
Consolidated net sales	$1,126,095	$1,167,046	$(40,951)	(3.5)%
Consolidated net sales were $1,126 million in the First Nine Months of Fiscal 2024 compared to net sales of $1,167 million in the First Nine Months of Fiscal 2023. Net sales decreased in Tommy Bahama, Lilly Pulitzer, and Johnny Was in the First Nine Months of Fiscal 2024 compared to the First Nine Months of Fiscal 2023.
The changes in net sales by distribution channel consisted of the following:
•a decrease in wholesale sales of $22 million, or 9%, including (1) a $14 million decrease in Tommy Bahama, (2) a $7 million decrease in Emerging Brands and (3) a $4 million decrease in Johnny Was. These decreases were partially offset by a $3 million increase in Lilly Pulitzer;
•a decrease in e-commerce sales of $18 million, or 5%, including (1) a $17 million decrease in Lilly Pulitzer and (2) a $3 million decrease in Tommy Bahama. These decreases were partially offset by (1) a $1 million increase in Johnny Was and (2) a $1 million increase in Emerging Brands;
•a decrease in full-price retail sales of $7 million, or 2%, including (1) a $12 million decrease in Tommy Bahama and (2) a $1 million decrease in Lilly Pulitzer. These decreases were partially offset by a $6 million increase in Emerging Brands;
•an increase in food & beverage sales of $3 million, or 4%; and
•an increase in outlet sales of $2 million, or 4%.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Nine Months
	Fiscal 2024	Fiscal 2023
Retail	40%	38%
E-commerce	33%	34%
Food & beverage	8%	7%
Wholesale	19%	21%
Total	100%	100%
Tommy Bahama:
Tommy Bahama net sales decreased $23 million, or 4%, in the First Nine Months of Fiscal 2024, with a decrease in (1) wholesale sales of $14 million, or 11%, driven primarily by decreases in sales to off-price, department store, and specialty store wholesale customers, (2) full-price retail sales of $12 million, or 5%, and (3) e-commerce sales of $3 million, or 2%. These decreases were partially offset by an increase in (1) food & beverage sales of $3 million, or 4%, and (2) outlet sales of $3 million, or 5%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Nine Months
	Fiscal 2024	Fiscal 2023
Retail	45%	45%
E-commerce	24%	23%
Food & beverage	14%	13%
Wholesale	17%	19%
Total	100%	100%
Lilly Pulitzer:
Lilly Pulitzer net sales decreased $15 million, or 6%, in the First Nine Months of Fiscal 2024, with a decrease in (1) e-commerce sales of $17 million, or 12%, and (2) retail sales of $1 million, or 1%. These decreases were partially offset by an increase in wholesale sales of $3 million, or 7%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Nine Months
	Fiscal 2024	Fiscal 2023
Retail	35%	34%
E-commerce	48%	51%
Wholesale	17%	15%
Total	100%	100%

Johnny Was:
Johnny Was net sales decreased $3 million, or 2%, in the First Nine Months of Fiscal 2024, with a decrease in wholesale sales of $4 million, or 11%. This decrease was partially offset by an increase in e-commerce sales of $1 million, or 1%. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	First Nine Months
	Fiscal 2024	Fiscal 2023
Retail	38%	38%
E-commerce	42%	40%
Wholesale	20%	22%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales in the First Nine Months of Fiscal 2024 were comparable to the First Nine Months of Fiscal 2023. Increases included (1) sales in Jack Rogers, which was acquired in the Fourth Quarter of Fiscal 2023 and (2) increased sales in Duck Head. These increases were offset by lower off-price wholesale sales and lower promotional e-commerce sales at Southern Tide and TBBC. Off-price wholesale sales and promotional e-commerce sales were higher in the First Nine Months of Fiscal 2023 to liquidate previously marked down inventory. By distribution channel, increases included (1) $6 million, or 63%, in retail sales as we opened new retail locations and (2) $1 million, or 3%, in e-commerce sales. These increases were offset by a decrease in wholesale sales of $7 million, or 16%. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Nine Months
	Fiscal 2024	Fiscal 2023
Retail	17%	10%
E-commerce	42%	42%
Wholesale	41%	48%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating groups.
Gross Profit
The tables below present gross profit by operating group and in total for the First Nine Months of Fiscal 2024 and the First Nine Months of Fiscal 2023, as well as the dollar change and percentage change between those two periods, and gross margin by operating group and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Nine Months
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$401,827	$424,730	$(22,903)	(5.4)%
Lilly Pulitzer	165,102	178,489	(13,387)	(7.5)%
Johnny Was	96,808	103,285	(6,477)	(6.3)%
Emerging Brands	56,872	48,224	8,648	17.9%
Corporate and Other	(2,723)	(5,451)	2,728	NM %
Consolidated gross profit	$717,886	$749,277	$(31,391)	(4.2)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,444	$6,287

	First Nine Months
	Fiscal 2024	Fiscal 2023
Tommy Bahama	63.6%	64.8%
Lilly Pulitzer	66.1%	67.3%
Johnny Was	65.6%	68.6%
Emerging Brands	58.8%	49.9%
Corporate and Other	NM%	NM%
Consolidated gross margin	63.8%	64.2%
The decreased gross profit of 4% was primarily due to (1) the 4% decrease in net sales and (2) decreased consolidated gross margin. The decreased gross margin was primarily due to full-price retail and e-commerce sales representing a lower proportion of net sales at Tommy Bahama, Lilly Pulitzer and Johnny Was with more sales occurring during promotional and clearance events. This decrease was partially offset by (1) a $4 million lower LIFO accounting charge in the First Nine Months of Fiscal 2024 compared to the First Nine Months of Fiscal 2023, (2) higher gross margin in Emerging Brands driven by decreased promotional and off-price sales resulting from improved inventory levels and (3) a change in sales mix with wholesale sales representing a lower proportion of net sales.
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
Lilly Pulitzer:
The lower gross margin for Lilly Pulitzer was primarily due to (1) full-price retail and e-commerce sales representing a lower proportion of net sales with more sales occurring during promotional and clearance events, including the e-commerce flash clearance events, (2) a change in sales mix with off-price wholesale sales representing a higher proportion of wholesale sales and (3) higher loyalty reward discounts driven by increased participation in Lilly Pulitzer’s loyalty program.
Johnny Was:
The lower gross margin for Johnny Was was primarily due to (1) full-price retail and e-commerce sales representing a lower proportion of net sales with more sales occurring during promotional and clearance events, including events to reduce inventory levels during the transition period associated with the movement of Johnny Was' distribution center operations from Los Angeles, California to Lyons, Georgia and (2) a change in sales mix with sales to department stores and off-price wholesale customers that result in lower gross margins representing a higher proportion of wholesale sales than specialty store customers that generate higher gross margins. These decreases were partially offset by a change in sales mix with wholesale sales representing a lower proportion of net sales.
Emerging Brands:
The higher gross margin for Emerging Brands was primarily due to (1) improved inventory levels resulting in lower off-price wholesale sales and lower promotional e-commerce sales and (2) a change in sales mix with retail sales representing a larger proportion of net sales.
Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments that resulted in a $4 million lower charge in the First Nine Months of Fiscal 2024 compared to the First Nine Months of Fiscal 2023. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating group in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating group in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.
SG&A

	First Nine Months
	Fiscal 2024	Fiscal 2023	$ Change	% Change
SG&A	634,675	603,202	$31,473	5.2%
SG&A (as a % of net sales)	56.4%	51.7%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$8,154	$10,389
Johnny Was Distribution Center relocation costs	$1,610	$—
SG&A was $635 million in the First Nine Months of Fiscal 2024 compared to $603 million in the First Nine Months of Fiscal 2023, with approximately $17 million, or 53%, of the increase due to the increase in brick and mortar retail locations. The 5% increase in total SG&A in the First Nine Months of Fiscal 2024 included the following, each of which includes the SG&A of the new brick and mortar locations: (1) an $8 million increase in occupancy expense, (2) increased employment costs of $7 million, primarily due to increased head count, pay rate increases and other employment cost increases, including in our direct to consumer and distribution center operations, partially offset by lower incentive compensation amounts, (3) a $7 million increase in depreciation expense, (4) a $5 million increase in software subscription and consulting expense, (5) a $4 million increase in advertising expense and (6) $2 million in expenses related to the relocation of Johnny Was distribution center operations from Los Angeles, California to Lyons, Georgia. These increases were partially offset by a $2 million decrease in amortization of intangible assets.
Royalties and other operating income

	First Nine Months
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Royalties and other operating income	15,510	16,360	$(850)	(5.2)%
Notable items included in amounts above:
Gain on sale of Merida manufacturing facility	$—	$(1,756)
Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The decreased royalties and other operating income was primarily due to the absence of a $2 million gain recorded in the First Nine Months of Fiscal 2023 on the sale of the Merida manufacturing facility in Mexico previously operated by our Lanier Apparel operating group, which we exited in Fiscal 2021.

Operating income (loss)

	First Nine Months
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$84,019	$118,655	$(34,636)	(29.2)%
Lilly Pulitzer	36,472	49,851	(13,379)	(26.8)%
Johnny Was	(5,402)	7,266	(12,668)	(174.3)%
Emerging Brands	7,798	10,650	(2,852)	(26.8)%
Corporate and Other	(24,166)	(23,987)	(179)	NM%
Consolidated operating income	$98,721	$162,435	$(63,714)	(39.2)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,444	$6,287
Amortization of Johnny Was intangible assets	$8,154	$10,389
Gain on sale of Merida manufacturing facility	$—	$(1,756)
Johnny Was Distribution Center relocation costs	$1,610	$—
Operating income was $99 million in the First Nine Months of Fiscal 2024 compared to $162 million in the First Nine Months of Fiscal 2023. The decreased operating results included (1) lower operating results in each of our operating groups and (2) a higher operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.
Tommy Bahama:

	First Nine Months
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$631,985	$655,022	$(23,037)	(3.5)%
Gross profit	$401,827	$424,730	$(22,903)	(5.4)%
Gross margin	63.6%	64.8%
Operating income	$84,019	$118,655	$(34,636)	(29.2)%
Operating income as % of net sales	13.3%	18.1%
The decreased operating income for Tommy Bahama was due to (1) decreased net sales, (2) increased SG&A and (3) lower gross margin. The increased SG&A was primarily due to (1) higher SG&A associated with new retail stores and Marlin Bar locations with retail and food & beverage operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense, (2) increased software subscription and consulting expenses and (3) increased advertising expenses. These increases were offset by decreased incentive compensation.
Lilly Pulitzer:

	First Nine Months
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$249,939	$265,089	$(15,150)	(5.7)%
Gross profit	$165,102	$178,489	$(13,387)	(7.5)%
Gross margin	66.1%	67.3%
Operating income	$36,472	$49,851	$(13,379)	(26.8)%
Operating income as % of net sales	14.6%	18.8%
The decreased operating income for Lilly Pulitzer was due to (1) decreased net sales and (2) lower gross margin. SG&A in the First Nine Months of Fiscal 2024 was comparable to the First Nine Months of Fiscal 2023. Increases included (1) increased depreciation expense and (2) increased occupancy costs. These increases were offset by (1) decreased advertising expenses and (2) decreased employment costs.

Johnny Was:

	First Nine Months
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$147,616	$150,619	$(3,003)	(2.0)%
Gross profit	$96,808	$103,285	$(6,477)	(6.3)%
Gross margin	65.6%	68.6%
Operating income (loss)	$(5,402)	$7,266	$(12,668)	(174.3)%
Operating income (loss) as % of net sales	(3.7%)	4.8%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$8,154	$10,389
Johnny Was Distribution Center relocation costs	$1,610	$—
The decreased operating results for Johnny Was was due to (1) decreased net sales, (2) increased SG&A and (3) lower gross margin. The increased SG&A was primarily due to (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense, (2) expenses related to the relocation of Johnny Was distribution center operations from Los Angeles, California to Lyons, Georgia including systems integrations, employee transitional arrangements, moving costs and occupancy expenses related to the vacated distribution centers, (3) higher advertising expenses and (4) higher software subscription and consulting expenses. These increases were partially offset by decreased amortization of acquired intangible assets.
Emerging Brands:

	First Nine Months
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$96,786	$96,726	$60	0.1%
Gross profit	$56,872	$48,224	$8,648	17.9%
Gross margin	58.8%	49.9%
Operating income	$7,798	$10,650	$(2,852)	(26.8)%
Operating income as % of net sales	8.1%	11.0%
The decreased operating income for Emerging Brands was primarily due to increased SG&A. This decrease was partially offset by higher gross margin. The increased SG&A included (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense and (2) the addition of Jack Rogers.
Corporate and Other:

	First Nine Months
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$(231)	$(410)	$179	NM%
Gross profit	$(2,723)	$(5,451)	$2,728	NM%
Operating loss	$(24,166)	$(23,987)	$(179)	NM%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,444	$6,287
Gain on sale of Merida manufacturing facility	$—	$(1,756)
The comparable operating results in Corporate and Other was primarily due to (1) increased employment costs, (2) the absence of a $2 million gain on the sale of the Merida manufacturing facility in Mexico that was recognized in the First Nine Months of Fiscal 2023 and (3) increased software subscription and consulting expenses. These decreases were offset by a lower net LIFO accounting charge in the First Nine Months of Fiscal 2023.

Interest expense, net

	First Nine Months
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Interest expense, net	1,573	4,856	$(3,283)	(67.6)%
The decreased interest expense in the First Nine Months of Fiscal 2024 was primarily due to a lower average outstanding debt balance during the First Nine Months of Fiscal 2024 than the First Nine Months of Fiscal 2023.
Income tax

	First Nine Months
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Income tax expense	22,070	36,806	$(14,736)	(40.0)%
Effective tax rate	22.7%	23.4%
For the First Nine Months of Fiscal 2024 and the First Nine Months of Fiscal 2023 our effective income tax rate was 22.7% and 23.4%, respectively, both of which are lower than a more typical annual effective tax rate of approximately 25%. The First Nine Months of Fiscal 2024 and the First Nine Months of Fiscal 2023 both benefited from net discrete benefits for stock-based compensation, increases in the research and development tax credit and adjustments to the U.S. taxation on foreign earnings resulting in a reduction in the effective tax rate.
Net earnings

	First Nine Months
	Fiscal 2024	Fiscal 2023
Net sales	$1,126,095	$1,167,046
Operating income	$98,721	$162,435
Net earnings	$75,078	$120,773
Net earnings per diluted share	$4.74	$7.57
Weighted average shares outstanding - diluted	15,825	15,947
Net earnings per diluted share were $4.74 in the First Nine Months of Fiscal 2024 compared to $7.57 in the First Nine Months of Fiscal 2023 reflecting (1) decreased net sales, (2) increased SG&A, (3) decreased gross margin and (4) decreased royalties and other operating income. These decreases were partially offset by (1) decreased income tax expense, which included a lower effective tax rate, and (2) decreased interest expense.
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
Working Capital

($ in thousands)	November 2, 2024	February 3, 2024	October 28, 2023	January 28, 2023
Total current assets	$307,103	$293,115	$291,379	$330,463
Total current liabilities	$216,587	$240,644	$212,512	$269,639
Working capital	$90,516	$52,471	$78,867	$60,824
Working capital ratio	1.42	1.22	1.37	1.23
Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of November 2, 2024, increased from October 28, 2023, primarily due to an increase in receivables of $16 million. Current liabilities as of November 2, 2024 increased from October 28, 2023 with an increase in accounts payable of $9 million. This increase was partially offset by a decrease in (1) income taxes payable of $2 million and (2) accrued incentive compensation of $2 million.
Balance Sheet
The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of November 2, 2024 as compared to October 28, 2023.
Current Assets:

	November 2, 2024	February 3, 2024	October 28, 2023	January 28, 2023
Cash and cash equivalents	$7,027	$7,604	$7,879	$8,826
Receivables, net	75,991	63,362	60,101	43,986
Inventories, net	154,263	159,565	157,524	220,138
Income tax receivable	19,377	19,549	19,454	19,440
Prepaid expenses and other current assets	50,445	43,035	46,421	38,073
Total current assets	$307,103	$293,115	$291,379	$330,463
Cash and cash equivalents were $7 million as of November 2, 2024, compared to $8 million as of October 28, 2023.
The increased receivables, net as of November 2, 2024, was primarily due to (1) increased trade receivables resulting from the timing of sales and cash receipts and (2) increased tenant improvement allowance receivables due from landlords resulting from our increased store openings during Fiscal 2024.
Inventories, net, included a $84 million and $79 million LIFO reserve as of November 2, 2024, and October 28, 2023, respectively. Inventories were comparable in all operating groups. We believe that inventory levels in all operating groups are appropriate to support anticipated sales plans.
The increase in prepaid expenses and other current assets as of November 2, 2024, was primarily due to increases in prepaid software costs. This increase was partially offset by a decrease in prepaid income taxes.

Non-current Assets:

	November 2, 2024	February 3, 2024	October 28, 2023	January 28, 2023
Property and equipment, net	$244,987	$195,137	$188,686	$177,584
Intangible assets, net	253,237	262,101	273,444	283,845
Goodwill	27,416	27,190	124,230	120,498
Operating lease assets	327,896	263,934	246,399	240,690
Other assets, net	46,725	32,188	34,864	32,209
Deferred income taxes	15,769	24,179	3,154	3,376
Total non-current assets	$916,030	$804,729	$870,777	$858,202
Property and equipment, net as of November 2, 2024, increased as capital expenditures primarily relating to the new distribution center in Lyons Georgia and the opening of new retail stores across our portfolio exceeded depreciation during the 12 months ended November 2, 2024.
The decrease in goodwill and intangible assets, net as of November 2, 2024, was primarily due to the $99 million and $12 million of impairment charges for goodwill and intangible assets, net, respectively, recorded in Johnny Was during the Fourth Quarter of Fiscal 2023 as disclosed in Note 5 of our Fiscal 2023 Form 10-K. Intangible assets, net as of November 2, 2024, further decreased due to the amortization of intangible assets acquired in the acquisition of Johnny Was. The decrease in goodwill resulting from the Johnny Was impairment charge was partially offset by (1) the acquisition of Jack Rogers in the Fourth Quarter of Fiscal 2023 and (2) the acquisition of three former Southern Tide signature stores in the Fourth Quarter of Fiscal 2023.
Operating lease assets as of November 2, 2024, increased primarily due to the addition of new leased locations, and the extension of existing leased locations, exceeding the recognition of amortization related to existing operating leases and the termination or reduced term of certain operating leases.
The increase in other assets, net as of November 2, 2024, was primarily due to (1) an increase in capitalizable implementation costs associated with cloud computing arrangements and (2) an increase in the fair value of life insurance policies associated with our deferred compensation plans.
Deferred income taxes increased as of November 2, 2024, due primarily to the impairment of the Johnny Was goodwill and intangible asset balances in the Fourth Quarter of Fiscal 2023 that resulted in a change from a net deferred income tax liability position to a net deferred income tax asset position.
Liabilities:

	November 2, 2024	February 3, 2024	October 28, 2023	January 28, 2023
Total current liabilities	$216,587	$240,644	$212,512	$269,639
Long-term debt	57,816	29,304	66,219	119,011
Non-current portion of operating lease liabilities	310,391	243,703	226,238	220,709
Other non-current liabilities	26,171	23,279	20,675	20,055
Deferred income taxes	—	—	9,399	2,981
Total liabilities	$610,965	$536,930	$535,043	$632,395
Current liabilities increased as of November 2, 2024, due to increased accounts payable driven by the timing of payments. This increase was offset by decreases in incomes taxes payable and accrued incentive compensation driven primarily by lower earnings.
The decrease in long-term debt as of November 2, 2024 was the result of (1) cash flow from operations exceeding increased capital expenditures primarily associated with the project to build a new distribution center in Lyons, Georgia, (2) payments of dividends (3) and working capital requirements.

The non-current portion of operating lease liabilities increased as of November 2, 2024, due to the addition of new leased locations, and the extension of existing leased locations, exceeding the payments related to existing operating leases and the termination or reduced term of certain operating leases.
Other non-current liabilities increased as of November 2, 2024, due to a market driven increase in deferred compensation related liabilities.
Deferred income taxes decreased as of November 2, 2024, due primarily to the impairment of the Johnny Was goodwill and intangible asset balances that resulted in a change from a net deferred income tax liability position to a net deferred income tax asset position.
Statement of Cash Flows
The following table sets forth the net cash flows for the First Nine Months of Fiscal 2024 and the First Nine Months of Fiscal 2023 (in thousands):

	First Nine Months
	Fiscal 2024	Fiscal 2023
Cash provided by operating activities	$103,525	$169,398
Cash used in investing activities	(93,868)	(55,724)
Cash used in financing activities	(10,287)	(114,416)
Net change in cash and cash equivalents	$(630)	$(742)
Changes in cash flows in the First Nine Months of Fiscal 2024 and the First Nine Months of Fiscal 2023 related to operating activities, investing activities and financing activities are discussed below.
Operating Activities:
In the First Nine Months of Fiscal 2024 and the First Nine Months of Fiscal 2023, operating activities provided $104 million and $169 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization of intangible assets, equity-based compensation, gain on sale of assets, and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities.
In the First Nine Months of Fiscal 2024, the net change in operating assets and liabilities was primarily due to decreases in current liabilities and increases in receivables and prepaid expenses and other current assets that decreased cash flow from operations, partially offset by a decrease in inventories that increased cash flow from operations. In the First Nine Months of Fiscal 2023, the net change in operating assets and liabilities was primarily due to decreases in current liabilities and increases in receivables and prepaid expenses and other current assets that decreased cash flow from operations, partially offset by a decrease in inventories that increased cash flow from operations.
Investing Activities:
In the First Nine Months of Fiscal 2024 and the First Nine Months of Fiscal 2023, investing activities used $94 million and $56 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $92 million and $54 million in the First Nine Months of Fiscal 2024 and the First Nine Months of Fiscal 2023, respectively. During the First Nine Months of Fiscal 2023, we also paid $3 million in the aggregate for a working capital settlement associated with the acquisition of Johnny Was and the acquisition of three former Southern Tide Signature Stores and received $2 million from the sale of the Merida manufacturing facility in Mexico.
Financing Activities:
In the First Nine Months of Fiscal 2024 and the First Nine Months of Fiscal 2023, financing activities used $10 million and $114 million of cash, respectively. In the First Nine Months of Fiscal 2024, we paid $33 million in dividends and repurchased $6 million of shares to cover employee tax liabilities related to the vesting of shares of our common stock. In the First Nine Months of Fiscal 2023, we repurchased $30 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and to cover employee tax liabilities related to the vesting of shares of our common stock, paid $31 million of dividends and paid $2 million in deferred financing costs associated with the amendment of the U.S. Revolving Credit Agreement.
If net cash requirements exceed our net cash flows, we may borrow amounts from our U.S. Revolving Credit Agreement consistent with our use of long-term debt to satisfy cash flow needs during the First Nine Months of Fiscal 2024. Alternatively, to the extent we are in a net debt position, if net cash requirements are less than our net cash flows, we may repay amounts outstanding on our U.S. Revolving Credit Agreement, if any.
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
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of November 2, 2024, February 3, 2024, and October 28, 2023, totaled $5 million, $5 million and $6 million, respectively.
As of November 2, 2024, February 3, 2024 and October 28, 2023 we had $58 million, $29 million and $66 million, respectively, of borrowings outstanding and $262 million, $288 million and $253 million, respectively, in unused availability under the U.S. Revolving Credit Agreement, respectively.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the First Nine Months of Fiscal 2024 and as of November 2, 2024, no financial covenant testing was required pursuant to the U.S. Revolving Credit Agreement, as the minimum availability threshold was met at all times. As of November 2, 2024, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.
Operating Lease Commitments:
Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of November 2, 2024.
Dividends:
On December 10, 2024, our Board of Directors approved a cash dividend of $0.67 per share payable on January 31, 2025 to shareholders of record as of the close of business on January 17, 2025. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends.
Capital Expenditures:
We anticipate capital expenditures for Fiscal 2024, including the $92 million incurred in the First Nine Months of Fiscal 2024, to be approximately $150 million, as compared to $74 million for Fiscal 2023. The planned increase in capital expenditures includes approximately $75 million of spend associated with a multi-year project to build a new distribution center in Lyons, Georgia to ensure best-in-class direct to consumer throughput capabilities for our brands. Additionally, we have been investing in new brick and mortar locations, relocations and remodels of existing locations resulting in a year-over-year net increase of full price stores of approximately 30 by the end of Fiscal 2024, along with investments in our various technology systems initiatives, including e-commerce and omnichannel capabilities, data management and analytics, customer data and insights, cybersecurity, automation including artificial intelligence and infrastructure.
Other Liquidity Items:
Our contractual obligations as of November 2, 2024 except for the decreased debt outstanding, as discussed above, have not changed materially from the contractual obligations outstanding at February 3, 2024, as disclosed in our Fiscal 2023 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.
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

Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the Third Quarter of Fiscal 2024. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2023 Form 10-K.
SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income in the Third Quarter of Fiscal 2024 is indicative of the expected proportion of amounts by quarter for future periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2023 Form 10-K. There have not been any material changes in our exposure to these risks during the Third Quarter of Fiscal 2024 other than our increased exposure to interest rates resulting from our increased borrowings relative to February 3, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act during the Third Quarter of Fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the Third Quarter of Fiscal 2024, we did not make any unregistered sales of equity securities.
(c)We have certain stock incentive plans as described in Note 9 of our Fiscal 2023 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Third Quarter of Fiscal 2024, no shares were repurchased from employees.
On December 10, 2024, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the Third Quarter of Fiscal 2024, we did not repurchase any shares of our stock pursuant to any previous authorization.
ITEM 5. OTHER INFORMATION
(c)During the Third Quarter of Fiscal 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended (filed as Exhibit 3.2 to the Company’s Form 10-Q for the fiscal quarter ended August 3, 2024)
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.**
101.INS	XRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

December 12, 2024	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)