Form 10-K
period 2025-02-01
OXFORD INDUSTRIES INC
filed 2025-03-31
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of August 2, 2024, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $1,070,601,748. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant’s voting stock (based on Schedule 13G filings made as of or prior to August 2, 2024) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 27, 2025
Common Stock, $1 par value	14,865,106
Documents Incorporated by Reference
Portions of our proxy statement for our Annual Meeting of Shareholders to be held on June 24, 2025 are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation:
•demand for our products, which may be impacted by macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by inflationary pressures, volatile and/or elevated interest rates, concerns about a potential global recession, the stability of the banking industry or general economic uncertainty, and the effectiveness of measures to mitigate the impact of these factors;
•possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures and the impact of the recent elections in the United States;
•competitive conditions and/or evolving consumer shopping patterns, particularly in a highly promotional retail environment;
•acquisition activities (such as the acquisition of Johnny Was), including our ability to integrate key functions, recognize anticipated synergies and minimize related disruptions or distractions to our business as a result of these activities;
•global supply chain constraints that have, and could continue, to affect freight, transit, and other costs;
•supply chain disruptions;
•changes in trade policies and regulations, including the potential for increases or changes in duties, current and potentially new tariffs or quotas;
•costs and availability of labor and freight deliveries, including our ability to appropriately staff our retail stores and food and beverage locations;
•costs of products as well as the raw materials used in those products, as well as our ability to pass along price increases to consumers;
•energy costs;
•our ability to respond to rapidly changing consumer expectations;
•unseasonal or extreme weather conditions or natural disasters, such as the September and October 2024 hurricanes impacting the Southeastern United States;
•lack of or insufficient insurance coverage;
•the ability of business partners, including suppliers, vendors, wholesale customers, licensees, logistics providers and landlords, to meet their obligations to us and/or continue our business relationship to the same degree as they have historically;
•hiring of, retention of and disciplined execution by key management and other critical personnel;
•cybersecurity breaches and ransomware attacks, as well as our and our third party vendors’ ability to properly collect, use, manage and secure business, consumer and employee data and maintain continuity of our information technology systems;
•the effectiveness of our advertising initiatives in defining, launching and communicating brand-relevant customer experiences;
•the level of our indebtedness, including the risks associated with heightened interest rates on the debt and the potential impact on our ability to operate and expand our business; the timing of shipments requested by our wholesale customers;
•fluctuations and volatility in global financial and/or real estate markets;
•our ability to identify and secure suitable locations for new retail store and food and beverage openings;
•the timing and cost of retail store and food and beverage location openings and remodels, technology implementations and other capital expenditures;
•the timing, cost and successful implementation of changes to our distribution network;
•the effectiveness of recent, focused efforts to reassess and realign our operating costs in light of revenue trends, including potential disruptions to our operations as a result of these efforts;
•pandemics or other public health crises; expected outcomes of pending or potential litigation and regulatory actions;
•the increased consumer, employee and regulatory focus on sustainability issues and practices, including failures by our suppliers to adhere to our vendor code of conduct;
•the regulation or prohibition of goods sourced, or containing raw materials or components, from certain regions and our ability to evidence compliance;
•access to capital and/or credit markets;
•factors that could affect our consolidated effective tax rate;
•the risk of impairment to goodwill and other intangible assets such as the recent impairment charges incurred in our Johnny Was segment; and
•geopolitical risks, including ongoing challenges between the United States and China and those related to the ongoing war in Ukraine, the Israel-Hamas war and the conflict in the Red Sea region.

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
Risks Related to our Industry and Macroeconomic Conditions
•Our business and financial condition are heavily influenced by general economic and market conditions which are outside of our control.
•We operate in a highly competitive industry with significant pricing pressures and heightened customer expectations.
•Failure to anticipate and adapt to changing fashion trends and consumer preferences could harm our reputation and financial performance.
•Our operations and those of our suppliers, vendors and wholesale customers may be affected by changes in weather patterns, natural or man-made disasters, public health crises, war, terrorism or other catastrophes.
Risks Related to our Business Strategy and Operations
•Failure to maintain the reputation or value of our brands could harm our business operations and financial condition.
•Our inability to execute our direct to consumer strategies in response to shifts in consumer shopping behavior could adversely affect our financial results and operations.
•We may be unable to grow our business through organic growth or successfully execute our portfolio-level strategic initiatives, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
•The acquisition of new businesses is inherently risky, and we cannot be certain that we will realize the anticipated benefits of any acquisition.
•The divestiture or discontinuation of businesses and product lines could result in unexpected liabilities and adversely affect our financial condition, cash flows and results of operations.
•Our business could be harmed if we fail to maintain proper inventory levels.
•We are subject to risks associated with leasing real estate for our retail stores and restaurants.
•We make use of debt to finance our operations, which could expose us to risks that adversely affect our business, financial position and operating results.
•The loss of one or more of our key wholesale customers, or a significant adverse change in a customer’s financial position, could negatively impact our net sales and profitability.
Risks Related to Cybersecurity and Information Technology
•Cybersecurity attacks and/or breaches of information security or privacy could disrupt our operations, cause us to incur additional expenses, expose us to litigation and/or cause us financial harm.
•Our operations are reliant on information technology, and any interruption or other failure could have an adverse effect on our business or results of operations.
•Reliance on outdated technology or failure to upgrade our information technology systems and capabilities could impair the efficient operation of our business and our ability to compete.
Risks Related to our Sourcing and Distribution Strategies
•Our reliance on third party producers in foreign countries to meet our production demands exposes us to risks that could disrupt our supply chain, increase our costs and negatively impact our operations.
•Our operations are dependent on the global supply chain, and the impact of supply chain constraints may adversely impact our business and operating results.

•Any disruption or failure in our primary distribution facilities may materially adversely affect our business or operations.
•Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.
•Labor-related matters, including labor disputes, may adversely affect our operations.
•Our geographic concentration exposes us to certain regional risks.
•Our international operations, including foreign sourcing, result in an exposure to fluctuations in foreign currency exchange rates.
Risks Related to Regulatory, Tax and Financial Reporting Matters
•Changes in international trade regulation could increase our costs and/or disrupt our supply chain.
•Our business is subject to various federal, foreign, state and local laws and regulations, and the costs of compliance with, or the violation of, such laws and regulations could have an adverse effect on our costs or operations.
•Any violation or perceived violation of our Supplier Code of Conduct or supplier corporate responsibility program, including by our manufacturers or vendors, could have a material adverse effect on our brands.
•As a multi-national apparel company, we may experience fluctuations in our tax liabilities and effective tax rate.
•Impairment charges for goodwill or intangible assets could have a material adverse impact on our financial results.
•Any failure to maintain liquor licenses or comply with applicable regulations could adversely affect the profitability of our restaurant operations.
General Risks
•Our business depends on our senior management and other key personnel, and failure to successfully attract, retain and implement succession of our senior management and key personnel or to attract, develop and retain personnel to fulfill other critical functions may have an adverse effect on our operations and ability to execute our strategies.
•We may be unable to protect our trademarks and other intellectual property.
•We are subject to periodic litigation, which may cause us to incur substantial expenses or unexpected liabilities.
•Our common stock price may be highly volatile, and we may be unable to meet investor and analyst expectations.
•Other factors may have an adverse effect on our business, results of operations and financial condition.
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

Fiscal 2026	52 weeks ending January 30, 2027
Fiscal 2025	52 weeks ending January 31, 2026
Fiscal 2024	52 weeks ended February 1, 2025
Fiscal 2023	53 weeks ended February 3, 2024
Fiscal 2022	52 weeks ended January 28, 2023
Fiscal 2021	52 weeks ended January 29, 2022
Fiscal 2020	52 weeks ended January 30, 2021
Fourth quarter Fiscal 2024	13 weeks ended February 1, 2025
Third quarter Fiscal 2024	13 weeks ended November 2, 2024
Second quarter Fiscal 2024	13 weeks ended August 3, 2024
First quarter Fiscal 2024	13 weeks ended May 4, 2024
Fourth quarter Fiscal 2023	14 weeks ended February 3, 2024
Third quarter Fiscal 2023	13 weeks ended October 28, 2023
Second quarter Fiscal 2023	13 weeks ended July 29, 2023
First quarter Fiscal 2023	13 weeks ended April 29, 2023

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
During Fiscal 2024, 81% of our consolidated net sales were through our direct to consumer channels of distribution, which consist of our brand specific full-price retail stores, e-commerce websites and outlets, as well as our Tommy Bahama food and beverage operations. During Fiscal 2024, the breakdown of our consolidated net sales by direct to consumer channel was as follows: full-price retail of $524 million, or 34%; e-commerce of $519 million, or 34%; food and beverage of $117 million, or 8%; and outlet operations of $75 million, or 5%. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a digital or physical setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands.
Our brand-specific e-commerce business continues to produce strong results. Our e-commerce business is very profitable as we have a high gross margin on e-commerce sales that allow us to absorb any incremental picking, packing and freight expense associated with operating an e-commerce business and still maintain a high profit margin on e-commerce sales.
Our 306 full-price retail stores allow us the opportunity to carry a full line of current season merchandise, including apparel, accessories and other products, all presented in an aspirational brand-specific atmosphere. We believe that our full-price retail stores provide high visibility for our brands and products and allow us to stay close to the preferences of our consumers. Further, we believe that our presentation of products and our strategy to operate the full-price retail stores with limited in-store promotional activities enhance the value and reputation of our lifestyle brands and, in turn, strengthen our business and relationships with key wholesale customers. Approximately one-half of our full-price retail stores are located in warm weather resort or travel-to destinations and states. We believe there are still opportunities for new stores in both warmer and colder climates as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.
Additionally, our Tommy Bahama brand operates 24 food and beverage locations, including 12 full-service restaurants and 12 Marlin Bars, each located adjacent to a Tommy Bahama full-price retail store. These food and beverage locations provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience as well as attract new customers to the Tommy Bahama brand. Both Tommy Bahama and Johnny Was operate brand-specific outlet stores, which are typically utilized for end of season inventory clearance.
The remaining 19% of our net sales were generated through our wholesale distribution channels, which complement our direct to consumer operations, provide access to a larger base of consumers and generate high operating margins given the lower fixed costs associated with these operations. Our wholesale operations consist of sales of products bearing the trademarks of our lifestyle brands to various specialty stores, better department stores, multi-branded e-commerce retailers and other retailers.
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
No single apparel firm or small group of apparel firms dominates the apparel industry, and our competitors vary by operating segment and distribution channel. The apparel industry is cyclical and very dependent on the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Also, in recent years consumers have chosen to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories.
Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries due, in part, to apparel purchases often being more of a discretionary purchase. The current macroenvironment, with heightened concerns about continued inflation, a global economic recession, geopolitical issues, the availability and cost of credit and elevated interest rates for prolonged periods has resulted in lower levels of consumer sentiment that has driven the consumer to become more cautious in discretionary spending. Other factors such as disruptions to global shipping and distribution networks from the recent attacks on commercial shipping vessels in the Red Sea have led to container shortages and changes to vessel availability resulting in shipment delays and increased freight costs. The future geopolitical landscape also remains particularly uncertain following the results of the recent elections in the United States in November 2024. Any resulting changes in international trade relations, legislation and regulations, including those related to taxation and importation, notably, the new administration’s continued implementation with respect to recently enacted tariffs, or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results. These factors, when, combined with heightened promotional activity in our industry, create a complex and challenging retail environment, which impacted our businesses and financial results during Fiscal 2024 and has exacerbated some of the inherent challenges to our operations and may continue to do so in the future. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a material effect on our businesses.

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
We believe there are ample opportunities to expand the reach of each of our lifestyle brands in the future, including the opening of new direct to consumer locations, e-commerce growth and wholesale operations expansion. In order to expand the reach and maximize the success of each of our brands, we believe we must continue to invest in the lifestyle brands to take advantage of their long-term growth opportunities. Fiscal 2024 was a particularly heavy year for investment in capital expenditures with investments primarily associated with our multi-year project to build a new distribution center in Lyons, Georgia to ensure best-in-class direct-to-consumer throughput capabilities for our brands, direct to consumer location build-outs for new, relocated or remodeled locations, technology and related enhancements to support our direct to consumer operations and administrative office expenditures. We intend to continue with investments in these areas in Fiscal 2025, but we expect moderately reduced capital expenditures as we complete the building of the new distribution center in Lyons, Georgia and reduce the number of new direct to consumer locations. In addition to our capital investments, we intend to continue to invest in our SG&A expense infrastructure, including people, technology, advertising and other resources. While we believe that our investments will generate long-term benefits, the investments are likely to have a short-term negative impact on our operating margin as it will take some time for the anticipated sales growth to absorb the incremental costs of these expenditures.
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
Operating Segments
We identify our operating segments based on the way the chief operating decision maker ("CODM") organizes the components of our business for purposes of allocating resources and assessing performance. Our operating segment structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Our business is organized as our Tommy Bahama, Lilly Pulitzer, Johnny Was and Emerging Brands reportable segments. For additional information about each of our reportable segments as well as Corporate and Other, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 of our consolidated financial statements, each included in this report. The table below presents certain financial information about each of our operating segments, as well as Corporate and Other (in thousands).

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net Sales
Tommy Bahama	$869,604	$898,807	$880,233
Lilly Pulitzer	323,917	343,499	339,266
Johnny Was(1)	194,978	202,859	72,591
Emerging Brands	128,428	126,825	116,484
Corporate and Other	(326)	(515)	2,954
Consolidated net sales	$1,516,601	$1,571,475	1,411,528
Operating Income (Loss)
Tommy Bahama	$117,267	$160,543	$172,761
Lilly Pulitzer	39,095	56,110	67,098
Johnny Was(1)	(8,763)	(104,776)	(1,544)
Emerging Brands (2)	6,899	6,714	15,602
Corporate and Other (3)	(35,462)	(37,609)	(35,143)
Consolidated Operating Income	$119,036	$80,982	218,774
(1)The Johnny Was business was acquired on September 19, 2022. Activities for Fiscal 2022 consist of 19 weeks of activity from the acquisition date through January 28, 2023. The operating loss for Johnny Was in Fiscal 2023 was driven by a $111 million impairment charge for goodwill and intangible assets.
(2)The operating income for Emerging Brands in Fiscal 2023 included a $2 million impairment charge related to an unconsolidated entity.
(3)The operating loss for Corporate and Other includes a last-in, first-out (“LIFO”) accounting charge of $3 million, $10 million and $3 million in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. The operating loss for Corporate and Other in Fiscal 2022 also included $3 million of transaction expenses and integration costs associated with the Johnny Was acquisition.
Tommy Bahama
Tommy Bahama, which represents 57% of our net sales, designs, sources, markets and distributes men’s and women’s sportswear and related products. Tommy Bahama’s typical consumer is older than 45 years old, has a household annual income in excess of $150,000, lives in or travels to warm weather and resort locations and embraces a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as at better department stores, independent specialty stores and multi-branded e-commerce retailers. We also operate Tommy Bahama food and beverage locations and license the Tommy Bahama name for various product categories. During Fiscal 2024, 95% of Tommy Bahama’s sales were in the United States, with the remaining sales in Australia and Canada.
Direct to Consumer Operations
A key component of our Tommy Bahama strategy is to operate retail stores, e-commerce websites and food and beverage concepts, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which the products are based. Our Tommy Bahama direct to consumer channels, which consist of full-price retail store, e-commerce, food and beverage and outlet store operations, in the aggregate, represented 84% of Tommy Bahama’s net sales in Fiscal 2024. Full-price retail store, e-commerce, food and beverage and outlet store net sales accounted for 37%, 26%, 13% and 8%, respectively, of Tommy Bahama’s net sales in Fiscal 2024.
Our Tommy Bahama e-commerce business generated $222 million, or 26% of Tommy Bahama's net sales, in Fiscal 2024. Our Tommy Bahama websites, including the tommybahama.com website, allow consumers to buy Tommy Bahama products directly from us via the internet. These websites also enable us to increase our database of consumer contacts, which allows us to communicate directly and frequently with consenting consumers.
Our direct to consumer strategy for the Tommy Bahama brand also includes locating and operating full-price retail stores in lifestyle shopping centers, resort destinations, brand-appropriate street locations and upscale malls. Generally, we seek to locate our full-price retail stores in shopping areas and malls that have high-profile or upscale consumer brand adjacencies. As of February 1, 2025, the majority of our Tommy Bahama full-price retail stores were in street-front locations or lifestyle centers with the remainder primarily in regional indoor malls, with a number of those regional indoor locations in resort travel destinations. We believe that we have opportunities for continued sales growth for Tommy Bahama, particularly in our women’s business, which represented 36% of sales in our direct to consumer operations in both Fiscal 2024 and Fiscal 2023 with women’s swim representing about one-third of the women’s business. For Tommy Bahama’s domestic full-price retail stores and retail-food and beverage locations operating for the full Fiscal 2024 year, sales per gross square foot, excluding food and beverage sales and food and beverage space, were approximately $770, compared to approximately $815 in Fiscal 2023.
As of February 1, 2025, we operated 24 Tommy Bahama food and beverage locations including 12 restaurant locations and 12 Marlin Bar locations, each located adjacent to a Tommy Bahama full-price retail store location. These retail-food and beverage locations, which generated over 25% of Tommy Bahama’s net sales in Fiscal 2024, provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience. We do not anticipate that the majority of our full-price retail locations will have an adjacent food and beverage location; however, we have determined that an adjacent food and beverage location can further enhance the image or exposure of the brand in select, high-profile, brand appropriate locations. The net sales per square foot in our domestic full-price retail stores that are adjacent to a food and beverage location have historically been approximately twice the sales per square foot of our other domestic full-price retail stores. We believe that the customer immersing themselves into the Tommy Bahama lifestyle by having a meal or a drink at the Tommy Bahama food and beverage location and visiting the adjacent full-price retail store may entice the customer to purchase additional Tommy Bahama merchandise and potentially provide a memorable consumer experience that further enhances the relationship between Tommy Bahama and the consumer. The Marlin Bar concept, like our traditional restaurant locations, is adjacent to one of our full-price retail store locations and serves food and beverages, but in a smaller space and with food options more focused on fast, yet upscale, casual dining, with small plate offerings rather than entrees. We believe that the smaller footprint, reduced labor requirements and lower required capital expenditure of the Marlin Bar concept provides us with the long-term potential for opening additional retail-food and beverage locations that are more in line with evolving customer trends toward fast casual dining, particularly with younger consumers.
Typically, at the end of the summer and holiday season, Tommy Bahama will conduct sales both in-store and online to move end of season product. Utilizing Tommy Bahama’s Enterprise Order Management (EOM) system, many online orders will be fulfilled from retail stores, greatly reducing the amount of goods that ultimately get transferred from full-price retail stores to outlet stores. Tommy Bahama utilizes its outlet stores, which generated 8% of total Tommy Bahama sales in Fiscal 2024, and sales to off-price retailers to sell the remaining end of season or excess inventory. Our Tommy Bahama outlet stores are generally located in outlet shopping centers that include other upscale retailers and serve an important role in overall inventory management by often allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. We believe that this approach has helped us protect the integrity of the Tommy Bahama brand by allowing our full-price retail stores to limit promotional activity while controlling the distribution of discontinued and out-of-season product. To supplement the clearance items sold in Tommy Bahama outlets and offer a more comprehensive selection of products and sizes, we merchandise our Tommy Bahama outlets with certain made-for products.

The table below provides certain information regarding Tommy Bahama direct to consumer locations as of February 1, 2025.

	Full-Price Retail Stores	Retail‑Food and Beverage Locations (1)	Outlet Stores	Total
Florida	19	10	6	35
California	15	4	3	22
Texas	5	3	4	12
Hawaii	5	3	1	9
Other states	41	4	14	59
Total domestic	85	24	28	137
Canada	6	—	2	8
Total North America	91	24	30	145
Australia	14	—	5	19
New Zealand	1		1	2
Total	106	24	36	166
Average square feet per store(2)	3,300	4,200	4,100
Total square feet at year end (2)	350,000	101,000	147,000
(1)Consists of 12 traditional format retail-restaurant locations and 12 Marlin Bar locations.
(2)Square feet for retail-food and beverage locations consists of retail square footage and excludes square feet used in the associated food and beverage operations.
During Fiscal 2024, Florida, California, Hawaii and Texas represented 34%, 16%, 12% and 9%, respectively, of our Tommy Bahama direct to consumer retail and retail-food and beverage location sales. Including e-commerce sales, during Fiscal 2024, Florida, California, Hawaii and Texas represented 28%, 15%, 8% and 8%, respectively, of total Tommy Bahama direct to consumer sales.
The table below reflects the changes in store count for Tommy Bahama locations during Fiscal 2024.

	Full-Price Retail Stores	Retail‑Food and Beverage Locations	Outlet Stores	Total
Open as of beginning of fiscal year	102	22	34	158
Opened	9	3	4	16
Closed	(5)	(1)	(2)	(8)
Open as of end of fiscal year	106	24	36	166
In future periods, we anticipate that many of our new Tommy Bahama store openings will be Marlin Bar locations that are either new locations or conversions of existing full-price retail stores. Currently, we have four Marlin Bar openings scheduled for Fiscal 2025, including the conversion of Tommy Bahama full-price retail locations in Charlotte, North Carolina, King of Prussia, Pennsylvania and Sunrise, Florida as well as a new location in Waikoloa, Hawaii. We also have other locations in the pipeline for openings in Fiscal 2026 and beyond and anticipate opening at least two Marlin Bar locations in Fiscal 2026, subject to lease negotiation, construction timing and other factors. In addition to the planned Marlin Bars in Fiscal 2025, we are also targeting three new full-price retail locations and two outlet store locations. We believe that in Fiscal 2025, we may close a limited number of locations, including certain outlets and full-price retail locations.
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
With its wide distribution currently, we believe that domestic sales growth in our men’s apparel wholesale business may be somewhat limited in the long term. However, we believe that we may have opportunities for wholesale sales increases for our Tommy Bahama women’s business in the future, with its appeal evidenced by its performance in our full-price retail stores and e-commerce websites. Wholesale sales for Tommy Bahama accounted for 16% of Tommy Bahama’s net sales in Fiscal 2024. Approximately 10% of Tommy Bahama’s net sales reflects sales to major department stores with our remaining wholesale sales primarily to specialty stores and off-price retailers. During Fiscal 2024, 12% of Tommy Bahama’s net sales were to Tommy Bahama’s 10 largest wholesale customers, with its largest customer representing less than 5% of Tommy Bahama’s net sales.
Tommy Bahama Resort
In Fiscal 2022, Tommy Bahama entered into a licensing arrangement for the first Tommy Bahama resort. Pursuant to the licensing agreement, the Miramonte Resort & Spa in Indian Wells, California was converted into the Tommy Bahama Miramonte Resort & Spa with a successful relaunch in Fiscal 2023. Tommy Bahama earns royalty income calculated as a percentage of revenues associated with the resort. The property is managed and operated by a national commercial and hospitality real estate company with considerable experience in premier resort development and operations.
Lilly Pulitzer
Lilly Pulitzer designs, sources, markets and distributes upscale collections of women’s and girl’s dresses, sportswear and related products. The Lilly Pulitzer brand was originally created in the late 1950s by Lilly Pulitzer and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including among young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. During Fiscal 2024, Lilly Pulitzer celebrated its 65th anniversary that included investments to enhance and modernize the brand including a visual refresh of the brand across retail store locations, marketing, packaging, and merchandising.
Lilly Pulitzer products can be found on our Lilly Pulitzer website, lillypulitzer.com, in our owned Lilly Pulitzer stores, and in Lilly Pulitzer Signature Stores, which are described below, as well as in independent specialty stores and better department stores. During Fiscal 2024, 40%, 32% and 12% of Lilly Pulitzer’s net sales were for women’s dresses, sportswear, and Luxletic athleisure products, respectively, with the remaining sales consisting of Lilly Pulitzer accessories, including scarves, bags, jewelry and belts, children’s apparel, swim, footwear and licensed products.
Direct to Consumer Operations
Lilly Pulitzer’s direct to consumer distribution channel, which consists of e-commerce operations and full-price retail stores, represented 83% of Lilly Pulitzer’s net sales in Fiscal 2024. A key element of our Lilly Pulitzer strategy is the lillypulitzer.com website, which generated $157 million, or 48%, of Lilly Pulitzer’s net sales in Fiscal 2024.
Our Lilly Pulitzer website, lillypulitzer.com, allows consumers to buy Lilly Pulitzer products directly from us via the internet. We also utilize the Lilly Pulitzer website as an effective means of liquidating discontinued or out-of-season inventory in a brand appropriate manner and at gross margins in excess of 40% via e-commerce flash clearance sales. These sales create a significant amount of excitement with loyal Lilly Pulitzer consumers, who are looking for an opportunity to purchase Lilly Pulitzer products at a discounted price and are also important in attracting new consumers to the Lilly Pulitzer brand. These e-commerce flash clearance sales typically run for two to three days during end of season clearance periods allowing the Lilly Pulitzer website to generally remain full price for the remainder of the year. During Fiscal 2024, 43% of Lilly Pulitzer’s e-commerce sales, or 21% of Lilly Pulitzer’s net sales, were e-commerce flash clearance sales.
Another key component of our Lilly Pulitzer direct to consumer strategy is the operation of our own Lilly Pulitzer stores, which represented 35% of Lilly Pulitzer’s net sales in Fiscal 2024. Our full-price retail store strategy for the Lilly Pulitzer brand includes operating full-price retail stores in higher-end lifestyle shopping centers and malls, resort destinations and brand-appropriate street locations. As of February 1, 2025, over 40% of our Lilly Pulitzer full-price stores were located in outdoor regional lifestyle centers and approximately 20% of our Lilly Pulitzer stores were located in indoor regional malls, with the remaining locations in resort or street locations. In certain seasonal locations such as Nantucket, Massachusetts and Watch Hill, Rhode Island, our stores are only open during the resort season. Additionally, we may open temporary pop-up stores in certain locations.
Lilly Pulitzer’s full-price retail store sales per gross square foot for Fiscal 2024 were approximately $748 for the full-price retail stores which were open the full Fiscal 2024 year, as compared to $737 in Fiscal 2023. The table below provides certain information regarding Lilly Pulitzer direct to consumer locations as of February 1, 2025.

Full-Price Retail Stores
Florida	23
Massachusetts	6
North Carolina	5
Virginia	4
Other	26
Total	64
Average square feet per store	2,400
Total square feet at year-end	156,000
During Fiscal 2024, 51% of Lilly Pulitzer’s full-price retail store sales were in stores located in Florida with no other state generating more than 10% of full-price retail store sales. Including e-commerce sales, during Fiscal 2024, Florida represented 35% of total Lilly Pulitzer direct to consumer sales.
The table below reflects the changes in direct to consumer location count for Lilly Pulitzer stores during Fiscal 2024.

Full-Price Retail Stores
Open as of beginning of fiscal year	60
Opened	8
Closed	(4)
Open as of end of fiscal year	64
We opened a total of four net new Lilly Pulitzer stores during Fiscal 2024, including the acquisition of two former Lilly Pulitzer Signature Stores located in Charleston, South Carolina and Lynnfield, Massachusetts during the Fourth Quarter of Fiscal 2024. Currently, we expect to open at least four new full-price retail stores in Fiscal 2025, with the anticipated new stores in Hawaii, South Carolina, Illinois and Texas. We are in the process of identifying sites or negotiating leases for additional locations. We continue to look for other appropriate locations and anticipate returning to a pace of opening as many as five locations per year in the future. At the same time, we may relocate or close a limited number of locations at lease expiration, or sooner based on store performance. The construction or relocation of retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater operating costs. In addition to new store openings, we also incur capital expenditure costs related to remodels or expansions of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate.

Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, we maintain wholesale operations for Lilly Pulitzer. These wholesale operations, which represented 17% of Lilly Pulitzer’s net sales in Fiscal 2024, are primarily with Signature Stores, independent specialty stores, better department stores and multi-branded e-commerce retailers that generally follow a retail model approach with limited discounting. During Fiscal 2024, approximately one-quarter of Lilly Pulitzer’s wholesale sales were to Lilly Pulitzer’s Signature Stores, approximately one-quarter of Lilly Pulitzer’s wholesale sales were to specialty stores and less than one-fifth of Lilly Pulitzer’s wholesale sales, or less than 5% of Lilly Pulitzer’s net sales, were to department stores. The remaining wholesale sales were primarily to off-price retailers and national accounts, including online retailers. Lilly Pulitzer’s net sales to its 10 largest wholesale customers represented 10% of Lilly Pulitzer’s net sales in Fiscal 2024 with its largest customer representing less than 5% of Lilly Pulitzer’s net sales.
An important part of Lilly Pulitzer’s wholesale distribution is sales to Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Lilly Pulitzer Signature Store, subject to certain conditions, including designating substantially all floor space specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of February 1, 2025, there were 47 Lilly Pulitzer Signature Stores.
Johnny Was
Johnny Was is a California lifestyle brand that designs, sources, markets and distributes upscale collections of affordable luxury, artisan-inspired bohemian apparel, accessories and home goods. The Johnny Was brand was founded in 1987 and continues to transcend fashion trends with its beautifully crafted, globally inspired products and demonstrates a unique ability to combine and mix elevated fabrics, patterns, bespoke prints and artisanal embroidery that distinguishes its product in the marketplace. Johnny Was products can be found on the Johnny Was website, johnnywas.com, and in our full-price retail stores as well as select department stores and specialty stores. During Fiscal 2024, approximately 90% of the net sales of Johnny Was were for women’s apparel, with the remaining sales consisting of Johnny Was accessories, including home products, shoes, scarves, handbags, and jewelry.
Direct to Consumer Operations
The Johnny Was direct to consumer distribution channel, which consists of e-commerce, full-price retail and outlet store operations, represented 81% of the Johnny Was net sales in Fiscal 2024. A key element of the Johnny Was strategy is the johnnywas.com website, which generated $84 million of net sales, or 43% of the net sales of Johnny Was, in Fiscal 2024. Another key component of our Johnny Was direct to consumer strategy is to operate our own Johnny Was full-price and outlet stores, which represented 36% and 2%, respectively, of the net sales of Johnny Was in Fiscal 2024.
Our full-price retail store strategy for the Johnny Was brand includes operating full-price retail stores in higher-end lifestyle shopping centers and malls, resort destinations and brand-appropriate street locations. As of February 1, 2025, about 75% of the Johnny Was full-price stores were located in lifestyle centers, open air shopping environments or street front locations with the remaining 25% of locations in indoor regional malls. Full-price retail store sales per gross square foot for Johnny Was which were open the full Fiscal 2024 year were approximately $614 as compared to $664 in Fiscal 2023.
Our Johnny Was outlet stores are generally located in outlet shopping centers that include other upscale retailers and serve an important role in overall inventory management by often allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties.

The table below provides certain information regarding Johnny Was direct to consumer locations as of February 1, 2025.

	Full-Price Retail Stores	Outlet Stores	Total
California	19	2	21
Florida	8	1	9
Texas	8	—	8
New York	5	—	5
Other states	37	—	37
Total	77	3	80
Average square feet per store	1,700	1,400
Total square feet at year end	129,000	4,200
During Fiscal 2024, 27%, 13% and 13% of the retail store sales of Johnny Was were in stores located in California, Texas and Florida, respectively. During Fiscal 2023, including e-commerce sales, California, Texas, and Florida represented 22%, 13% and 11%, respectively, of our total Johnny Was direct to consumer sales.
The table below reflects the changes in store count for Johnny Was during Fiscal 2024.

	Full-Price Retail Stores	Outlet Stores	Total
Open as of beginning of fiscal year	72	3	75
Opened	8	—	8
Closed	(3)	—	(3)
Open as of end of fiscal year	77	3	80
Currently, we expect to open approximately two new full-price retail stores in Fiscal 2025 with new locations in Texas and Florida. We believe that in Fiscal 2025, we may relocate or close a limited number of locations at lease expiration, or sooner based on store performance. The construction or relocation of retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. The cost to build out a Johnny Was retail store is typically less than $0.5 million. In addition to new store openings, we also incur capital expenditure costs related to remodels or expansions of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate.
Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, we maintain wholesale operations for Johnny Was. These wholesale operations are primarily with better independent specialty and department stores and multi-branded e-commerce retailers that generally follow a retail model approach with limited discounting. During Fiscal 2024, 19% of the net sales of Johnny Was were sales to wholesale customers and approximately 40% and 20% of the wholesale sales of Johnny Was were to department stores and specialty stores, respectively. The remaining wholesale sales were primarily to off-price retailers and distributors in countries outside of the United States. Net sales to the 10 largest wholesale customers of Johnny Was represented 14% of the net sales of Johnny Was during Fiscal 2024 with its largest customer representing less than 5% of Johnny Was’ net sales.
Emerging Brands
Emerging Brands consists of the operations of our smaller, earlier stage Southern Tide, TBBC, Duck Head and Jack Rogers brands. Investments in smaller lifestyle brands that are unconsolidated entities are also included within Emerging Brands. Each of the brands included in Emerging Brands designs, sources, markets and distributes apparel and related products bearing its respective trademarks and is supported by Oxford’s emerging brands team that provides certain support functions to the smaller brands, including marketing and advertising execution, analysis and other functions. The shared resources provide for operating efficiencies and enhanced knowledge sharing across the brands. We acquired Southern Tide in 2016, Duck Head in 2016, TBBC in 2017 and Jack Rogers, a footwear brand, in 2023.

The table below reflects the net sales (in thousands) for Fiscal 2024 by brand for each brand included in Emerging Brands.

Fiscal 2024
Southern Tide	$64,141
TBBC	41,417
Duck Head	15,408
Jack Rogers	7,462
Total Emerging Brands net sales	$128,428
The brands distribute their products on their brand-specific e-commerce websites, southerntide.com, thebeaufortbonnetcompany.com, duckhead.com and jackrogersusa.com, as well as wholesale channels of distribution for each brand that may include independent specialty retailers, better department stores and brand specific Signature Stores. During Fiscal 2024, the majority of the net sales of all operating segments within Emerging Brands were direct to consumer sales.
Also, a key component of our Southern Tide and TBBC growth strategy is to expand our direct to consumer retail store operations after both brands opened their first retail store locations in recent years. The table below provides certain information regarding the Emerging Brands direct to consumer locations as of February 1, 2025.

	Southern Tide	TBBC	Total Emerging Brands
Florida	10	2	12
Texas	4	1	5
South Carolina	3	1	4
Massachusetts	3	—	3
Other states	10	1	11
Total	30	5	35
Average square feet per store	1,600	1,400
Total square feet at year end	49,000	6,800
The table below reflects the changes in direct to consumer location count for Emerging Brands during Fiscal 2024.

	Southern Tide	TBBC	Total Emerging Brands
Open as of beginning of fiscal year	19	3	22
Opened	11	2	13
Closed	—	—	—
Open as of end of fiscal year	30	5	35
We opened a total of 11 new Southern Tide stores during Fiscal 2024, including stores in Florida, North Carolina, Texas, New York, Virginia, Alabama and Connecticut. During Fiscal 2025, we expect to open at least five additional Southern Tide stores, including stores in Florida, South Carolina, Virginia, Kentucky and Arizona. Additionally, for TBBC, we anticipate opening at least four new stores during Fiscal 2025 including stores in Pennsylvania, Florida and South Carolina. We continue to look at additional opportunities for new full-price store locations for both Southern Tide and TBBC. The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We anticipate that most future retail store openings for Southern Tide and TBBC will generally be approximately 1,500 to 2,000 square feet; however, the determination of actual size of the store will depend on a variety of criteria, including the potential opportunities that become available.

Corporate and Other
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales, any other items that are not allocated to the operating segments, including LIFO inventory accounting adjustments as our LIFO pool does not correspond to our operating segment definitions, the operations of our Lyons, Georgia distribution center, our Oxford America business, which generated net sales of $1 million and was exited in Fiscal 2022, and our initial $8 million minority ownership interest in a property in Indian Wells, California in Fiscal 2022 that was converted and rebranded in Fiscal 2023 as the Tommy Bahama Miramonte Resort & Spa.
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
ADVERTISING AND MARKETING
During Fiscal 2024, we incurred $111 million, or 7% of net sales, of advertising expense. Advertising and marketing are an integral part of the long-term strategy for our lifestyle brands, and we therefore devote significant resources to these efforts. Thus, we believe that it is very important that our brands communicate regularly with consumers about product offerings or other brand events in order to maintain and strengthen connections with consumers. Our advertising emphasizes the respective brand’s image and lifestyle and attempts to engage individuals within the target consumer demographic and guide them on a regular basis to our e-commerce websites, direct to consumer locations or wholesale customers’ stores and websites in search of our products.
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
PRODUCT SOURCING
We intend to maintain flexible, diversified, cost-effective sourcing operations that provide high-quality apparel and related products. Our operating segments, either internally, using in-house employees located in the United States and/or Hong Kong, or through the use of third-party vendors or buying agents, manage the production and sourcing of substantially all of our apparel and related products from non-exclusive, third party producers located in foreign countries.
Although we place a high value on long-term relationships with our suppliers of apparel and related products and have used many of our suppliers for a number of years, we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. Thus, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with the greatest flexibility in identifying the appropriate manufacturers while considering quality, cost, timing of product delivery and other criteria. During Fiscal 2024, we purchased our products from approximately 260 suppliers, with a significant concentration of suppliers in Asia. Our 10 largest suppliers provided approximately one-quarter of our product purchases. During Fiscal 2024, no individual third party manufacturer, licensee or other supplier provided more than 10% of our product purchases in total. We generally acquire products sold in our food and beverage operations from various third party domestic suppliers.
During Fiscal 2024, approximately 39% and 24% of our apparel and related products acquired directly by us or via vendors or buying agents, were from producers located in China and Vietnam, respectively, with no other country representing more than 10% of such purchases. Johnny Was, which was acquired in 2022, sources approximately 90% of its products from China. While we have and will continue to work on diversifying our supplier base, the majority of fabrics included in our apparel and other products currently originate in China even if the products are manufactured elsewhere.
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
Substantially all of the merchandise we acquire is subject to certain duties which are assessed on the value of the imported product. These amounts represent a component of the inventories we sell and are included in cost of goods sold in our consolidated statements of operations. We paid total duties of $60 million on products imported into the United States directly by us in Fiscal 2024, with the average duty rate on those products of approximately 19% of the value of the imported product in Fiscal 2024. Duty rates vary depending on the type of garment, fiber content and country of origin and are subject to change in future periods. In addition, while the World Trade Organization’s member nations have eliminated quotas on apparel and textiles, the United States and other countries into which we import our products are still allowed in certain circumstances to unilaterally impose "anti-dumping" or "countervailing" duties in response to threats to their comparable domestic industries.
Although we have not been materially inhibited from sourcing products from desired markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and enter into new markets. In recent years the United States government has implemented additional duties on certain product categories across various industries and the state, duration and scope of any new tariffs enacted are uncertain and unpredictable. For example, the new Trump Administration has significantly increased tariffs on foreign imports into the United States and any new tariffs have been and continue to be rapidly and actively evolving. It is possible that additional duty increases could occur in future years, which could have a significant unfavorable impact on the apparel retail industry and our cost of goods sold, operations, net sales, net earnings and cash flows. Our management regularly monitors proposed regulatory changes and the existing regulatory environment, including any impact on our operations or on our ability to import products. As a result of these changes and increased costs of production in certain countries that unfavorably impact our cost of goods sold, we continue to make changes in our supply chain, including exiting certain factories and sourcing those products from a factory in a different foreign country.
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
DISTRIBUTION CENTERS
We operate a number of distribution centers. Our Auburn, Washington, and King of Prussia, Pennsylvania distribution centers serve our Tommy Bahama and Lilly Pulitzer operating segments, respectively. During Fiscal 2024, we moved the distribution center operations of Johnny Was to our Lyons, Georgia distribution center from two distribution centers in Los Angeles, California. Our Lyons, Georgia distribution center provides primary distribution services for Johnny Was and our smaller Southern Tide, TBBC and Duck Head businesses, as well as certain distribution services for our Lilly Pulitzer and Tommy Bahama businesses.
In Fiscal 2023, we began a multi-year Southeastern United States distribution center enhancement project in Lyons, Georgia to build a new facility to ensure best-in-class direct-to-consumer throughput capabilities for our brands. The new facility will provide direct to consumer support for all of our brands, including the East Coast operations of Tommy Bahama and is expected to open in the Fourth Quarter of Fiscal 2025.
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
In Fiscal 2024, 81% of our net sales were direct to consumer sales, which are filled on a current basis; accordingly, an order backlog is not material to our business.
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
We license the Tommy Bahama brand for a broad range of product categories including indoor furniture, outdoor furniture, beach chairs, bedding and bath linens, fabrics, leather goods and gifts, headwear, hosiery, sleepwear, shampoo, toiletries, fragrances, cigar accessories, resort operations and other products. Third party license arrangements for Lilly Pulitzer products include stationery and gift products; home furnishing products; and eyewear.
In addition to our license arrangements for the specific product categories listed above, we may enter into certain international distributor agreements which allow third parties to distribute apparel and other products on a wholesale and/or retail basis within certain countries or regions. As of February 1, 2025, we have agreements for the distribution of Tommy Bahama products in the Middle East and parts of Latin America. The products sold by the distributors generally are identical to the products sold in our own Tommy Bahama stores. In addition to selling Tommy Bahama goods to wholesale accounts, the distributors may, in some cases, operate a limited number of their own retail stores. Additionally, we have arrangements for distribution of Johnny Was products in certain countries including Australia and in the Middle East and Europe. None of our international distributor agreements are expected to generate growth that would materially impact our operating results in the near term.
SEASONAL ASPECTS OF BUSINESS
Each of our operating segments is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income by quarter in Fiscal 2024 are necessarily indicative of the expected proportion of amounts by quarter for future periods.
HUMAN CAPITAL
Our key strategy is to own brands that make people happy, and we recognize that successful execution of our strategy starts with people. We believe treating people fairly and with respect is key to long-term success and, more importantly, is simply the right thing to do.
As of February 1, 2025, we employed over 6,000 individuals globally of whom 96% were in the United States. Approximately 78% of our employees were retail store and food and beverage employees. Our employee base fluctuates during the year, as we typically hire seasonal employees to support our retail store and food and beverage operations, primarily during the holiday selling season. None of our employees as of February 1, 2025 were represented by a union.
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
We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns, particularly in the United States. The demand for apparel products changes as regional, domestic and international economic conditions change and may be significantly impacted by trends in consumer confidence and discretionary consumer spending patterns. These trends may be influenced by employment levels; recessions; persistent inflationary pressures and volatile and/or elevated interest rates; rising fuel and energy costs; tax rates; personal debt levels; savings rates; stock market and housing market volatility; shifting social ideology; concerns about the political and economic climate, including with respect to a potential global recession; and general uncertainty about the future. The factors impacting consumer confidence and discretionary consumer spending patterns are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy.
Recently, the U.S. economy has been impacted by elevated inflation rates, which has created a complex and challenging retail environment that has affected consumer spending and consumer preferences. Additionally, increased trade restrictions or tariffs on products imported into the United States, and any resulting supply chain disruptions, inflationary effects or countermeasures taken by other countries, could negatively impact consumer confidence and the macroeconomic environment. A decline in consumer confidence or change in discretionary consumer spending could reduce our sales, increase our inventory levels, result in more promotional activities and/or lower our gross margins, any or all of which may adversely affect our business and financial condition.

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
Competition in the apparel industry is particularly enhanced in the digital marketplace for our e-commerce businesses, where there are new entrants in the market, greater pricing pressure and heightened customer expectations and competitive pressure related to, among other things, customer engagement, delivery speed, shipping charges and return privileges. In addition, fast fashion, value fashion and off-price retailers, as well as the more recent declines in spending within the consumer and retail sector, have contributed to additional promotional pressure. These and other competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.
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
Our sales volume and operations and the operations of third parties on whom we rely, including our suppliers, vendors, licensees and wholesale customers, may be adversely affected by unseasonable or severe weather conditions or other climate-related events, natural or man-made disasters, hurricanes, public health crises, pandemics, war, terrorist attacks, including heightened security measures and responsive military actions, or other catastrophes which may cause consumers to alter their purchasing habits or result in a disruption to our operations, such as the damage to, and temporary closure of, our Tommy Bahama restaurant and retail store in Sarasota, Florida, our distribution center in Lyons, Georgia and several of our other retail stores in Florida and the Southeast due to Hurricanes Helene and Milton in September and October 2024, the destruction of our Tommy Bahama Marlin Bar in Lahaina, Hawaii by wildfires in August 2023 and the temporary closure of our Tommy Bahama restaurant and retail store in Naples, Florida due to Hurricane Ian in September 2022. Our business may also be adversely affected by instability, disruption or destruction, regardless of cause. These events may result in closures of our retail stores, restaurants, offices or distribution centers and/or declines in consumer traffic, which could have a material adverse effect on our business, results of operations or financial condition. Because of the seasonality of our business, the concentration of a significant proportion of our retail stores and wholesale customers in certain geographic regions, including a resort and/or coastal focus for most of our lifestyle brands, and the concentration of our sourcing and distribution center operations, the occurrence of such events could disproportionately impact our business, financial condition and operating results. While we maintain insurance policies intended to cover losses arising from such events, certain events or losses may not be covered by our insurance policies, we may experience increased insurance premiums or deductibles under our policies as a result of such events and there is no assurance that coverage for such events will continue to be available, including at costs or on terms acceptable to us, any or all of which could negatively impact our financial condition.
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
Our success depends on the reputation and value of our brand names. The value of our brands could be diminished by actions taken by us or by our licensees, wholesale customers or others who have an interest in our brands. Actions that could cause harm to our brands include failing to respond to emerging fashion trends or meet consumer quality expectations; selling products bearing our brands through distribution channels that are inconsistent with customer expectations; becoming overly promotional; or setting up consumer expectations for promotional activity for our products. In addition, social media is a critical marketing and customer acquisition and retention strategy in today’s technology-driven retail environment, and the value of our brands could be adversely affected if we do not effectively and accurately communicate our brand message through social media vehicles, including as a result of actions taken by social media influencers or endorsers promoting our products and brands. The concentration in our portfolio heightens the risks we face if one of our larger brands is adversely impacted by actions we or third parties take with respect to that brand.
The improper or detrimental actions of a licensee or wholesale customer, including a third party distributor in an international market, or for example, the operator of the Tommy Bahama Miramonte Resort & Spa, which opened in late 2023, could also significantly impact the perception of our brands. While we enter into comprehensive license and similar collaborative agreements with third party licensees covering product design, product quality, brand standards, sourcing, corporate responsibility, distribution, operations, manufacturing and/or marketing requirements and approvals, there can be no guarantee our brands will not be negatively impacted through our association with products or concepts outside of our core apparel products and by the market perception of the third parties with whom we associate. In addition, we cannot always control the marketing and promotion of our products by our wholesale customers, and actions by such parties could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales, gross margins and business operations.
The appeal of our brands may also depend on the perceived relevance and success of our initiatives related to corporate responsibility and our commitments to operating our business in a responsible fashion. Risks related to corporate responsibility include certain stakeholder focus on social and environmental sustainability matters, including forced labor, chemical use, energy and water use, packaging and waste, animal welfare, land use and related marketing claims. We may also be required to incur substantial costs to comply with the amalgamation of differing or conflicting state, federal or international laws or regulations or the rules of government agencies requiring disclosure of risks and initiatives related to corporate responsibility and the collection, certification and disclosure of operational data, and any failure to comply with such requirements could result in fines, penalties or negative public perception of our brands or drive decisions on whether we can continue or expand our business in certain markets. We may also face pressure from certain stakeholders to voluntarily expand our disclosures, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. The metrics we disclose may not meet stakeholder expectations and may impact our reputation and the value of our brands, and a failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business and financial performance.
Our inability to execute our direct to consumer strategies in response to shifts in consumer shopping behavior could adversely affect our financial results and operations.
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
In response to these evolving and rapidly changing trends in consumer shopping behavior, we have made and expect to continue to make significant investments in expanding our digital capabilities and technologies, including mobile technology, digital marketing and the digital customer experience, while also investing in a range of digital and traditional marketing vehicles to attract customers across channels. There is no assurance that we will realize a return on our investments in digital capabilities, be successful in continuing to produce strong results in our e-commerce businesses over the long term or that any increase we may see in net sales from our e-commerce business will not cannibalize, or be sufficient to offset any decreases in, net sales from bricks and mortar retail stores. In addition, we rely on third party services, including search engines and social media platforms, in many of our digital marketing initiatives, and we may not be able to control where and how our advertising is displayed on such platforms or how the privacy standards or other policies of third party service providers are perceived. Furthermore, costs of third party marketing services may increase substantially, and our allocation of marketing investments across digital and traditional marketing vehicles may not be effective in reaching potential customers. Any inability on our part to effectively adapt to rapidly evolving consumer behavioral trends may result in lost sales, increase our costs and/or adversely impact our results of operations, financial condition, reputation and credibility.
We may be unable to grow our business through organic growth or successfully execute our portfolio-level strategic initiatives, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
A key component of our business strategy is organic growth in our brands. Organic growth may be achieved by, among other things, increasing sales in our direct to consumer channels; selling our products in new markets; increasing our market share in existing markets; expanding the demographic appeal of our brands; expanding our margins through product cost reductions, price increases or otherwise; expanding the customer reach of our brands through new and enhanced advertising initiatives; and increasing the product offerings and concepts within our various operating segments. Successful growth of our business is also subject to our ability to implement plans for expanding and/or maintaining our existing businesses at satisfactory levels. We may not be successful in achieving suitable organic growth, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.
We have been implementing strategic initiatives across our portfolio of lifestyle brands to improve operating margins, which may include controlling overhead and operating expenses and refining our marketing strategies and investments to efficiently attract customers in a crowded and constantly evolving marketplace. One component of these initiatives is a focus on improving the operating performance and long-term growth prospects of Johnny Was, including through driving retail store productivity, elevating the customer experience and enhancing marketing tactics to drive growth across sales channels. A strategic initiative of this nature is inherently challenging and faces significant potential risks, with the current macroeconomic environment and continuing changes in consumer preferences magnifying the challenges facing our brands. We cannot provide assurances that we will successfully execute this initiative or that our strategies will achieve long-term sustainable sales and operating margin expansion. In addition, investments we make in technology, marketing, infrastructure, retail stores and restaurants, office and distribution center facilities, personnel and elsewhere may not yield the full benefits we anticipate, and sales growth may be outpaced by increases in operating costs, putting downward pressure on our operating margins and adversely affecting our results of operations.
The acquisition of new businesses is inherently risky, and we cannot be certain that we will realize the anticipated benefits of any acquisition.
Growth of our business through acquisitions of lifestyle brands that fit within our business model is a key component of our long-term business strategy, and integrating an acquired business, regardless of the size of the acquired operations, is a complex, time-consuming and expensive process. The integration process could create a number of challenges and adverse consequences for us associated with the integration of product lines, support functions, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired business and our existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; operating a business in new geographic territories; diversion of the attention of our management from other areas of our business; and the impairment of relationships with customers of the acquired and existing businesses. As a result of these challenges or other factors, the benefits of an acquisition may not materialize to the extent or within the time periods anticipated.
In addition, the competitive climate for desirable acquisition candidates drives higher market multiples, and we may pay more to consummate an acquisition than the value we ultimately derive from the acquired business. Acquisitions may cause us to incur debt or make dilutive issuances of our equity securities, and may result in certain impairment or amortization charges in our statements of operations. For example, we recognized noncash impairment charges for goodwill and intangible assets of $111 million in Johnny Was in the Fourth Quarter of Fiscal 2023. Additionally, as a result of acquisitions, we may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence, or may incur material, unrecoverable costs to evaluate and pursue an acquisition that is ultimately not consummated.
A key component of our acquisition strategy in recent years has been to acquire or make minority investments in smaller, burgeoning brands. The limited operating history, less experienced management teams and less sophisticated systems, infrastructure and relationships generally associated with such brands may heighten the risks associated with acquisitions generally. Minority investments present additional risks, including the potential disproportionate distraction to our management team relative to the potential financial benefit; the potential for a conflict of interest; the damage to our reputation of associating with a brand which may take actions inconsistent with our values; and the financial risks associated with making an investment in an unproven business model, including the potential for impairment charges.
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
We lease all of our retail store and restaurant locations. Successful operation of our retail stores and restaurants depends, in part, on our ability to identify desirable, brand appropriate locations; the overall ability of the location to attract a consumer base sufficient to make sales volume profitable; our ability to negotiate satisfactory lease terms and employ qualified personnel; and our ability to timely construct and complete any build out and open the location in accordance with our plans. During Fiscal 2024, approximately 47% of our consolidated net sales were generated from our bricks and mortar locations, including retail stores and food and beverage locations, and any decline in the volume of consumer traffic at our retail stores and restaurants could have a negative impact on our sales, gross margins and results of operations. We may experience declines in consumer traffic due to economic conditions, shifts in consumer shopping preferences or technology, decreases in tourism or travel, a decline in the popularity of malls or lifestyle centers in general or at those in which we operate, the closing of anchor stores or other adjacent tenants or otherwise. Our growth may be limited if we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level or the local market reception to a new retail store opening is inconsistent with our expectations.
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
Our levels of debt vary as a result of the seasonality of our business, investments in our operations, acquisitions we undertake and working capital needs. Our debt levels may increase or decrease from time to time under our existing facility or potentially under new facilities, or the terms or forms of our financing arrangements may change. Our indebtedness under the U.S. Revolving Credit Agreement includes certain obligations and limitations, including the periodic payment of principal, interest and unused line fees, maintenance of certain covenants and certain other limitations. The negative covenants in the U.S. Revolving Credit Agreement limit our ability to, among other things, incur debt, guaranty certain obligations, incur liens, pay dividends, repurchase common stock, make investments, sell assets or make acquisitions. These obligations and limitations may increase our vulnerability to adverse economic and industry conditions, place us at a competitive disadvantage compared to any competitors that may be less leveraged and limit our flexibility in carrying out our business plans and planning for, or reacting to, change.
In addition, we are subject to interest rate risk on the indebtedness under our variable rate U.S. Revolving Credit Agreement, particularly in the current macroeconomic environment, which may be further elevated by any increase in our levels of debt. An increase in the interest rate environment would require us to pay a greater amount towards interest on our borrowings.
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
We generate a material percentage of our wholesale sales, which was 19% of our net sales in Fiscal 2024, from a few key customers. Although our largest customer only represented less than 4% of our consolidated net sales in Fiscal 2024, the failure to increase or maintain our sales with our key customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these customers’ business could result in a decrease in our net sales and operating income if we are unable to capture these sales through our direct to consumer operations or other wholesale accounts. Over the last several years, department stores and other large retailers have faced increased competition from online competitors, declining sales and profitability and tightened credit markets, resulting in store closures, bankruptcies and financial restructurings. Restructuring of our customers’ operations, continued store closures or increased direct sourcing by customers could negatively impact our net sales and profitability.
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
We collect, use, store and transmit sensitive and confidential business information and personal information of our customers, employees, suppliers and others as an ongoing part of our business operations, and we are regularly subject to attempts by attackers to gain unauthorized access to our networks, systems and data, or to obtain, change or destroy confidential information. Cybersecurity attacks continue to become increasingly sophisticated, and threat actors are continuously deploying new techniques, including through the use of artificial intelligence, to attempt to penetrate our network security and misappropriate or compromise our assets or disrupt our systems. In addition, customers may use devices or software that are beyond our control environment to purchase our products, which may provide additional avenues for attackers to gain access to confidential information. Additionally, the security systems of businesses that we acquire could pose additional risks to us, such as those related to the collection, use, maintenance and disclosure of data, or present other cybersecurity vulnerabilities.
Despite our implementation of security measures, if an actual or perceived data security breach occurs, whether as a result of cybersecurity attacks, computer viruses, vandalism, ransomware, human error or otherwise, or if there are perceived vulnerabilities in our systems, the image of our brands and our reputation and credibility could be damaged, and, in some cases, our continued operations may be impaired or restricted. Ongoing and increasing costs to enhance cybersecurity protection and prevent, eliminate or mitigate vulnerabilities are significant. Although we have business continuity plans and other safeguards in place, our operations may be adversely affected by an actual or perceived data security breach. Costs to resolve any litigation or to investigate and remediate any actual or perceived breach could result in significant financial losses and expenses, as well as lost sales, and there is no assurance that our existing cyber liability insurance policies will provide coverage for all losses that may result from a data security breach or that sufficient coverage will continue to be available in the future. For example, the SEC recently adopted rules requiring the disclosure of cybersecurity incidents that we determine to be "material," to be made within four business days of such determination, which can be complex, requiring a number of assumptions based on several factors. It is possible that the SEC may not agree with our determinations, which could result in fines, civil litigation or damage to our reputation.While we continue to evolve and modify our business continuity plans, there can be no assurance in an escalating threat environment that they will be effective in avoiding disruption and business impacts.
As part of our routine operations, we also contract with third party service providers, including cloud service providers, to store, process and transmit personal information of our customers and employees. Although we may contractually require that these providers implement reasonable security measures, we cannot guarantee that a security breach will not occur at their location or within their systems. Breaches of confidential information stored or used by our third party service providers or disruptions in their systems may expose us to the same risks as a breach of our own systems, including negative publicity, potential out-of-pocket costs and adverse effects on our business and customer relationships.
In addition, the regulatory environment governing our use of individually identifiable data is complex, and compliance with new and modified state, federal and international privacy and security laws may require us to modify our operations and/or incur costs to make necessary systems changes and implement new administrative processes, which may include deploying additional personnel and protection technologies, training employees and engaging third party experts and consultants. In addition, because we process and transmit payment card information, we are subject to the payment card industry data security standard and card brand operating rules, which provide for a comprehensive set of rules relating to the retention and/or transmission of payment card information. If we or our third party service providers do not comply with the applicable standards, we may be subject to fines or restrictions on our ability to accept payment cards, which could have a material adverse effect on our operations.
Our operations are reliant on information technology, and any interruption or other failure could have an adverse effect on our business or results of operations.
The efficient operation of our business depends on information technology. This requires us to devote significant financial and employee resources to information technology initiatives and operations. Information systems are used in all stages of our operations and as a method of communication, both internally and with our customers, service providers and suppliers. Many of our information technology solutions are operated and/or maintained by third parties, and we rely on cloud-based solutions provided by third parties to allocate resources, manage operations and forecast, account for and report our operating results. Any issues, problems, and errors in the operation of our information systems may impact the effectiveness of our internal controls and our continued ability to timely and accurately report our financial results or successfully operate our business. Additionally, each of our operating groups uses e-commerce websites, point-of-sale systems, enterprise order management systems, warehouse management systems and wholesale ordering systems provided by third parties, including cloud-based solutions, to acquire, manage, sell and distribute goods. Service interruptions may occur as a result of a number of factors, including power outages, consumer traffic levels, computer viruses, sabotage, hacking or other unlawful activities by third parties, human error, disasters or failures to properly install, upgrade, integrate, protect, repair or maintain our various systems, networks and e-commerce websites. All of these events could have a material adverse effect on our financial condition and results of operations. In light of the current geopolitical environment, there are heightened risks that our information technology systems, as well as those of third parties on whom we rely in order to conduct our operations, could be compromised by threat actors.
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
We source substantially all of our products from non-exclusive, third party producers located in foreign countries. Although we place a high value on long-term relationships with our suppliers, we do not have long-term supply contracts but instead conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We also depend on the ability of these third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity, and in some cases, the products we purchase and the raw materials that are used in our products are available only from one source or a limited number of sources. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of available production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. In addition, we may experience disruptions in our supply chain as we continue to diversify the jurisdictions from which we source products and onboard new sourcing agents and suppliers, including in response to increased trade restrictions and tariffs. Any such difficulties may impact our ability to deliver quality products to our customers on a timely basis, increase our costs, negatively impact our customer relationships and result in lower net sales and profits.
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
In addition, initiatives to build new distribution centers or enhance existing distribution centers, or to transition operations among distribution facilities or third party service providers, may be subject to delays, cost overruns, supply chain disruptions or system integration challenges which could result in substantial expense to us, disrupt our operations and divert the attention of our management. We are in the process of implementing a multi-year project to build a new distribution center in the Southeastern United States that will provide significant or exclusive support for all of our brands.

This is a complex initiative and involves the implementation of a new automation solution, warehouse management system and enterprise-level integration strategy. We are reliant on third party service providers for the provision, installation, integration and testing of many of the components of these solutions, and we may face delays and challenges achieving functionality of new systems and integrating new equipment and software with the existing systems supporting our brands. If the completion of the distribution center is delayed, or if we face other challenges transitioning operations to the new distribution center, we may be unable to meet demand during peak selling seasons or otherwise achieve our productivity objectives, and there can be no assurance that our investments will achieve anticipated efficiencies.
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
Employment costs represented approximately 40% of our consolidated SG&A in Fiscal 2024, and we have seen increases in the cost of labor in our retail, restaurant and distribution center operations as well as at many of our suppliers in recent years. Employment costs are affected by labor markets, as well as various federal, state and foreign laws governing matters such as minimum wage rates, overtime compensation and other requirements. In addition, in recent years, there has been significant political pressure and legislative action to increase the minimum wage rate in many of the jurisdictions in which we operate. We have also experienced increases in freight costs and distribution and logistics functions and may continue to see such cost and capacity pressures. Although we attempt to mitigate the effect of increases in our cost of goods sold, labor costs, occupancy costs, other operational costs and SG&A items through sourcing initiatives and by selectively increasing the prices of our products, we may be unable to fully pass on these costs to our customers, and material increases in our costs may reduce the profitability of our operations and/or adversely impact our results of operations.
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
Our operations and retail and restaurant locations are heavily concentrated in the United States and certain geographic areas within the United States, including Florida, California, Texas and Hawaii for our Tommy Bahama operations; Florida for our Lilly Pulitzer operations; California for our Johnny Was operations; and Florida for our Emerging Brands operations. Additionally, the wholesale sales for our businesses are also geographically concentrated, including in geographic areas where we have concentrations of our own retail store and restaurant locations. Due to these concentrations, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, climate-related conditions, natural disasters, public health crises, changing demographics and other factors. In addition, our brands are associated with the resort lifestyle, and many of our retail stores and restaurants are located in destinations that are dependent on travel and tourism. Any decrease in resort travel, including as a result of current macroeconomic conditions, could negatively impact our sales and results of operations.
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
Increases in tariff rates and proposals to implement new tariffs and other trade restrictions on products imported into the United States could result in increases in our product costs and disruptions to our supply chain. Recent actions taken or proposed by the United States include increased tariffs on products imported from China, from which we sourced approximately 39% of our products in Fiscal 2024 and from which Johnny Was has sourced more than 90% of its products in recent years, and proposed tariffs and other restrictive measures on countries with a trade surplus with the United States, such as Vietnam, which represented approximately 24% of our imports in Fiscal 2024. We cannot predict what additional actions might be considered or implemented by the United States or its trade partners, particularly in the current geopolitical environment. Significant tariffs or other restrictions placed on countries from which we import our products, and any related countermeasures that are taken by such countries, could have an adverse effect on our sales, gross margins, financial condition or results of operations. We are closely monitoring the evolving tariff landscape and evaluating our responses, which may include shifts in sourcing strategies, price adjustments, or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the impact of such tariffs or trade restrictions. At this time, the overall impact on our business related to these tariffs remains uncertain and depends on multiple factors, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted trade partners, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges. Any efforts we make to diversify the countries from which we source products in response to such tariffs and restrictions could result in increased costs and disruptions to our operations. We may be unable to successfully or timely identify new manufacturers with capacity to meet our requirements on terms acceptable to us, and the process of onboarding and transitioning to new suppliers may result in increased costs and fulfillment delays.
Our business is subject to various federal, foreign, state and local laws and regulations, and the costs of compliance with, or the violation of, such laws and regulations could have an adverse effect on our costs or operations.
We are subject to an increasing number of evolving and stringent standards, laws and other regulations, including those relating to labor, employment, privacy and data security, consumer protection, marketing, health, product performance, content and safety, anti-bribery, taxation, customs, logistics and other operational matters. These laws and regulations, in the United States and abroad, are complex and often vary widely by jurisdiction. As we expand to new markets, including, for example, Tommy Bahama’s expansion into New Zealand starting late in Fiscal 2024, we may face challenges ensuring that we are currently or will in the future be compliant with all applicable laws and regulations in all the states and countries in which we operate. In addition to the local laws of the foreign countries in which we operate, we are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. If any of our international operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.
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
Any violation or perceived violation of our Supplier Code of Conduct or supplier corporate responsibility program, including by our manufacturers or vendors, could have a material adverse effect on our brands.
We have a robust corporate responsibility program that incorporates legal, social, environmental and traceability components, including a Supplier Code of Conduct and supplier compliance standards. The reputation of our brands could be harmed if we or our third-party producers and vendors, substantially all of which are located outside the United States, fail to meet appropriate human rights, environmental, product safety and product quality standards. Despite our efforts, we cannot ensure that our producers and vendors will at all times conduct their operations in accordance with our corporate responsibility requirements or that the products we purchase will always meet our safety and quality control standards, and any failure to do so could disrupt our supply chain and adversely affect our business operations.
The presence or perception of forced labor in our supply chain in spite of our efforts to ensure that our third-party producers and vendors meet human rights and labor standards could result in adverse impacts on our business, including the detention of goods at U.S. ports of entry, challenges in identifying replacement vendors and harm to our reputation. While we have diversified the jurisdictions from which we source products and product inputs, our manufacturing operations remain concentrated in Asia, cotton is among the principal raw materials used in many of our goods and even the cotton used in our products manufactured outside of China largely originates from Chinese fabric mills. Starting in Fiscal 2020, the U.S. Government issued withhold release orders in response to concerns regarding forced labor in the Xinjiang Uyghur Autonomous Region (the “XUAR”) of China. The XUAR is a globally significant source of cotton production. The Uyghur Forced Labor Prevention Act (“UFLPA”), which was enacted in 2021, created a rebuttable presumption that goods produced in whole or in part in the XUAR or connected with certain listed companies were produced using forced labor and are, therefore, barred from entry into the United States. Requirements for enhanced supply chain traceability, monitoring and risk screening, including pursuant to the UFLPA, have increased our compliance costs. Furthermore, while we do not knowingly source any products or product inputs from the XUAR, we have no known involvement with any entity list company and we prohibit our suppliers from using forced labor, our supply chain is complex, and we may not have the ability to completely map and monitor it. We could be subject to penalties, fines or sanctions if any of the producers from which we purchase goods is found or suspected to have dealings, directly or indirectly, with the XUAR or entity list companies, and any actions taken by customs officials to block the import of products suspected of being manufactured with forced labor, whether or not founded, could adversely impact our operations and financial results.
As a multi-national apparel company, we may experience fluctuations in our tax liabilities and effective tax rate.
As a multi-national apparel company, we are subject to income taxes in the United States and various foreign jurisdictions. We record our income tax liability based on an analysis and interpretation of local tax laws and regulations, which requires a significant amount of judgment and estimation. In addition, we may from time to time modify our operations in an effort to minimize our consolidated income tax expense. Our effective income tax rate in any particular period or in future periods may be affected by a number of factors, including a shift in the mix of revenues, income and/or losses among domestic and international sources during a year or over a period of years; changes in tax laws, regulations or international tax treaties; the outcome of income tax audits; the difference between the income tax deduction and the previously recognized income tax benefit related to the vesting of equity-based compensation awards; and the resolution of uncertain tax positions, any of which could adversely affect our effective income tax rate and profitability. Further, changes to U.S. and foreign tax laws, as a result of the recent U.S. presidential administration change or otherwise, and compliance with new tax laws could have a material adverse effect on our tax expense, cash flows and operations. Although we cannot predict whether or in what form these proposals will pass, several current proposals, if enacted into law, could have an adverse impact on our effective tax rate and income tax expense.
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
Our senior management has substantial experience in the apparel and related industries, with our Chairman and Chief Executive Officer Mr. Thomas C. Chubb III having worked with our company for more than 35 years, including in various executive management capacities. Our success depends on disciplined execution at all levels of our organization, including our senior management, and continued succession planning. Competition for qualified personnel is intense, and we compete to attract and retain these individuals with other companies that may have greater financial resources than us. While we believe that we have depth within our management team, the unexpected loss of any of our senior management, or the unsuccessful integration of new leadership, could harm our business and financial performance. In addition, we may be unable to retain or recruit qualified personnel in key areas such as product design, sales, marketing (including individuals with key insights into digital and social media marketing strategies), distribution, technology, sourcing and other support functions, which could result in missed sales opportunities and harm to key business relationships.
In recent years, we have experienced staffing shortages, higher turnover rates and challenges in recruiting and retaining qualified employees at all levels of our organization, which may continue in the future. Our inability or failure to recruit, retain and effectively develop skilled personnel could adversely impact our business, financial performance, reputation, ability to keep up with the needs of our customers and overall customer satisfaction.
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
Our common stock, which is currently listed on the New York Stock Exchange, may be subject to extreme and unpredictable fluctuations in price. The market price of our common stock may decline, or litigation may ensue, if the results of our operations or projected results do not meet the expectations of securities analysts or our shareholders, investors are unreceptive to an announcement of changes in our business or our strategic initiatives or securities analysts who follow our company change their ratings or estimates of our future performance. The stock market has also experienced periods of general volatility which result in fluctuations in stock prices unrelated or disproportionate to operating performance, and our stock price may change suddenly as a result of factors beyond our control, including general economic conditions, new or modified legislation impacting our industry, announcements by our competitors, or sales of our stock by existing shareholders. We cannot provide assurances that there will continue to be an active trading market for our stock, and the price of our common stock may also be affected by illiquidity or perceived illiquidity of our shares.
We have paid dividends in each quarter since we became a public company in July 1960, and our Board of Directors from time to time has authorized share repurchase programs under which we have repurchased shares of our common stock. We may discontinue or reduce dividend payments, or implement, modify, suspend or eliminate share repurchase programs, based upon several factors, including the terms of our credit facility and applicable law, the need for funding for our strategic initiatives or other capital expenditures and our future cash needs. Any modification or suspension of dividends or share repurchase programs could cause our stock price to decline. In addition, we cannot be certain that any share repurchase program we implement will meet the expectations of our investors. We also may be subject, from time to time, to legal and business challenges or disruptions in the operation of our company due to actions instituted by activist shareholders or others.

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
Item 1B.   Unresolved Staff Comments
None.
Item 1C.   Cybersecurity
We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our overall risk management system. We obtain input, as appropriate, for our cybersecurity risk management program from threat intelligence services, cybersecurity consultants, and multiple external sources. Our cybersecurity program is managed by our Head of Cyber Security, whose team is responsible for leading enterprise-wide cybersecurity strategy, risk assessment, and management policies, standards, architecture, and processes. The Head of Cyber Security has a master’s degree in cybersecurity, maintains industry certifications, and has over 20 years of prior work experience in various roles involving information technology, cybersecurity, and compliance. We augment our cybersecurity team with consultants, contract resources, and managed security service providers when needed. Our executive leadership team is responsible for our overall enterprise risk management system and processes and, along with the Head of Cyber Security, regularly consider cybersecurity risks in the context of other material risks to the company.
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
As of the date of this Annual report on Form 10-K, we do not believe any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents or provide assurances that we have not experienced an undetected cybersecurity incident. In addition, while we have implemented a risk management process to mitigate cybersecurity risks that arise from utilizing third party service providers, suppliers, and vendors, our control over and ability to monitor the security posture of third parties with whom we do business remains limited and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by such third parties.
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
Details of the principal administrative, sales and distribution facilities used in our operations, including approximate square footage, are as follows:

Location	Primary Use	Operating Segment	Square Footage	Lease Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	125,000	2037
Auburn, Washington	Distribution center	Tommy Bahama	335,000	2035
King of Prussia, Pennsylvania	Sales/administration and distribution center	Lilly Pulitzer	160,000	Owned
Los Angeles, California	Sales/administration	Johnny Was	30,000	2032
Atlanta, Georgia (1)	Sales/administration	Corporate/Other	23,000	2025
Lyons, Georgia	Distribution center	Various	420,000	Owned
(1)The Atlanta, Georgia sales and administration office will be moved within the same building in Atlanta, Georgia in Fiscal 2025 to a new 17,000 square foot space with a lease expiring in 2037.
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
PART II
Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 24, 2025, there were 199 record holders of our common stock.
On March 24, 2025, our Board of Directors approved a cash dividend of $0.69 per share payable on May 2, 2025 to shareholders of record as of the close of business on April 17, 2025. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends or repurchases of our common stock. For details about limitations on our ability to pay dividends, see the discussion of our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”) in Note 6 of our consolidated financial statements and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during Fiscal 2024.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We have certain stock incentive plans as described in Note 9 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Fourth Quarter of Fiscal 2024, no shares were repurchased pursuant to these plans.
As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2024, on December 10, 2024, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. No shares were repurchased during the Fourth Quarter of Fiscal 2024 and $100 million remained under the Board of Directors’ authorization as of February 1, 2025. During Fiscal 2024, we did not repurchase any shares of our stock pursuant to any previous authorization.
Subsequent to February 1, 2025, we initiated, and completed, a $50 million open market stock repurchase program (Rule 10b5-1 plan) under the December 10, 2024 authorization to acquire shares of our stock. Under this plan, we acquired 842,000 shares of our stock at an average price of $59.38 for $50 million.
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration.
Stock Price Performance Graph
The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years, beginning February 1, 2020, and ending February 1, 2025, of (1) The S&P SmallCap 600 Index and (2) The S&P 500 Apparel, Accessories and Luxury Goods.

Comparison of Cumulative Total Return
Oxford Industries, Inc.
S&P SmallCap 600 Index
S&P 500 Apparel, Accessories & Luxury Goods
DOLLARS
250
200
150
100
50
0
2/1/2020
1/30/2021
1/29/2022
1/28/2023
2/3/2024
2/1/2025

	INDEXED RETURNS
	Base Period	Years Ended
Company / Index	2/1/20	1/30/21	1/29/22	1/28/23	2/3/24	2/1/25
Oxford Industries, Inc.	100	96.01	121.22	179.78	151.44	136.01
S&P SmallCap 600 Index	100	123.18	133.42	133.11	138.39	160.08
S&P 500 Apparel, Accessories & Luxury Goods	100	97.80	96.33	70.25	57.39	62.76
Item 6.  Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations, cash flows, liquidity and capital resources compares Fiscal 2024 to Fiscal 2023 and should be read in conjunction with our consolidated financial statements contained in this report.
The results of operations, cash flows, liquidity and capital resources for Fiscal 2023 compared to Fiscal 2022 are not included in this report on Form 10-K. For a discussion of our results of operations, cash flows, liquidity and capital resources for Fiscal 2023 compared to Fiscal 2022 and certain other financial information related to Fiscal 2023 and Fiscal 2022, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our 2023 Annual Report on Form 10-K, filed with the SEC on April 1, 2024, which is available on the SEC’s website at www.sec.gov and under the Investor Relations section of our website at www.oxfordinc.com.
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
In Fiscal 2022, we acquired Johnny Was. Johnny Was products are sold through the Johnny Was website and full-price retail stores and outlets as well as select department stores and specialty stores. The financial information included in the results of operations discussion below for Fiscal 2022 includes only the nineteen weeks from the September 19, 2022 acquisition date through January 28, 2023. Therefore, the amounts included in the results of operations below for Fiscal 2022 are not indicative of results for a full year. Refer to Note 4 of our consolidated financial statements included in this report for additional information about the Johnny Was acquisition.
During Fiscal 2024, 81% of our consolidated net sales were through our direct to consumer channels of distribution, which consist of our brand specific full-price retail stores, e-commerce websites and outlets, as well as our Tommy Bahama food and beverage operations. The remaining 19% of our net sales was generated through our wholesale distribution channels, which complement our direct to consumer operations and provide access to a larger base of consumers. Our wholesale operations consist of sales of products bearing the trademarks of our lifestyle brands to various specialty stores, better department stores, Signature Stores, multi-branded e-commerce retailers and other retailers.
For additional information about our business and each of our operating segments, see Part I, Item 1. Business included in this report. Important factors relating to certain risks which could impact our business are described in Part I, Item 1A. Risk Factors of this report.
Industry Overview
We operate in a highly competitive apparel market. No single apparel firm or small group of apparel firms dominates the apparel industry, and our competitors vary by operating segment and distribution channel. The apparel industry is cyclical and very dependent on the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Also, in recent years consumers have chosen to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries due, in part, to apparel purchases often being more of a discretionary purchase.
This competitive and evolving environment requires that brands and retailers approach their operations, including marketing and advertising, very differently than they have historically and may result in increased operating costs and investments to generate growth or even maintain existing sales levels. The competition and evolution within the industry present significant risks, particularly in the current macroenvironment, with heightened concerns about inflation, compounded by significant uncertainty about U.S. trade and tax regulations, geopolitical issues, the availability and cost of credit and elevated interest rates for prolonged periods. Other factors such as disruptions to global shipping and distribution networks from the recent attacks on commercial shipping vessels in the Red Sea have led to container shortages and changes to vessel availability resulting in shipment delays and increased freight costs. The future geopolitical landscape also remains particularly uncertain following the results of the recent elections in the United States in November 2024. Any resulting changes in international trade relations, legislation and regulations, including those related to taxation and importation, notably, the new administration’s implementation of recently enacted tariffs and threats of additional tariff increases, economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results. These factors, when combined with heightened promotional activity in our industry, create a complex and challenging retail environment, which impacted our businesses and financial results during Fiscal 2024 and has exacerbated some of the inherent challenges to our operations and may continue to do so in the future. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses.
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
Key Operating Results
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for Fiscal 2024 and Fiscal 2023:

	Fiscal
	Fiscal 2024	Fiscal 2023
Net sales	$1,516,601	$1,571,475
Operating income	$119,036	$80,982
Net earnings	$92,973	$60,703
Net earnings per diluted share	$5.87	$3.82
Weighted average shares outstanding - diluted	15,827	15,906
Net earnings per diluted share were $5.87 in Fiscal 2024 compared to $3.82 in Fiscal 2023. The 54% increase in net earnings per diluted share was primarily due to the 53% increase in net earnings. The increase in net earnings in Fiscal 2024 was due to (1) the absence of $114 million in impairment charges in goodwill, intangible assets, and equity method investments recognized in Fiscal 2023, (2) decreased interest expense and (3) improved operating results in Corporate and Other. These increases were partially offset by (1) lower operating results in Tommy Bahama and Lilly Pulitzer and (2) a higher effective tax rate.
OPERATING SEGMENTS
We identify our operating segments based on the way the chief operating decision maker ("CODM") organizes the components of our business for purposes of allocating resources and assessing performance. Our operating segment structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Subsequent to our acquisition of

Johnny Was in Fiscal 2022, our business is organized as our Tommy Bahama, Lilly Pulitzer, Johnny Was and Emerging Brands reportable segments. For a more extensive description of our reportable segments and Corporate and Other, see Part I, Item 1. Business and Note 2 of our consolidated financial statements, both included in this Annual Report on Form 10-K.
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
For purposes of our disclosures, comparable sales consists of sales through e-commerce sites and any physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel or other event which would result in a closure for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space or (3) a relocation to a new space that is significantly different from the prior retail space (including relocations to accommodate an adjacent Tommy Bahama food and beverage concept). For those stores which are excluded based on the preceding sentence, the stores continue to be excluded from comparable sales until the criteria for a new store is met subsequent to the remodel, relocation, or other event. A full-price retail store that is remodeled will generally continue to be included in our comparable sales metrics as a store is not typically closed for longer than a two-week period during a remodel; however, a full-price retail store that is relocated generally will not be included in our comparable sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year because the size or other characteristics of the store typically change significantly from the prior location. Any stores that were closed during the prior fiscal year or current fiscal year, or which we expect to close or vacate in the current fiscal year, as well as any pop-up or temporary store locations, are excluded from our comparable sales metrics.
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

	February 1, 2025	February 3, 2024	January 28, 2023	January 29, 2022
Tommy Bahama full-price retail stores	106	102	103	102
Tommy Bahama retail-food and beverage locations	24	22	21	21
Tommy Bahama outlets	36	34	33	35
Total Tommy Bahama locations	166	158	157	158
Lilly Pulitzer full-price retail stores	64	60	59	58
Johnny Was full-price retail stores	77	72	65	—
Johnny Was outlets	3	3	2	—
Total Johnny Was locations	80	75	67	—
Southern Tide full-price retail stores	30	19	6	4
TBBC full-price retail stores	5	3	3	1
Total Oxford direct to consumer locations	345	315	292	221
RESULTS OF OPERATIONS
The following table sets forth the specified line items in our consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding.

	Fiscal 2024		Fiscal 2023		Fiscal 2022
Net sales	$1,516,601	100.0%	$1,571,475	100.0%	$1,411,528	100.0%
Cost of goods sold	562,030	37.1%	575,890	36.6%	522,673	37.0%
Gross profit	954,571	62.9%	995,585	63.4%	888,855	63.0%
SG&A	854,849	56.4%	820,705	52.2%	692,004	49.0%
Impairment of goodwill and intangible assets	—	—%	113,611	7.2%	—	—%
Royalties and other operating income	19,314	1.3%	19,713	1.3%	21,923	1.6%
Operating income	119,036	7.8%	80,982	5.2%	218,774	15.5%
Interest expense, net	2,468	0.2%	6,036	0.4%	3,049	0.2%
Earnings before income taxes	116,568	7.7%	74,946	4.8%	215,725	15.3%
Income taxes	23,595	1.6%	14,243	0.9%	49,990	3.5%
Net earnings	$92,973	6.1%	$60,703	3.9%	$165,735	11.7%

Net earnings per share	$5.87		$3.82		$10.19

Weighted average shares outstanding - diluted	15,827		15,906		16,259

The following table presents the proportion of our consolidated net sales, including the net sales of Johnny Was that was acquired during Fiscal 2022, by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Retail	39%	39%	39%
E-commerce	34%	34%	33%
Food and beverage	8%	7%	8%
Wholesale	19%	20%	20%
Total	100%	100%	100%
FISCAL 2024 COMPARED TO FISCAL 2023
The discussion and tables below compare certain line items included in our consolidated statements of operations for Fiscal 2024, which includes 52 weeks, to Fiscal 2023, which includes 53 weeks, except where indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.
Net Sales

	Fiscal
	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$869,604	$898,807	$(29,203)	(3.2%)
Lilly Pulitzer	323,917	343,499	(19,582)	(5.7%)
Johnny Was	194,978	202,859	(7,881)	(3.9%)
Emerging Brands	128,428	126,825	1,603	1.3%
Corporate and Other	(326)	(515)	189	(36.7)%
Consolidated net sales	$1,516,601	$1,571,475	$(54,874)	(3.5%)
Consolidated net sales were $1.5 billion in the 52 week Fiscal 2024 compared to net sales of $1.6 billion in the 53 week Fiscal 2023. Net sales decreased in Tommy Bahama, Lilly Pulitzer, and Johnny Was, which were partially offset by increased sales in Emerging Brands. We estimate that the 53rd week in Fiscal 2023 provided an approximate $16 million benefit to our consolidated net sales for the prior year.
The decrease in net sales by distribution channel consisted of the following:
•a decrease in wholesale sales of $31 million, or 10%, including (1) a $17 million decrease in Tommy Bahama, (2) an $8 million decrease in Emerging Brands, (3) a $4 million decrease in Johnny Was and (4) a $2 million decrease in Lilly Pulitzer;
•a decrease in e-commerce sales of $19 million, or 4%, including (1) an $18 million decrease in Lilly Pulitzer, (2) a $2 million decrease in Tommy Bahama and (3) a $1 million decrease in Johnny Was. These decreases were partially offset by a $2 million increase in Emerging Brands;
•a decrease in full-price retail store sales of $9 million, or 2%, including (1) a $14 million decrease in Tommy Bahama and (2) a $2 million decrease in Johnny Was. These decreases were partially offset by (1) a $7 million increase in Emerging Brands and (2) a $1 million increase in Lilly Pulitzer;
•an increase in outlet sales of $2 million, or 3%, including a $3 million increase in Tommy Bahama. This increase was partially offset by a $1 million decrease in Johnny Was; and
•an increase in food and beverage sales of $1 million, or 1%.

Tommy Bahama:
Tommy Bahama net sales decreased $29 million, or 3%, in Fiscal 2024, with a decrease in (1) wholesale sales of $17 million, or 11%, driven primarily by decreases in sales to off-price, department store, and specialty store wholesale customers, (2) full-price retail sales of $14 million, or 4%, and (3) e-commerce sales of $2 million, or 1%. These decreases were partially offset by an increase in (1) outlet sales of $3 million, or 5%, and (2) food and beverage sales of $1 million, or 1%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Fiscal 2024	Fiscal 2023
Retail	45%	45%
E-commerce	26%	25%
Food and beverage	13%	13%
Wholesale	16%	17%
Total	100%	100%
Lilly Pulitzer:
Lilly Pulitzer net sales decreased $20 million, or 6%, in Fiscal 2024, with a decrease in (1) e-commerce sales of $18 million, or 11%, and (2) wholesale sales of $2 million, or 3%. These decreases were partially offset by an increase in retail sales of $1 million, or 1%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Fiscal 2024	Fiscal 2023
Retail	35%	33%
E-commerce	48%	51%
Wholesale	17%	16%
Total	100%	100%
Johnny Was:
Johnny Was net sales decreased $8 million, or 4%, in Fiscal 2024, with a decrease in (1) wholesale sales of $4 million, or 10%, (2) full-price retail sales of $2 million, or 3%, (3) outlet sales of $1 million, or 23%, and (4) e-commerce sales of $1 million, or 1%. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	Fiscal 2024	Fiscal 2023
Retail	38%	38%
E-commerce	43%	41%
Wholesale	19%	21%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales increased $2 million, or 1%, in Fiscal 2024, including (1) an increase in sales in Jack Rogers that was acquired during the Fourth Quarter of Fiscal 2023 and (2) an increase in Duck Head sales. These increases were partially offset by a decrease in (1) Southern Tide sales and (2) TBBC sales. By distribution channel, increased net sales included (1) an increase in retail sales as we opened new retail locations and (2) e-commerce sales. These increases were partially offset by a decrease in wholesale sales. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	Fiscal 2024	Fiscal 2023
Retail	17%	11%
E-commerce	44%	43%
Wholesale	39%	46%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating segments.
Gross Profit
The tables below present gross profit by reportable segment and Corporate and Other and in total for Fiscal 2024 and Fiscal 2023, as well as the change between those two periods and gross margin by reportable segment and Corporate and Other and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$548,866	$579,118	$(30,252)	(5.2%)
Lilly Pulitzer	209,025	226,206	(17,181)	(7.6%)
Johnny Was	127,094	137,567	(10,473)	(7.6%)
Emerging Brands	73,675	61,798	11,877	19.2%
Corporate and Other	(4,089)	(9,104)	5,015	NM %
Consolidated gross profit	$954,571	$995,585	$(41,014)	(4.1%)
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,304	$9,605

	Fiscal 2024	Fiscal 2023
Tommy Bahama	63.1%	64.4%
Lilly Pulitzer	64.5%	65.9%
Johnny Was	65.2%	67.8%
Emerging Brands	57.4%	48.7%
Corporate and Other	NM %	NM %
Consolidated gross margin	62.9%	63.4%
The decreased gross profit of 4% was primarily due to (1) the 3% decrease in net sales and (2) decreased consolidated gross margin. The decreased gross margin was primarily due to full-price retail and e-commerce sales representing a lower proportion of net sales at Tommy Bahama, Lilly Pulitzer and Johnny Was with more sales occurring during promotional and clearance events. This decrease was partially offset by (1) a $6 million lower LIFO accounting charge in Fiscal 2024 compared to Fiscal 2023, (2) higher gross margin in Emerging Brands driven by decreased promotional and off-price sales resulting from improved inventory levels and (3) a change in sales mix with wholesale sales representing a lower proportion of net sales. We estimate that the 53rd week in Fiscal 2023 resulted in approximately $10 million of additional gross profit in the prior year.
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
Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments that resulted in a $6 million lower charge in Fiscal 2024 compared to Fiscal 2023. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating segment in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating segment in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.
SG&A

	Fiscal 2024	Fiscal 2023	$ Change	% Change
SG&A	$854,849	$820,705	$34,144	4.2%
SG&A (as a % of net sales)	56.4%	52.2%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$10,870	$13,852
Johnny Was Distribution Center relocation costs	$3,046	$—
SG&A was $855 million in Fiscal 2024 compared to SG&A of $821 million in Fiscal 2023 with approximately $24 million, or 71%, of the increase due to the increase in bricks and mortar retail locations. The 4% increase in total SG&A in Fiscal 2024 included the following, each of which includes the SG&A of the new bricks and mortar locations:
•$11 million increase in occupancy costs primarily due to new retail store and Marlin Bar locations;
•$7 million increase in depreciation expense primarily due to new retail stores and Marlin Bar locations;
•$7 million increase in software subscription and consulting costs associated with IT projects;
•$6 million increase in advertising costs due to increases in market advertising rates; and

•$6 million in increased employment costs, primarily related to new bricks and mortar retail locations.
These increases were partially offset by:
•$3 million decrease in amortization of intangible assets; and
•$2 million decrease in incentive compensation.
We estimate that the 53rd week in Fiscal 2023 resulted in approximately $11 million of incremental SG&A.
Impairment of goodwill, intangible assets and equity method investments
There were no impairment charges recognized for goodwill, intangible assets or equity method investments in Fiscal 2024. In Fiscal 2023, noncash impairment charges for goodwill and intangible assets totaling $111 million were recognized in the Johnny Was reporting unit. Refer to Note 5 in the consolidated financial statements included in this report for additional disclosure regarding the Johnny Was impairment charges recognized in Fiscal 2023. We also recognized noncash impairment charges of $2 million related to an equity method investment in a smaller lifestyle brand in the Emerging Brands reporting unit. Refer to “Equity Investments in Unconsolidated Entities” in Note 1 in the consolidated financial statements for additional disclosure regarding the impairment charge recognized in Fiscal 2023.
Royalties and other operating income

	Fiscal 2024	Fiscal 2023	$ Change	% Change
Royalties and other operating income	$19,314	$19,713	$(399)	(2.0)%
Notable items included in amounts above:
Gain on sale of Merida manufacturing facility	$—	$(1,756)
Royalties and other operating income typically consist of royalty income received from third parties from the licensing of our brands. Royalty income in Fiscal 2024 was comparable to Fiscal 2023. The absence of a $2 million gain recorded in Fiscal 2023 on the sale of the Merida manufacturing facility in Mexico previously operated by our Lanier Apparel operating group, which we exited in Fiscal 2021, was partially offset by increased royalty income received from third parties.
Operating income (loss)

	Fiscal 2024	Fiscal 2023	$ Change	% Change
Tommy Bahama	$117,267	$160,543	$(43,276)	(27.0)%
Lilly Pulitzer	39,095	56,110	(17,015)	(30.3)%
Johnny Was	(8,763)	(104,776)	96,013	(91.6)%
Emerging Brands	6,899	6,714	185	2.8%
Corporate and Other	(35,462)	(37,609)	2,147	NM %
Consolidated operating income	$119,036	$80,982	$38,054	47.0%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,304	$9,605
Amortization of Johnny Was intangible assets	$10,870	$13,852
Johnny Was goodwill and intangible asset impairment charge	$—	$111,136
Impairment of investment in unconsolidated entity	$—	$2,475
Gain on sale of Merida manufacturing facility	$—	$(1,756)
Operating income was $119 million in Fiscal 2024 compared to $81 million in Fiscal 2023. The increased operating income was primarily due to the absence of (1) a $111 million impairment charge for goodwill and intangible assets in the Johnny Was reporting unit recorded in Fiscal 2023, (2) a $2 million impairment charge in an investment in an unconsolidated entity in the Emerging Brands reporting unit in Fiscal 2023 and (3) improved operating results in Corporate and Other. These increases were partially offset by lower operating income in Tommy Bahama and Lilly Pulitzer. Changes in operating income (loss) by operating segment are discussed below.
Tommy Bahama:

	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$869,604	$898,807	$(29,203)	(3.2%)
Gross profit	$548,866	$579,118	$(30,252)	(5.2%)
Gross margin	63.1%	64.4%
Operating income	$117,267	$160,543	$(43,276)	(27.0)%
Operating income as % of net sales	13.5%	17.9%
The decreased operating income for Tommy Bahama was due to (1) decreased net sales, (2) increased SG&A and (3) lower gross margin. The increased SG&A was primarily due to (1) $11 million of increased SG&A associated with new retail stores and Marlin Bar locations with retail and food and beverage operations, including related employment costs, occupancy costs, depreciation expense and other administrative expenses, (2) $3 million of increased advertising costs and (3) $3 million of increased software related costs. These increases were partially offset by a $6 million decrease in employment costs not associated with new retail stores and Marlin Bar locations.
Lilly Pulitzer:

	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$323,917	$343,499	$(19,582)	(5.7%)
Gross profit	$209,025	$226,206	$(17,181)	(7.6%)
Gross margin	64.5%	65.9%
Operating income	$39,095	$56,110	$(17,015)	(30.3)%
Operating income as % of net sales	12.1%	16.3%
The decreased operating income for Lilly Pulitzer was primarily due to (1) decreased net sales and (2) lower gross margin. SG&A in Fiscal 2024 was comparable to Fiscal 2023. SG&A was largely flat with increases of $3 million associated with new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense. These increases were partially offset by a decrease in employment costs not associated with new retail stores of $3 million.
Johnny Was:

	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$194,978	$202,859	$(7,881)	(3.9%)
Gross profit	$127,094	$137,567	$(10,473)	(7.6%)
Gross margin	65.2%	67.8%
Operating loss	$(8,763)	$(104,776)	$96,013	91.6%
Operating loss as % of net sales	(4.5)%	(51.6)%
Notable items included in amounts above:
Johnny Was goodwill and intangible asset impairment charge	$—	$111,136
Amortization of Johnny Was intangible assets	$10,870	$13,852
Johnny Was Distribution Center relocation costs	$3,046	$—
The increased operating results for Johnny Was was primarily due to the absence of a $111 million impairment charge for goodwill and intangible assets recorded in Fiscal 2023. The absence of an impairment charge was partially offset by (1) decreased net sales, (2) increased SG&A and (3) lower gross margin. The increased SG&A was primarily due to (1) $4 million of higher SG&A associated with new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense and (2) $3 million of costs related to the relocation of Johnny Was' distribution center operations from Los Angeles, California to Lyons, Georgia including systems integrations, employee transitional arrangements, moving costs and occupancy expenses related to the vacated distribution centers. These increases were partially offset by $3 million of decreased amortization of acquired intangible assets.
Emerging Brands:

	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$128,428	$126,825	$1,603	1.3%
Gross profit	$73,675	$61,798	$11,877	19.2%
Gross margin	57.4%	48.7%
Operating income	$6,899	$6,714	$185	2.8%
Operating income as % of net sales	5.4%	5.3%
Notable items included in amounts above:
Impairment of investment in unconsolidated entity	$—	$2,475
Operating income in Fiscal 2024 was comparable to Fiscal 2023. Increases in operating income included (1) higher gross margin, (2) the absence of a $2 million impairment charge in an unconsolidated entity recorded in Fiscal 2023 and (3) increased net sales. These increases were partially offset by increased SG&A. The increased SG&A included (1) higher SG&A associated with new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense and (2) the addition of Jack Rogers in the Fourth Quarter of Fiscal 2023.
Corporate and Other:

	Fiscal 2024	Fiscal 2023	$ Change	% Change
Net sales	$(326)	$(515)	$189	NM %
Gross profit	$(4,089)	$(9,104)	$5,015	NM %
Operating loss	$(35,462)	$(37,609)	$2,147	NM %
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,304	$9,605
Gain on sale of Merida manufacturing facility	$—	$(1,756)
The improved operating results in Corporate and Other were primarily a result of a $6 million lower LIFO accounting charge in Fiscal 2024 relative to Fiscal 2023. This improvement was partially offset by (1) increased SG&A, including increased employment costs partially offset by decreased incentive compensation and (2) the absence of a $2 million gain on the sale of the Merida manufacturing facility in Mexico.
Interest expense, net

	Fiscal 2024	Fiscal 2023	$ Change	% Change
Interest expense, net	$2,468	$6,036	$(3,568)	(59.1%)
The lower interest expense in Fiscal 2024 was primarily due to lower average outstanding debt during Fiscal 2024 than Fiscal 2023.
Income taxes

	Fiscal 2024	Fiscal 2023	$ Change	% Change
Income tax expense	$23,595	$14,243	$9,352	65.7%
Effective tax rate	20.2%	19.0%
Both Fiscal 2024 and Fiscal 2023 benefited from the net favorable impact of certain items that resulted in a lower tax rate than the more typical annual effective tax rate of approximately 25%. Thus, the effective tax rates for Fiscal 2024 and Fiscal 2023 are not indicative of the effective tax rate expected in future periods. Refer to Note 11 of our consolidated financial statements included in this report for our income tax rate reconciliation and other information about our income tax expense for Fiscal 2024 and Fiscal 2023.

The income tax expense in Fiscal 2024 reflects the benefit derived from an increase in research and development tax credits, a reduction in income tax expense as a result of the receipt of interest from a U.S. federal NOL carryback claim, a benefit attributable to the vesting of restricted stock awards at a price exceeding the grant date fair value, favorable effects of changes in the fair value of life insurance policies, and benefits associated with certain adjustments pertaining to U.S. taxation on foreign earnings. These favorable items were partially offset by unfavorable items related to the non-deductible amounts associated with executive compensation and an increase in uncertain tax positions.
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
Net earnings

	Fiscal 2024	Fiscal 2023
Net sales	$1,516,601	$1,571,475
Operating income	$119,036	$80,982
Net earnings	$92,973	$60,703
Net earnings per diluted share	$5.87	$3.82
Weighted average shares outstanding - diluted	15,827	15,906
Net earnings per diluted share were $5.87 in Fiscal 2024 compared to $3.82 in Fiscal 2023. The 54% increase in net earnings per diluted share was primarily due to the 53% increase in net earnings. The increase in net earnings in Fiscal 2024 was primarily due to (1) the absence of $114 million in impairment charges in goodwill, intangible assets, and equity method investments recognized in Fiscal 2023, (2) decreased interest expense and (3) improved operating results in Corporate and Other. These increases were partially offset by (1) lower operating results in Tommy Bahama and Lilly Pulitzer and (2) a higher effective tax rate.
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
We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities will provide (1) sufficient cash over both the short and long term to satisfy our ongoing operating cash requirements, (2) ample funds to continue to invest in our lifestyle brands, direct to consumer initiatives and information technology projects, (3) additional cash flow to repay outstanding debt and (4) sufficient cash for other strategic initiatives such as acquisitions and share repurchases. Also, if cash inflows are less than cash outflows, we have access to amounts under our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”), subject to its terms, which is described below.

Working Capital

($ in thousands)	February 1, 2025	February 3, 2024	$ Change	% Change
Total current assets	$292,782	$293,115	$(333)	(0.1)%
Total current liabilities	$248,275	$240,644	7,631	3.2%
Working capital	$44,507	$52,471	$(7,964)	(15.2)%
Working capital ratio	1.18	1.22
Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of February 1, 2025 were comparable to February 3, 2024 primarily due to decreases in (1) income tax receivables of $14 million and (2) prepaid expenses and other current assets of $5 million. These decreases were offset by an increase in (1) receivables of $9 million, (2) inventories of $8 million and (3) cash and cash equivalents of $2 million. Current liabilities as of February 1, 2025 increased from February 3, 2024 primarily due to increases in accounts payable of $19 million. This increase was partially offset by decreases in (1) current operating lease liabilities of $6 million, (2) retail return reserve liabilities of $3 million and (3) accrued taxes payable of $1 million.
Balance Sheet
The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of February 1, 2025 as compared to February 3, 2024.
Current Assets:

	February 1, 2025	February 3, 2024	$ Change	% Change
Cash and cash equivalents	$9,470	$7,604	$1,866	24.5%
Receivables, net	72,433	63,362	9,071	14.3%
Inventories, net	167,287	159,565	7,722	4.8%
Income tax receivable	5,323	19,549	(14,226)	(72.8)%
Prepaid expenses and other current assets	38,269	43,035	(4,766)	(11.1)%
Total current assets	$292,782	$293,115	$(333)	(0.1)%
Cash and cash equivalents were $9 million as of February 1, 2025, compared to $8 million as of February 3, 2024. The cash and cash equivalents balance as of February 1, 2025 and February 3, 2024 represent typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement.
The increased receivables, net as of February 1, 2025, was primarily due to (1) increased trade receivables resulting from the timing of sales and cash receipts and (2) increased tenant improvement allowance receivables due from landlords resulting from our increased store openings during Fiscal 2024.
Inventories, net, included a $85 million and $83 million LIFO reserve as of February 1, 2025, and February 3, 2024, respectively. Inventories increased in Tommy Bahama and Lilly Pulitzer primarily due to the early shipment of inventory related to the timing of the Chinese New Year. Inventories decreased in Johnny Was. We believe that inventory levels in all operating segments are appropriate to support anticipated sales plans.
We received $19 million in income tax receivables in Fiscal 2024 associated with the benefit of a Fiscal 2020 NOL carryback claim which we filed in Fiscal 2021, which was partially offset by a $5 million receivable associated with our Fiscal 2023 tax return filed in Fiscal 2024.
The decrease in prepaid expenses and other current assets as of February 1, 2025, was primarily due to a decrease in prepaid taxes partially offset by prepaid software costs.

Non-current Assets:

	February 1, 2025	February 3, 2024	$ Change	% Change
Property and equipment, net	$272,690	$195,137	$77,553	39.7%
Intangible assets, net	257,915	262,101	(4,186)	(1.6)%
Goodwill	27,383	27,190	193	0.7%
Operating lease assets	364,436	263,934	100,502	38.1%
Other assets, net	54,279	32,188	22,091	68.6%
Deferred income taxes	20,320	24,179	(3,859)	(16.0%)
Total non-current assets	$997,023	$804,729	$192,294	23.9%
Property and equipment, net as of February 1, 2025, increased primarily due to capital expenditures related to the new distribution center in Lyons Georgia and the opening of new retail stores across our portfolio that exceeded depreciation during the 12 months ended February 1, 2025.
The decrease in intangible assets, net as of February 1, 2025, was primarily due to the amortization of intangible assets acquired in the acquisition of Johnny Was partially offset by the purchase of intellectual property rights by Lilly Pulitzer during Fiscal 2024.
Operating lease assets as of February 1, 2025, increased primarily due to the addition of new leased locations, or the extension of existing leased locations, exceeding the recognition of amortization related to existing operating leases and the termination or reduced term of certain operating leases.
Other assets as of February 1, 2025, increased primarily due to (1) an increase in capitalizable implementation costs associated with cloud computing arrangements and (2) an increase in the fair value of life insurance policies associated with our deferred compensation plans.
Deferred income taxes decreased as of February 1, 2025, due primarily to the amortization of acquired intangible assets.
Liabilities:

	February 1, 2025	February 3, 2024	$ Change	% Change
Total current liabilities	$248,275	$240,644	$7,631	3.2%
Long-term debt	31,105	29,304	1,801	—%
Non-current portion of operating lease liabilities	359,366	243,703	115,663	47.5%
Other non-current liabilities	28,499	23,279	5,220	22.4%
Total liabilities	$667,245	$536,930	$130,315	24.3%
Current liabilities increased as of February 1, 2025, primarily due to the increase in accounts payable due to the timing of invoice receipts and payments to vendors. This increase was partially offset by a decrease in current operating lease liabilities resulting from the change in timing of our fiscal year end in Fiscal 2024 compared to Fiscal 2023. Lower revenues in the Fourth Quarter of Fiscal 2024 also resulted in decreases in retail return reserve liabilities and accrued taxes payable.
The increase in long-term debt as of February 1, 2025, was the result of (1) capital expenditures primarily associated with the project to build a new distribution center in Lyons, Georgia, (2) payments of dividends and (3) and working capital requirements exceeding cash flow from operations.
The non-current portion of operating lease liabilities increased as of February 1, 2025, due to the addition of new leased locations, and the extension of existing leased locations, exceeding the payments related to existing operating leases and the termination or reduced term of certain operating leases.

The increase in other non-current liabilities as of February 1, 2025, was the result of increases in (1) liabilities associated with our deferred compensation plans and (2) uncertain tax positions related to our research and development tax credits.
Statement of Cash Flows
The following table sets forth the net cash flows resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Cash provided by operating activities	$194,032	$244,284	$125,610
Cash used in investing activities	(143,270)	(83,981)	(151,747)
Cash used in financing activities	(48,607)	(161,172)	(11,527)
Net change in cash and cash equivalents	$2,155	$(869)	$(37,664)
Cash and cash equivalents were $9 million as of February 1, 2025, compared to $8 million as of February 3, 2024. Changes in cash flows in Fiscal 2024 and Fiscal 2023 related to operating activities, investing activities and financing activities are discussed below.
Operating Activities:
In Fiscal 2024 and Fiscal 2023, operating activities provided $194 million and $244 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including impairment charges, depreciation, amortization, equity-based compensation, gains on sale of assets and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities.
In Fiscal 2024, changes in operating assets and liabilities had a favorable impact on cash flow from operations primarily driven by income tax receivables. We received $19 million in income tax receivables in Fiscal 2024 associated with the benefit of the Fiscal 2020 operating losses filed in Fiscal 2021, which was partially offset by a $5 million receivable associated with our Fiscal 2023 tax return filed in Fiscal 2024. Other changes had a slightly unfavorable impact on cash flow from operations driven by increases in inventories and receivables partially offset by an increase in current liabilities and a decrease in prepaid expenses. In Fiscal 2023 changes in operating assets and liabilities had a favorable impact on cash flow from operations primarily driven by a decrease in inventories partially offset by a decrease in current liabilities and an increase in receivables and prepaid expenses.
Investing Activities:
In Fiscal 2024 and Fiscal 2023, investing activities used $143 million and $84 million of cash, respectively. On an ongoing basis, our cash flow primarily consists of our capital expenditures, which totaled $134 million and $74 million in Fiscal 2024 and Fiscal 2023, respectively. The increase in Fiscal 2024 is primarily due to the opening of new retail stores across our portfolio and $69 million of capital expenditures related to the new distribution center in Lyons, Georgia.
In addition to our capital expenditures in Fiscal 2024, we paid $8 million during Fiscal 2024 associated with acquisitions, including the acquisition of intellectual property rights at Lilly Pulitzer and two former Lilly Pulitzer Signature Stores. During Fiscal 2023, we paid $12 million during Fiscal 2023 associated with acquisitions, including Jack Rogers and six former Southern Tide Signature Stores, and a working capital settlement associated with the acquisition of Johnny Was. We also received $2 million from the sale of the Merida manufacturing facility in Mexico.
Financing Activities:
In Fiscal 2024 and Fiscal 2023, financing activities used $49 millions and $161 million of cash, respectively.
In Fiscal 2024, we paid $43 million of dividends and repurchased $6 million of shares to cover employee tax liabilities related to the vesting of shares of our common stock. In Fiscal 2023, we paid $42 million of dividends; repurchased $30 million of shares, including repurchased shares of our stock pursuant to an open market stock repurchase program and equity awards in respect of employee tax withholding liabilities; and paid $2 million in deferred financing costs associated with the amendment of the U.S. Revolving Credit Agreement.
If net cash requirements exceed our net cash flows, we may borrow amounts from our U.S. Revolving Credit Agreement consistent with our use of long-term debt to satisfy cash flow needs during Fiscal 2024. Alternatively, to the extent we are in a net debt position, if net cash requirements are less than our net cash flows, we may repay amounts outstanding on our U.S. Revolving Credit Agreement, if any.
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
Our cash, short-term investments and debt levels in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure, including those related to borrowings from additional credit facilities, sales of debt or equity securities or the repurchase of shares of our stock in the future. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 6% as of February 3, 2024), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of February 1, 2025, and February 3, 2024, totaled $5 million and $5 million, respectively.
As of February 1, 2025 and February 3, 2024, we had $31 million and $29 million, respectively, of borrowings outstanding and $289 million and $288 million in unused availability, respectively, under the U.S. Revolving Credit Agreement.

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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2024 and as of February 1, 2025, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement or the Prior Credit Agreement, as applicable, as the minimum availability threshold was met at all times. As of February 1, 2025, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.
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
These leases require us to make a substantial amount of cash payments on an annual basis. Base rent amounts required to be paid in the future over the remaining lease terms under our existing leases as of February 1, 2025, totaled $533 million, including $79 million, $76 million, $69 million, $65 million and $50 million of required payments in each of the next five years. Additionally, amounts for real estate taxes, sales tax, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases are required to be paid in the future, but the amounts payable in future periods are, in most cases, not quantified in the lease agreement or are dependent on factors which may not be known at this time. Such amounts incurred in Fiscal 2024 totaled $47 million.
Refer to Note 1 and Note 7 of our consolidated financial statements for additional disclosures about our operating lease agreements and related commitments.
Capital Expenditures:
Capital expenditures of $134 million for Fiscal 2024 increased compared to the $74 million in Fiscal 2023. The planned increase was primarily due to the multi-year project to build a new distribution center in Lyons, Georgia to create a modern and more efficient e-commerce distribution center for our brands, increased investment in our various technology systems initiatives, increased Marlin Bar openings and increases in store openings across our portfolio. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in Fiscal 2024 and prior years depending on the investments we believe appropriate for that year to support future expansion of our businesses.

Dividends:
On March 24, 2025, our Board of Directors approved a cash dividend of $0.69 per share payable on May 2, 2025 to shareholders of record as of the close of business on April 17, 2025.
Although we have paid dividends each quarter since we became a public company in July 1960, including $43 million in total, or $2.68 per common share, in Fiscal 2024, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends. For details about limitations on our ability to pay dividends, see the discussion of our U.S. Revolving Credit Agreement above and in Note 6 of our consolidated financial statements contained in this report.
Share Repurchases:
As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2024, on December 10, 2024, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. No shares were repurchased during the Fourth Quarter of Fiscal 2024 and $100 million remained under the Board of Directors’ authorization as of February 1, 2025. During Fiscal 2024, we did not repurchase any shares of our stock pursuant to any previous authorization.
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

In our direct to consumer operations, which represented 81% of our consolidated net sales in Fiscal 2024, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts. We make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. As of February 1, 2025, our direct to consumer return reserve liability was $10 million compared to $13 million as of February 3, 2024. A 10% change in the direct to consumer sales return reserve as of February 1, 2025 would have had an impact of less than $1 million on net earnings in Fiscal 2024.
In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale accounts for certain products. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. Significant considerations in determining our estimates for these amounts for wholesale customers may include historical and current trends, agreements with customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. As of February 1, 2025 and February 3, 2024, our total reserves for discounts, returns and allowances for our wholesale businesses were $3 million and $3 million, respectively. If these allowances changed by 10% it would have had an impact of approximately $1 million on net earnings in Fiscal 2024.
We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. We recognize estimated provisions for credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends, and the risk characteristics of the receivables, each of which is subjective and requires certain assumptions. As of February 1, 2025 and February 3, 2024, our provision for credit losses for our wholesale receivables was $1 million and $1 million, respectively. If the provision for credit losses changed by 10% it would have had an impact of less than $1 million on net earnings in Fiscal 2024.
Inventories, net
For operating segment reporting, our inventory is carried at the lower of the first-in, first-out (“FIFO”) cost or market. We evaluate the composition of our inventories for identification of distressed inventory at least quarterly. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must use certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends, general economic conditions and our anticipated plans to sell the inventory.
For consolidated financial reporting, $156 million, or 93%, of our inventories were valued at the lower of the last-in, first-out (“LIFO”) cost or market after deducting the $85 million LIFO reserve as of February 1, 2025. The remaining $11 million of our inventories were valued at the lower of FIFO cost or market as of February 1, 2025. LIFO reserves are based on the Producer Price Index (“PPI”) as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value.
As of February 1, 2025, we had recorded a reserve of $1 million related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of such markdowns would have had an impact of less than $1 million on net earnings in Fiscal 2023. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method that is not marked down in excess of our LIFO reserve typically would not be expected to have a material impact on our consolidated financial statements. A change in inventory levels, the mix of inventory by category or the PPI at the end of future fiscal years compared to amounts as of February 1, 2025 could result in a material impact on our consolidated financial statements in the future.
Given the significant amount of uncertainty surrounding the year-end LIFO calculation, including the estimate of year-end inventory balances, the proportion of inventory in each category and the year-end PPI, we have not typically adjusted our LIFO reserve in the first three quarters of a fiscal year. However, due to changes in the levels of inflation throughout Fiscal 2024, in addition to our Fourth Quarter adjustment at the end of Fiscal 2024, we also recognized an adjustment to the LIFO reserve in the First Quarter of Fiscal 2024. Our policy of typically not adjusting the LIFO reserve at interim periods may result in significant LIFO accounting adjustments in the fourth quarter of a fiscal year. We do recognize changes in markdown reserves during each quarter of the fiscal year as those amounts can be estimated on an interim basis.
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
Goodwill is recognized as the amount by which the cost to acquire a business exceeds the fair value of identified tangible and intangible assets acquired, net of assumed liabilities. Thus, the amount of goodwill recognized in connection with a business combination depends on the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. Refer to “Note 5—Intangible Assets and Goodwill” for additional information about our goodwill amounts.
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
Goodwill and Intangible Assets, net
We test goodwill for impairment at the reporting unit level annually on the first day of the fourth quarter and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option to first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired to determine whether it is necessary to perform the quantitative impairment test. We also have the option to bypass the qualitative assessment entirely for any reporting unit in any period and proceed directly to performing the quantitative impairment test. For each impairment test of goodwill in Fiscal 2024, Fiscal 2023 and Fiscal 2022, we bypassed the qualitative test option and instead performed a quantitative test.
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
The use of different assumptions could result in the determination of a different fair value and a different impairment charge or charges in different periods. For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for goodwill and intangible assets with indefinite lives see “Note 1—Business and Summary of Significant Accounting Policies.” No impairment charges were recognized in Fiscal 2024.
In Fiscal 2023, we recognized $111 million of impairment charges related to goodwill and intangible assets. See “Note 5—Intangible Assets and Goodwill Intangible” for discussion of the impairment charges recognized in Fiscal 2023. The indefinite-lived trademarks and goodwill associated with Johnny Was that were impaired and adjusted to fair value during Fiscal 2023 had the least excess of fair value over book value as of February 1, 2025 and February 3, 2024, since they were the most recently acquired and impaired. Thus, if the Johnny Was business does not achieve the anticipated growth and operating income in future years or if interest rates or tax rates increase, additional impairments of the Johnny Was intangible assets could be necessary in the future.
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
We are subject to income taxes in the U.S. and certain other foreign jurisdictions and are periodically under audit by tax authorities. The final determination of tax audits could be materially different from historical outcomes and may adversely impact our tax expense and cash flows. An increase in our consolidated income tax expense rate from 20.2% to 21.2% during Fiscal 2024 would have reduced net earnings by $1 million. See Note 11 of our consolidated financial statements included in this report for further discussion of income taxes.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 of our consolidated financial statements included in this report for a discussion of recent accounting pronouncements issued by the FASB that we have not yet adopted that may have a material effect on our financial position, results of operations or cash flows in the future.
SEASONALITY
Each of our operating segments is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For information regarding the impact of seasonality on our business operations, see Part I, Item 1, Business, included in this report.
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
As of February 1, 2025, we had $31 million of borrowings outstanding under our U.S. Revolving Credit Agreement. We do not consider that amount to necessarily be indicative of the average borrowings outstanding expected for Fiscal 2025 due to our expectation that we will increase debt levels during Fiscal 2025. Additional borrowings and our expected cash flows from operations will be used to fund our planned capital expenditures, share repurchases, dividends and working capital needs in Fiscal 2025. As of February 1, 2025, the weighted average interest rate on our borrowings was 6%, which includes borrowings pursuant to arrangements based on the Term Secured Overnight Financing Rate or the lender’s prime rate plus an applicable margin. Using the $31 million of variable-rate debt outstanding as of February 1, 2025 as an example, a 100 basis point increase in interest rates would increase interest expense by less than $1 million.
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
Commodity and Inflation Risk
We are affected by inflation and changing prices through the purchase of full-package finished goods from suppliers, who manufacture products consisting of various raw material components, including fabrics made of cotton, silk, linen, polyester, cellulosic fibers, leather and other natural and man-made fibers, or blends of two or more of these materials. Inflation/deflation risks are managed by each operating segment, when possible, through negotiating product prices in advance, selective price increases and cost containment initiatives. We have not historically entered into significant long-term sales or purchase contracts or engaged in hedging activities with respect to our commodity risks.

Item 8.   Financial Statements and Supplementary Data
OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par amounts)

	February 1, 2025	February 3, 2024
ASSETS
Current Assets
Cash and cash equivalents	$9,470	$7,604
Receivables, net	72,433	63,362
Inventories, net	167,287	159,565
Income tax receivable	5,323	19,549
Prepaid expenses and other current assets	38,269	43,035
Total Current Assets	$292,782	$293,115
Property and equipment, net	272,690	195,137
Intangible assets, net	257,915	262,101
Goodwill	27,383	27,190
Operating lease assets	364,436	263,934
Other assets, net	54,279	32,188
Deferred income taxes	20,320	24,179
Total Assets	$1,289,805	$1,097,844
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$104,825	$85,545
Accrued compensation	22,309	23,660
Current portion of operating lease liabilities	58,711	64,576
Accrued expenses and other liabilities	62,430	66,863
Total Current Liabilities	$248,275	$240,644
Long-term debt	31,105	29,304
Non-current portion of operating lease liabilities	359,366	243,703
Other non-current liabilities	28,499	23,279
Shareholders’ Equity
Common stock, $1.00 par value per share	15,707	15,629
Additional paid-in capital	190,816	178,567
Retained earnings	419,713	369,453
Accumulated other comprehensive loss	(3,676)	(2,735)
Total Shareholders’ Equity	$622,560	$560,914
Total Liabilities and Shareholders’ Equity	$1,289,805	$1,097,844
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ and shares in thousands, except per share amounts)

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net sales	$1,516,601	$1,571,475	$1,411,528
Cost of goods sold	562,030	575,890	522,673
Gross profit	$954,571	$995,585	$888,855
SG&A	854,849	820,705	692,004
Impairment of goodwill, intangible assets and equity method investments	—	113,611	—
Royalties and other operating income	19,314	19,713	21,923
Operating income	$119,036	$80,982	$218,774
Interest expense, net	2,468	6,036	3,049
Earnings before income taxes	$116,568	$74,946	$215,725
Income tax expense	23,595	14,243	49,990
Net earnings	$92,973	$60,703	$165,735

Net earnings per share:
Basic	$5.94	$3.89	$10.42
Diluted	$5.87	$3.82	$10.19
Weighted average shares outstanding:
Basic	15,665	15,590	15,902
Diluted	15,827	15,906	16,259
Dividends declared per share	$2.68	$2.60	$2.20
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net earnings	$92,973	$60,703	$165,735
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(941)	(911)	1,648
Comprehensive income	$92,032	$59,792	$167,383
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
January 29, 2022	$16,805	$163,156	$331,175	$(3,472)	$507,664
Net earnings and other comprehensive income	—	—	165,735	1,648	167,383
Shares issued under equity plans	26	1,573	—	—	1,599
Compensation expense for equity awards	—	10,577	—	—	10,577
Repurchase of shares	(1,057)	(3,131)	(90,651)	—	(94,839)
Cash dividends declared and paid	—	—	(36,114)	—	(36,114)
January 28, 2023	$15,774	$172,175	$370,145	$(1,824)	$556,270
Net earnings and other comprehensive income (loss)	—	—	60,703	(911)	59,792
Shares issued under equity plans	144	1,767	—	—	1,911
Compensation expense for equity awards	—	14,473	—	—	14,473
Repurchase of shares	(289)	(9,848)	(19,856)	—	(29,993)
Cash dividends declared and paid	—	—	(41,539)	—	(41,539)
February 3, 2024	$15,629	$178,567	$369,453	$(2,735)	$560,914
Net earnings and other comprehensive income (loss)	—	—	92,973	(941)	92,032
Shares issued under equity plans	134	1,718	—	—	1,852
Compensation expense for equity awards	—	16,674	—	—	16,674
Repurchase of shares	(56)	(6,143)	(2)	—	(6,201)
Cash dividends declared and paid	—	—	(42,711)	—	(42,711)
February 1, 2025	$15,707	$190,816	$419,713	$(3,676)	$622,560
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Cash Flows From Operating Activities:
Net earnings	$92,973	$60,703	$165,735
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	55,872	49,323	41,503
Amortization of intangible assets	12,000	14,743	6,102
Impairment of goodwill, intangible assets and equity method investments	—	113,611	—
Impairment of property and equipment	1,174	584	1,430
Equity compensation expense	16,674	14,473	10,577
Impairment of operating lease assets	1,303	—	309
Gain on sale of property and equipment	—	(1,756)	(600)
Amortization and write-off of deferred financing costs	385	569	344
Deferred income taxes	3,825	(23,890)	(1,867)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(7,654)	(14,994)	(1,966)
Inventories, net	(8,237)	62,507	(78,966)
Income tax receivable	14,225	(109)	288
Prepaid expenses and other current assets	4,755	(4,931)	(12,793)
Current liabilities	9,523	(28,069)	8,635
Other non-current assets, net	(124,199)	(25,220)	13,924
Other non-current liabilities	121,413	26,740	(27,045)
Cash provided by operating activities	$194,032	$244,284	$125,610
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(7,688)	(11,975)	(263,648)
Purchases of property and equipment	(134,231)	(74,098)	(46,668)
Purchases of short-term investments	—	—	(70,000)
Proceeds from short-term investments	—	—	234,852
Proceeds from the sale of property, plant and equipment	—	2,125	—
Other investing activities	(1,351)	(33)	(6,283)
Cash used in investing activities	$(143,270)	$(83,981)	$(151,747)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(401,580)	(477,350)	(145,894)
Proceeds from revolving credit arrangements	403,381	387,643	264,905
Deferred financing costs paid	—	(1,661)	—
Repurchase of common stock	—	(20,045)	(91,674)
Proceeds from issuance of common stock	1,852	1,911	1,599
Repurchase of equity awards for employee tax withholding liabilities	(6,199)	(9,941)	(3,166)
Cash dividends paid	(43,231)	(41,729)	(35,287)
Other financing activities	(2,830)	—	(2,010)
Cash used in financing activities	$(48,607)	$(161,172)	$(11,527)
Net change in cash and cash equivalents	$2,155	$(869)	$(37,664)
Effect of foreign currency translation on cash and cash equivalents	(289)	(353)	1,631
Cash and cash equivalents at the beginning of year	7,604	8,826	44,859
Cash and cash equivalents at the end of period	$9,470	$7,604	$8,826
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 1, 2025
Note 1. Business and Summary of Significant Accounting Policies
Description of Business
We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama®, Lilly Pulitzer®, Johnny Was®, Southern Tide®, The Beaufort Bonnet Company®, Duck Head® and Jack Rogers® lifestyle brands. We distribute our products through our direct to consumer channels, consisting of our brand specific full-price retail stores, e-commerce websites and outlet stores, and our wholesale distribution channel, which includes sales to various specialty stores, Signature Stores, better department stores, multi-branded e-commerce websites and other retailers. Additionally, we operate Tommy Bahama food and beverage locations, including Marlin Bars and full-service restaurants, each located adjacent to a Tommy Bahama full-price retail store.
On September 19, 2022, we acquired the Johnny Was lifestyle apparel brand and its related assets and operations, which is discussed in further detail in Note 4. Additionally, refer to Note 2 for certain financial information about the Johnny Was operating segment.
Recent Macroeconomic Conditions
The current macroenvironment, with concerns about geopolitical issues, including trade disputes and tariffs, persistent inflation, the availability and cost of credit and elevated interest rates for prolonged periods has resulted in lower levels of consumer sentiment that has driven the consumer to become more cautious in discretionary spending. Other factors such as disruptions to global shipping and distribution networks from the recent attacks on commercial shipping vessels in the Red Sea have led to container shortages and changes to vessel availability resulting in shipment delays and increased freight costs. The future geopolitical landscape also remains particularly uncertain following the results of the recent elections in the United States in November 2024. Any resulting changes in international trade relations, legislation and regulations, including those related to taxation and importation, notably, the new administration’s continued implementation with respect to recently enacted tariffs, or economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results. These factors, when combined with heightened promotional activity in our industry, create a complex and challenging retail environment, which impacted our businesses and financial results during Fiscal 2024 and has exacerbated some of the inherent challenges to our operations and may continue to do so in the future. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries due, in part, to apparel purchases often being more of a discretionary purchase.
Fiscal Year
We operate and report on a 52/53-week fiscal year. Our fiscal year ends on the Saturday closest to January 31 and is designated by the calendar year in which the fiscal year commences. As used in our consolidated financial statements, the terms Fiscal 2022, Fiscal 2023, Fiscal 2024 and Fiscal 2025 reflect the 52 weeks ended January 28, 2023; 53 weeks ended February 3, 2024; 52 weeks ended February 1, 2025; and 52 weeks ending January 31, 2026, respectively.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Business Combinations
From time-to-time, we make strategic acquisitions that may have a material effect on our consolidated results of operations and financial position. The measurement principle for the assets acquired and the liabilities assumed in a business combination is at estimated fair value as of the acquisition date, with certain exceptions.
At acquisition, we use estimates that can be complex and require significant judgments to record the fair value of purchased intangible assets, which primarily consist of trademarks, as well as customer relationships. The fair values and useful lives of these intangible assets are estimated based on our assessment as well as independent third party appraisals in some cases. The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed or incurred as a result of an acquisition based on their estimated fair values pursuant to the acquisition method of accounting. Additionally, at acquisition we must determine whether the intangible asset has an indefinite or finite life and account for it accordingly.
Goodwill is recognized as the amount by which the cost to acquire a business exceeds the fair value of identified tangible and intangible assets acquired, net of assumed liabilities. Thus, the amount of goodwill recognized in connection with a business combination depends on the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. As of February 1, 2025, substantially all goodwill included in our consolidated balance sheet is deductible for income tax purposes.
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
Refer to Note 4 for information related to the Fiscal 2022 acquisition of Johnny Was, including disclosures about the allocation of the purchase price to the estimated fair values of the acquired assets and liabilities.

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

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Retail	$599,706	$605,486	$552,696
E-commerce	519,283	538,224	465,446
Food and Beverage	116,821	115,766	109,225
Wholesale	281,115	311,910	281,938
Other	(324)	89	2,223
Net sales	$1,516,601	$1,571,475	$1,411,528
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
In our direct to consumer operations, consumers have certain rights to return product within a specified period and are periodically eligible for certain point of sale discounts; thus retail store, e-commerce and food and beverage revenues are recorded net of discounts and estimated returns, as applicable. The sales return allowance is based on historical direct to consumer return rates and current trends and is recognized on a gross basis as a return liability for the amount of sales estimated to be returned and a return asset for the right to recover the product estimated to be returned by the customer. The value of inventory associated with a right to recover the goods returned in our direct to consumer operations is included in prepaid expenses and other current assets in our consolidated balance sheets. The changes in the return liability are recognized in net sales and the changes in the return asset are recognized in cost of goods sold in our consolidated statements of operations. An estimated sales return liability of $10 million and $13 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of February 1, 2025 and February 3, 2024, respectively.
In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. Some of these arrangements are written agreements, while others may be implied by customary practices or expectations in the industry. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns, allowances and operational chargebacks as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets, with the estimated value of inventory expected to be returned in prepaid expenses and other current assets in our consolidated balance sheets. As of February 1, 2025 and February 3, 2024, reserve balances recorded as a reduction to wholesale receivables related to these items were $3 million and $3 million, respectively.
We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. In circumstances where we become aware of a specific wholesale customer’s inability to meet its financial obligations, a specific provision for credit losses is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are ultimately written off at the time that the amounts are not considered collectible. For our wholesale customer receivable amounts not specifically provided for, we recognize estimated provisions for credit losses, using the current expected loss model based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends and the risk characteristics of the receivables. Provisions for credit loss expense, which is included in SG&A in our consolidated statements of operations, for Fiscal 2024, Fiscal 2023 and Fiscal 2022 were a credit of less than $1 million, a debit of less than $1 million and a credit of $1 million, respectively, while write-offs of credit losses for Fiscal 2024, Fiscal 2023 and Fiscal 2022 were $1 million, less than $1 million and less than $1 million, respectively. As of February 1, 2025 and February 3, 2024, receivables, net in our consolidated balance sheet included a provision for credit losses related to trade receivables of $1 million and $1 million, respectively.
In addition to trade receivables, tenant allowances due from landlord of $9 million and $6 million are included in receivables, net in our consolidated balance sheet, as of February 1, 2025 and February 3, 2024, respectively. Substantially all other amounts recognized in receivables, net represent trade receivables related to contracts with customers, including receivables from wholesale customers, credit card receivables related to our direct to consumer operations, and receivables from licensing partners. As of February 1, 2025 and February 3, 2024, prepaid expenses and other current assets included $3 million and $4 million, respectively, representing the estimated value of inventory for expected direct to consumer and wholesale sales returns in the aggregate. We did not have any significant contract assets related to contracts with customers, other than trade receivables and the value of inventory associated with expected sales returns, as of February 1, 2025 and February 3, 2024.
In addition to our estimated expected return amounts, contract liabilities related to contracts with our customers include gift cards and merchandise credits issued by us as well as unredeemed loyalty program award points. Gift cards and merchandise credits issued by us are redeemable on demand by the holder, do not have an expiration date and do not incur administrative fees. Historically, substantially all gift cards and merchandise credits are redeemed within one year of issuance. Gift cards and merchandise credits are recorded as a liability until our performance obligation is satisfied, which occurs when redeemed by the consumer, at which point revenue is recognized. However, we recognize estimated breakage income for certain gift cards and merchandise credits using the redemption recognition method, subject to applicable laws in certain states. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheets and totaled $22 million and $20 million as of February 1, 2025 and February 3, 2024, respectively. Gift card breakage income, which is included in net sales in our consolidated statements of operations, was $2 million, $1 million and $1 million in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
In recent years, certain of our brands in our Emerging Brands operating segment initiated brand specific loyalty award programs. These programs allow consumers to earn loyalty points associated with the brand. Lilly Pulitzer also initiated a program in Fiscal 2023. These programs are primarily spend-based loyalty programs, with varying terms and conditions for each respective brand’s program. The consumer earns points which, depending on the program, allows the consumer to (1) achieve a specified status with the brand, which provides the consumer with benefits, such as early access to events, free shipping or other benefits, for a specified period, and/or (2) earn a monetary reward by accumulating loyalty points that can be redeemed in association with future purchases from the brand. As loyalty points are earned, we defer revenue, based on the estimated fair value of the loyalty points, with a corresponding liability in accrued expenses and other liabilities in our consolidated balance sheets. The loyalty points liability is generally recognized as revenue when the loyalty points are redeemed or expire. Deferred revenue associated with the loyalty programs totaled $4 million and $3 million as of February 1, 2025 and February 3, 2024, respectively.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Royalties from the license of our owned brands are recognized over the time that licensees are provided access to utilize our trademarks (i.e. symbolic intellectual property) and benefit from such access through their sales of licensed products. Payments are generally due quarterly, and depending on time of receipt, may be recorded as a liability until recognized as revenue. Royalty income is based upon the contractually guaranteed minimum royalty obligations and adjusted as sales data, or estimates thereof, received from licensees reflects that the related royalties based on a percentage of the licensee’s sales exceed the contractually determined minimum royalty amount. Royalty income, which is included in royalties and other operating income in our consolidated statements of operations, were $20 million, $19 million and $22 million during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
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
Distribution network costs, including costs associated with preparing goods to ship to customers and our costs to operate our distribution facilities, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In Fiscal 2024, Fiscal 2023 and Fiscal 2022, distribution network costs included in SG&A totaled $45 million, $40 million and $36 million, respectively.
All costs associated with advertising, promotion and marketing of our products are expensed in SG&A during the period when the advertisement is first shown. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers’ advertising and promotional funds are generally recorded as a reduction to net sales. Advertising, promotion and marketing expenses, excluding employment costs for our advertising and marketing employees, for Fiscal 2024, Fiscal 2023 and Fiscal 2022 were $111 million, $105 million and $82 million, respectively. Prepaid advertising, promotion and marketing expenses included in prepaid expenses and other current assets in our consolidated balance sheets as of February 1, 2025 and February 3, 2024 were $4 million and $5 million, respectively.
Royalty expense related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the licensed product or a contractually determined minimum royalty amount, are recorded based upon any guaranteed minimum levels and adjusted based on our net sales of the licensed products, as appropriate. Royalty expenses recognized as SG&A in Fiscal 2024, Fiscal 2023 and Fiscal 2022 were $5 million, $6 million and $4 million, respectively. As of February 1, 2025, we do not have any royalty agreements with material guaranteed minimum royalty amounts for future periods as future royalty amounts are generally dependent on our future sales of the specified licensed products.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash and Cash Equivalents
We consider cash equivalents to be investments with original maturities of three months or less for purposes of our consolidated statements of cash flows. As of February 1, 2025 and February 3, 2024, we did not have any cash and cash equivalents in money market fund investments.
Supplemental Cash Flow Information
During Fiscal 2024, we received a net $4 million related to income taxes driven by our receipt of a $19 million income tax receivable discussed in the Income Taxes section in Note 1 below. During Fiscal 2023 and Fiscal 2022, cash paid for income taxes was $39 million and $56 million, respectively. During Fiscal 2024, Fiscal 2023 and Fiscal 2022, cash paid for interest, net of interest income was $3 million, $6 million and $3 million, respectively. Non-cash investing activities included capital expenditures incurred but not yet paid at period end, which were included in accounts payable in our consolidated balances sheets, of $2 million, $2 million and $3 million as of Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. Additionally, during Fiscal 2024, Fiscal 2023 and Fiscal 2022, we recorded a non-cash net increase in operating lease assets and corresponding operating lease liability amounts of $170 million, $83 million and $47 million, respectively, related to the net impact of new, modified and terminated operating lease amounts, excluding any operating lease amounts recognized in the opening balance sheet of an acquired business.
Inventories, net
Substantially all of our inventories are finished goods inventories of apparel, accessories and other related products. Inventories are valued at the lower of cost or market.
For operating segment reporting, inventory is carried at the lower of FIFO cost or market. We evaluate the composition of our inventories for identification of distressed inventory at least quarterly. In performing this evaluation, we consider slow-turning products, an indication of lack of consumer acceptance of particular products, prior-seasons’ fashion products, broken assortments, discontinued products and current levels of replenishment program products as compared to expected sales. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary based on various assumptions about the amounts we ultimately expect to realize for the inventories. Also, we provide an allowance for shrinkage, as appropriate, for the period between the last physical inventory count and each balance sheet date.
For consolidated financial reporting, as of February 1, 2025 and February 3, 2024, $156 million, or 93%, and $146 million, or 92%, respectively, of our inventories were valued at the lower of LIFO cost or market after deducting our LIFO accounting reserve. The remaining $11 million and $13 million of our inventories were valued at the lower of FIFO cost or market as of February 1, 2025 and February 3, 2024, respectively. Generally, for consolidated financial reporting, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. Our LIFO reserves are based on the estimated Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also includes changes in markdown reserves. As our LIFO inventory pool does not correspond to our operating segment definitions, LIFO inventory accounting adjustments are not allocated to our operating segments. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating segment reporting purposes included in Note 2.
There was no material LIFO inventory layer liquidation in Fiscal 2024. There was a $2 million LIFO inventory layer liquidation in Fiscal 2023. There was no material LIFO inventory layer liquidation in Fiscal 2022. As of February 1, 2025 and February 3, 2024, the LIFO reserve included in our consolidated balance sheet was $85 million and $83 million, respectively.
Property and Equipment, net
Property and equipment, including leasehold improvements that are reimbursed by landlords as a tenant improvement allowance and assets under capital leases, if any, is carried at cost less accumulated depreciation. Additions

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Goodwill and Intangible Assets
We test goodwill for impairment at the reporting unit level annually on the first day of the fourth quarter and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option to first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired to determine whether it is necessary to perform the quantitative impairment test. We also have the option to bypass the qualitative assessment entirely for any reporting unit in any period and proceed directly to performing the quantitative impairment test. For each impairment test of goodwill in Fiscal 2024, Fiscal 2023 and Fiscal 2022, we bypassed the qualitative test option and instead performed a quantitative test.
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
As of November 3, 2024, our reporting units consisted of the following: Tommy Bahama; Lilly Pulitzer; Johnny Was; Southern Tide; TBBC; Duck Head; Jack Rogers and Oxford of Lyons. As of November 3, 2024, we performed a quantitative assessment of impairment for the Lilly Pulitzer and TBBC reporting units. Our other reporting units do not have material goodwill. We determined on the basis of the quantitative assessments of our Lilly Pulitzer and TBBC reporting units that the fair value of each reporting unit was greater than its respective carrying amount, indicating no impairment in Fiscal 2024. In Fiscal 2023, we recognized an impairment charge of $99 million based on the quantitative assessment of our Johnny Was reporting unit that represented the reporting unit's total goodwill balance. The impairment was recorded within impairment of goodwill, intangible assets and equity method investments in our Consolidated Statements of Operations. See “Note 5—Intangible Assets and Goodwill” for further discussion.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the amount that the carrying value exceeds the estimated fair value of the asset for an intangible asset with an indefinite life or the reporting unit for goodwill.
We determined on the basis of the quantitative assessments that the fair value of each indefinite lived intangible asset was greater than its respective carrying amount, indicating no impairment in Fiscal 2024. In Fiscal 2023, we recognized noncash impairment charges of $12 million based on the quantitative assessment of our Johnny Was related intangible assets with an indefinite life. The impairment was recorded within impairment of goodwill, intangible assets and equity method investments in our Consolidated Statements of Operations. See “Note 5—Intangible Assets and Goodwill” for further discussion.
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
Prepaid Expenses and Other Non-Current Assets, net
Amounts included in prepaid expenses and other current assets primarily consist of prepaid operating expenses, including subscriptions, maintenance and other services contracts, advertising, insurance, samples and direct to consumer supplies as well as the estimated value of inventory for anticipated direct to consumer and wholesale sales returns. Other non-current assets primarily consist of assets set aside for potential liabilities related to our deferred compensation plan, equity investments in unconsolidated entities, assets related to certain investments in officers’ life insurance policies, deposits and amounts placed into escrow accounts, deferred financing costs and non-current deferred tax assets. We also capitalize implementation costs related to cloud computing arrangements that are amortized on a straight-line basis over the contract term. These amounts are classified within prepaid expenses and other current assets and other long-term assets in the consolidated balance sheets.
Officers’ life insurance policies that are owned by us, which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of both February 1, 2025 and February 3, 2024, officers’ life insurance policies, net, recorded in our consolidated balance sheets totaled $4 million.
Deferred financing costs for our revolving credit agreement are included in other non-current assets, net in our consolidated financial statements. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense in our consolidated statements of operations. In March of 2023, we capitalized debt issuance costs of $2 million in connection with commitments upon entering into the U.S. Revolving Credit Agreement. Unamortized deferred financing costs included in other non-current assets, net totaled $1 million as of February 1, 2025 and $2 million as of February 3, 2024.
Deferred Compensation
We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees and our non-employee directors. The plan provides participants with the opportunity to defer a portion of their cash compensation in a given plan year, of which a percentage may be matched by us in accordance with the terms of the plan.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The total value of the assets set aside for potential deferred compensation liabilities as of February 1, 2025 and February 3, 2024 was $20 million and $17 million, respectively. Substantially all of these amounts are held in a rabbi trust and included in other non-current assets, net in our consolidated balance sheet. Substantially all the assets set aside for potential deferred compensation liabilities are life insurance policies recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled $21 million and $18 million at February 1, 2025 and February 3, 2024, respectively.
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
Equity investments accounted for using the equity method of accounting, fair value method of accounting, or alternative measurement method are included in other non-current assets in our consolidated balance sheets, while the income or loss related to such investments is included in royalties and other operating income in our consolidated statements of operations. Income or loss related to investments in smaller lifestyle brands are included within Emerging Brands, while income or loss related to investments in entities that are not lifestyle brands are included within Corporate and Other, including the income or loss from the $8 million investment in Fiscal 2022 in the Tommy Bahama Miramonte Resort & Spa. In Fiscal 2024, Fiscal 2023 and Fiscal 2022, we made equity investments included in other investing activities in our consolidated statements of cash flows of $1 million, none, and $8 million, respectively. In Fiscal 2024 and Fiscal 2022, we recognized no noncash impairment charges related to equity investments. In Fiscal 2023, we recognized $2 million of noncash impairment charges related to equity investments. The Fiscal 2023 impairment charge related to an investment in a smaller lifestyle apparel brand and was recorded within impairment of goodwill, intangible assets and equity method investments in our Consolidated Statements of Operations.
As of February 1, 2025 and February 3, 2024, our consolidated balance sheet included equity investments accounted for using the equity method of accounting, fair value and alternative measurement method totaling, in the aggregate, $7 million and $7 million, respectively. The equity investments in unconsolidated entities included in our consolidated balance sheet represent substantially all our exposure or loss related to these investments, as there are no meaningful obligations to fund additional amounts or losses related to these investments. During Fiscal 2024, Fiscal 2023 and Fiscal 2022 we recognized amounts related to equity method investments in royalties and other income of a loss of $2 million, loss of $2 million and loss of $1 million, respectively. Our primary equity method investment is our minority ownership interest in a property in Indian Wells, California that operates as the Tommy Bahama Miramonte Resort & Spa that opened during Fiscal 2023.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Impairment of Long-Lived Assets, other than Goodwill and Intangible Assets with Indefinite Lives
We assess our long-lived assets other than goodwill and intangible assets with indefinite lives for impairment whenever events indicate that the carrying amount of the asset or asset group may not be fully recoverable. This recoverability and impairment assessment is performed for a specific asset or asset group and includes any property and equipment, operating lease assets, intangible assets with finite lives and other non-current assets included in the asset group. Events that would typically result in such an assessment would include a change in the estimated useful life of the assets, including a change in our plans of the anticipated period of operating a leased direct to consumer location, the decision to vacate a leased space before lease expiration, the abandonment of an asset or other factors. These events may also result in a change in the determination of the assets included in an asset group for impairment testing. To analyze recoverability, we consider undiscounted net future cash flows over the remaining life of the asset or asset group. If the amounts are determined to not be recoverable an impairment is recognized resulting in the write-down of the asset or asset group and a corresponding charge to our consolidated statements of operations. Impairment losses are measured based on the difference between the carrying amount and the estimated fair value of the assets. For any assets impaired during Fiscal 2024, Fiscal 2023 and Fiscal 2022, there was no significant fair value at the date of impairment testing.
During Fiscal 2024, Fiscal 2023 and Fiscal 2022, we recognized $1 million, $1 million and $1 million, respectively, of property and equipment impairment charges, which were primarily included in SG&A.
During Fiscal 2024, we recognized $1 million of operating lease asset impairment charges, which were primarily included in SG&A. During Fiscal 2023 and Fiscal 2022, we recognized no material operating lease asset impairment charges.
No impairment of intangible assets with finite lives was recognized during Fiscal 2024, Fiscal 2023, or Fiscal 2022.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of February 1, 2025, and February 3, 2024, no contingent consideration was recognized as a liability in our consolidated balance sheet. During Fiscal 2024 and Fiscal 2023, no payments were made related to contingent consideration arrangement. During Fiscal 2022, a $2 million final payment was made related to the acquisition of TBBC.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
rate for a lease is the rate of interest we estimate we would have to pay on a collateralized basis over the lease term to borrow an amount equal to the lease payments.
Foreign Currency
We are exposed to foreign currency exchange risk when we generate net sales or incur expenses in currencies other than the functional currency of the respective operations. The resulting assets and liabilities denominated in amounts other than the respective functional currency are re-measured into the respective functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are re-measured at the average rates of exchange prevailing during the relevant period. The impact of any such re-measurement is recognized in our consolidated statements of operations in that period. Net losses (gains) included in our consolidated statements of operations related to foreign currency transactions recognized in Fiscal 2024, Fiscal 2023 and Fiscal 2022 were less than $1 million, less than $1 million and $2 million, respectively.
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
As of February 1, 2025, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which are primarily related to (1) our Tommy Bahama operations in Canada and Australia purchasing goods in U.S. dollars or other currencies and (2) certain other transactions, including intercompany transactions. During Fiscal 2024, Fiscal 2023 and Fiscal 2022, we did not enter into and were not a party to any foreign currency exchange contracts.
Interest Rate Risk
As all of our indebtedness is variable-rate debt, we are exposed to market risk from changes in interest rates. If we determine that our exposure to interest rate changes is higher than we believe is appropriate, we may attempt to limit the impact of interest rate changes on earnings and cash flow through a mix of variable-rate and fixed-rate debt or by entering into interest rate swap arrangements. Our assessment of appropriate levels of exposure to changes in interest rates also considers our need for flexibility in our borrowing arrangements resulting from the significant seasonality of our business and cash flows, anticipated future cash flows and our expectations about the risk of future interest rate changes, among other factors. During Fiscal 2024, Fiscal 2023 and Fiscal 2022, we did not enter into and were not a party to any interest rate swap agreements.
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
As of February 1, 2025, our financial instruments consist primarily of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities generally approximate their fair values. The fair values of any cash and cash equivalents invested on an overnight basis in money market funds, as well as short-term investments, are based upon the quoted prices in active markets provided by the

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. Additionally, we believe the carrying amounts of our variable-rate borrowings, if any, approximate fair value.
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
Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income consists of net earnings and specified components of other comprehensive income (loss). Other comprehensive income (loss) includes changes in assets and liabilities that are not included in net earnings pursuant to GAAP, such as foreign currency translation adjustments between the functional and reporting currencies and certain unrealized gains (losses), if any. For us, other comprehensive income for each period presented primarily consists of the impact of the foreign currency translation of our international operations. These other comprehensive income (loss) amounts are deferred in accumulated other comprehensive loss, which is included in shareholders’ equity in our consolidated balance sheets. As of February 1, 2025, the amounts included in accumulated other comprehensive loss in our consolidated balance sheet primarily consist of the net foreign currency translation adjustment related to our Tommy Bahama operations in Canada and Australia. No material amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during Fiscal 2024, Fiscal 2023 or Fiscal 2022.
Dividends
Dividends are accrued at the time declared by our Board of Directors and typically paid within the same fiscal quarter. Certain restricted share units, as described in Note 9, earn dividend equivalents which are accrued at the time of dividend declaration by the Board of Directors in accrued expenses and other liabilities, but only paid if the restricted share units are ultimately earned. Dividends accrued related to these restricted share units, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, were less than $1 million and $1 million, as of February 1, 2025 and February 3, 2024, respectively.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Share Repurchases
From time to time, we may repurchase shares of our stock under an open market repurchase program or otherwise. We account for share repurchases for open market transactions by charging the excess of repurchase price over the par value entirely to retained earnings based on the trade settlement date.
Concentration of Credit Risk and Significant Customers
We are exposed to concentrations of credit risk as a result of our receivables balances, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to wholesale customers operating in a number of distribution channels in the United States and other countries. We extend credit to certain wholesale customers based on an evaluation of the customer’s credit history and financial condition, usually without requiring collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. As of February 1, 2025, one customer represented 13% and another customer represented 10% of our receivables, net included in our consolidated balance sheet.
No individual customer represented greater than 10% of our consolidated net sales in Fiscal 2024, Fiscal 2023 or Fiscal 2022. However, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Additionally, United States tax regulations currently include certain tax provisions including a tax on global intangible low-taxed income (“GILTI”), disallowance of deductions for certain payments (the base erosion anti-abuse tax, or “BEAT”) and certain deductions enacted for certain foreign-derived intangible income (“FDII”). While the calculations for GILTI, BEAT and FDII are complex calculations, these provisions did not have a material impact on our effective tax rate in Fiscal 2024, Fiscal 2023 and Fiscal 2022. We recognize the impact of GILTI as a period cost.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law, with applicable provisions reflected in our financial statements upon enactment. This law included several taxpayer favorable provisions which impacted us, including allowing the carry-back of our Fiscal 2020 net operating losses to years prior to the enactment of the United States Tax Cuts and Jobs Act in 2017 (“U.S. Tax Reform”), resulting in an increased benefit for those losses, accelerated depreciation of certain leasehold improvement costs, relaxed interest expense limitations and certain non-income tax benefits including deferral of employer FICA payments and an employee retention credit. Substantially all of the income tax receivable in our consolidated balance sheets as of February 3, 2024, related to the carry-back of our Fiscal 2020 net operating losses ("NOL") to prior years. During Fiscal 2024, we concluded a U.S. federal audit related to the filing of the NOL carryback claim. The audit resulted in no adjustments to previously filed tax returns. The audit outcome was subsequently reviewed by the Joint Committee on Taxation, which completed its review formally confirming the conclusions of the IRS. In connection with the approval of the NOL carryback claim, we received substantially all of the $19 million income tax receivable related to the carry-back of our Fiscal 2020 net operating losses to prior years filed in Fiscal 2021. We also received interest related to the income tax receivable totaling $2 million that reduced our income tax expense in Fiscal 2024. In connection with the filing of our Fiscal 2023 tax return during Fiscal 2024, we recorded a $5 million income tax receivable.
We file income tax returns in the United States and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for years prior to Fiscal 2021, with limited exceptions, are no longer subject to examination by tax authorities.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
conditions (1) have been satisfied as of the end of the reporting period or (2) if the measurement criteria has been satisfied and the result would be dilutive, even if the contingency period has not ended as of the end of the reporting period.
In periods that we incur a loss, we exclude restricted shares or restricted share unit awards as including the awards would be anti-dilutive. No restricted shares or restricted share units were excluded from the diluted earnings per share calculation for Fiscal 2024 or Fiscal 2023.
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
Accounting Standards Adopted in Fiscal 2024
In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expanded annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments do not change how segments are determined or aggregated, or how thresholds are applied to determine reportable segments. We adopted ASU 2023-07 during the year ended February 1, 2025. See Note 2 "Operating Segments" in the accompanying notes to the consolidated financial statements for further detail.
No other recently issued guidance adopted in Fiscal 2024 had a material impact on our consolidated financial statements upon adoption or is expected to have a material impact in future periods.
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
Note 2. Operating Segments
We identify our operating segments based on the way the chief operating decision maker ("CODM") organizes the components of our business for purposes of allocating resources and assessing performance. Our operating segment structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable. Our current operating segment

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and reportable segment structure was established in Fiscal 2022 with the acquisition of Johnny Was and the organization of the Emerging Brands group.
Tommy Bahama, Lilly Pulitzer and Johnny Was each design, source, market and distribute apparel and related products bearing their respective trademarks and may license their trademarks for other product categories and each is identified as a reportable segment.
The operations of our smaller, earlier stage operating segments Southern Tide, TBBC, Duck Head and Jack Rogers, which is a footwear brand acquired during Fiscal 2023, are aggregated into the Emerging Brands reportable segment since they have similar economic characteristics, products, type and class of customers, and distribution methods. Each of the brands included in Emerging Brands designs, sources, markets and distributes apparel and related products bearing its respective trademarks and is supported by Oxford’s emerging brands team that provides certain support functions to these smaller brands, including marketing and advertising execution, analysis and other functions, and in some instances, our larger brands. The shared resources provide for operating efficiencies and enhanced knowledge sharing across the brands.
Corporate and Other is a reconciling category for reporting purposes and includes the elimination of inter-segment sales that totaled less than $1 million, $1 million and $1 million in Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively. Corporate and Other also includes our corporate offices, substantially all financing activities, any other items that are not allocated to the operating segments, including LIFO inventory accounting adjustments as our LIFO pool does not correspond to our operating segment definitions, unallocated Corporate expenses, the operations of our Lyons, Georgia distribution center and our Oxford America business, which we exited in Fiscal 2022.
The company’s chief operating decision maker is our Chairman, Chief Executive Officer and President. The CODM is responsible for allocating resources and assessing performance of the consolidated company and each operating segment. The profitability measure the CODM uses to assess operating segment performance and allocate resources is segment operating income. Our CODM uses segment operating income to evaluate performance by comparing historical, actual, and forecasted amounts on a regular basis. The tables below present certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Tommy Bahama
Net sales	$869,604	$898,807	$880,233
Costs of goods sold	320,738	319,689	312,676
Gross profit	$548,866	$579,118	$567,557
Operating costs:
Variable and distribution costs	53,491	53,475	50,279
Advertising costs	40,801	37,812	33,616
Employment costs	183,297	187,325	173,709
Occupancy costs	90,373	85,174	84,706
Depreciation and amortization	29,012	26,133	26,807
Other segment items (1)	34,625	28,656	25,679
Tommy Bahama operating income	$117,267	$160,543	$172,761
Lilly Pulitzer
Net sales	$323,917	$343,499	$339,266
Costs of goods sold	114,892	117,293	114,238
Gross profit	$209,025	$226,206	$225,028
Operating costs:
Variable and distribution costs	19,328	19,993	19,742

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising costs	31,744	33,895	33,488
Employment costs	51,350	53,777	49,532
Occupancy costs	21,153	19,855	20,170
Depreciation and amortization	19,053	16,603	12,784
Other segment items (1)	27,302	25,973	22,214
Lilly Pulitzer operating income	$39,095	$56,110	$67,098
Johnny Was (2)
Net sales	$194,978	$202,859	$72,591
Costs of goods sold	67,884	65,292	27,826
Gross profit	$127,094	$137,567	$44,765
Operating costs:
Variable and distribution costs	11,818	12,023	4,535
Advertising costs	26,743	24,795	8,716
Employment costs	38,927	35,847	12,834
Occupancy costs	22,627	20,814	7,191
Depreciation and amortization	16,292	18,794	7,192
Other segment items (1)	19,450	18,934	5,841
Impairment of goodwill and intangible assets	—	111,136	—
Johnny Was operating income	$(8,763)	$(104,776)	$(1,544)
Emerging Brands
Net sales	$128,428	$126,825	$116,484
Costs of goods sold	54,753	65,027	63,472
Gross profit	$73,675	$61,798	$53,012
Operating costs:
Variable and distribution costs	9,902	10,096	7,996
Advertising costs	11,790	8,426	6,689
Employment costs	23,819	18,528	13,952
Occupancy costs	6,300	3,392	1,556
Depreciation and amortization	2,993	2,003	1,582
Other segment items (1)	11,972	10,164	5,635
Impairment of equity method investments	—	2,475	—
Emerging Brands operating income	$6,899	$6,714	$15,602
Corporate
Net sales	$(326)	$(515)	$2,954
Cost of goods sold (3)	3,763	8,589	4,461
Gross profit	$(4,089)	$(9,104)	$(1,507)
Depreciation and amortization	522	533	663
Unallocated Corporate costs and income (4)	30,851	27,972	32,973
Corporate operating loss	$(35,462)	$(37,609)	$(35,143)
Consolidated Operating income	$119,036	$80,982	$218,774
Interest expense, net	2,468	6,036	3,049
Earnings before income taxes	$116,568	$74,946	$215,725
(1)For all reporting units, other segment items primarily consists of software costs, professional services costs, and other selling, general, and administrative costs and royalties and other income.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)In Fiscal 2022, financial information for Johnny Was consists of 19 weeks from the September 19, 2022, acquisition date through January 28, 2023, only.
(3)Cost of goods sold for Corporate and Other included a LIFO accounting charge of $3 million, $10 million and $3 million in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
(4)Unallocated Corporate costs for Corporate and Other primarily consists of unallocated employment and other overhead expenses. In Fiscal 2022, unallocated Corporate expenses included $3 million of transaction expenses and integration costs associated with the Johnny Was acquisition.
The tables below present certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Purchases of Property and Equipment
Tommy Bahama	$44,027	$39,060	$17,019
Lilly Pulitzer	6,178	24,100	23,990
Johnny Was(1)	3,475	6,105	1,655
Emerging Brands	11,125	3,768	3,176
Corporate and Other(2)	69,426	1,065	828
Purchases of Property and Equipment	$134,231	$74,098	$46,668

	February 1, 2025	February 3, 2024
Total Assets
Tommy Bahama(3)	$681,730	$556,431
Lilly Pulitzer (4)	205,398	194,871
Johnny Was(1)	235,558	251,429
Emerging Brands (5)	121,574	98,816
Corporate and Other(2)	45,545	(3,703)
Total Assets	$1,289,805	$1,097,844
(1)The Fiscal 2024 decrease in Johnny Was total assets includes the amortization of acquired intangible assets and a decrease in inventories. The financial information for Johnny Was for Fiscal 2023 consists of 19 weeks from the September 19, 2022, acquisition date through January 28, 2023, only.
(2)The Fiscal 2024 increase in Corporate and Other purchase of property and equipment and total assets relates primarily to the new distribution center project in Lyons, Georgia.
(3)The Fiscal 2024 increase in Tommy Bahama total assets includes increases in operating lease assets, property plant and equipment, receivables and inventories.
(4)The Fiscal 2024 increase in Lilly Pulitzer total assets includes increases in inventories and the purchase of intangible assets.
(5)The Fiscal 2024 increase in Emerging Brands total assets includes increases in operating lease assets and property plant and equipment from the opening of new retail store locations. These increases were partially offset by a decrease in inventories.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net book value of our property and equipment and net sales by geographic area are presented in the tables below (in thousands). The other foreign amounts primarily relate to our Tommy Bahama operations in Canada and Australia.

	February 1, 2025	February 3, 2024
Net Book Value of Property and Equipment
United States	$268,996	$192,329
Other foreign	3,694	2,808
	$272,690	$195,137

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net Sales
United States	$1,477,294	$1,532,100	$1,372,278
Other foreign	39,307	39,375	39,250
	$1,516,601	$1,571,475	$1,411,528
The tables below quantify net sales, for each reportable segment, as well as Corporate and Other, and in total (in thousands), and the percentage of net sales by distribution channel for each operating segment and in total, for each period presented, except that the amounts included for Johnny Was in Fiscal 2022 represent the post-acquisition period only. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	Fiscal 2024
	Net Sales	Retail	E‑commerce	Food and Beverage	Wholesale	Other
Tommy Bahama	$869,604	45%	26%	13%	16%	—%
Lilly Pulitzer	323,917	35%	48%	—%	17%	—%
Johnny Was	194,978	38%	43%	—%	19%	—%
Emerging Brands	128,428	17%	44%	—%	39%	—%
Corporate and Other	(326)	—%	—%	—%	—%	NM %
Consolidated net sales	$1,516,601	39%	34%	8%	19%	—%

	Fiscal 2023
	Net Sales	Retail	E‑commerce	Food and Beverage	Wholesale	Other
Tommy Bahama	$898,807	45%	25%	13%	17%	—%
Lilly Pulitzer	343,499	33%	51%	—%	16%	—%
Johnny Was (1)	202,859	38%	41%	—%	21%	—%
Emerging Brands	126,825	11%	43%	—%	46%	—%
Corporate and Other	(515)	—%	—%	—%	—%	NM %
Consolidated net sales	$1,571,475	39%	34%	7%	20%	—%

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2022
	Net Sales	Retail	E‑commerce	Food and Beverage	Wholesale	Other
Tommy Bahama	$880,233	46%	24%	13%	17%	—%
Lilly Pulitzer	339,266	33%	51%	—%	16%	—%
Johnny Was	72,591	36%	42%	—%	22%	—%
Emerging Brands	116,484	6%	42%	—%	52%	—%
Corporate and Other	2,954	—%	—%	—%	—%	NM %
Consolidated net sales	$1,411,528	39%	33%	8%	20%	—%
Note 3. Property and Equipment, Net
Property and equipment, net, is summarized as follows (in thousands):

	February 1, 2025	February 3, 2024
Land	$3,866	$2,887
Buildings and improvements	64,802	32,651
Furniture, fixtures, equipment and technology	369,204	315,810
Leasehold improvements	303,629	270,861
	741,501	622,209
Less accumulated depreciation and amortization	(468,811)	(427,072)
Property and equipment, net	$272,690	$195,137
Note 4. Business Combinations
2023
During Fiscal 2023, we completed business combinations that were insignificant, individually and in the aggregate, to the consolidated financial statements for an aggregate purchase price of $11 million. The business combinations included the acquisition of certain assets from Jack Rogers LLC and Jack Rogers Holding Company LLC and their subsidiaries (collectively “Jack Rogers”) and the acquisition of six former Southern Tide signature stores. The assets acquired and liabilities assumed were recorded based on the provisional estimated fair values, including intangible assets of $5 million, inventory of $3 million and goodwill of $3 million. See "Note 5—Intangible Assets and Goodwill" for the allocation of goodwill to the respective segments. The operating results of each acquisition have been included in the consolidated financial statements since the respective acquisition dates. We did not recognize any significant measurement period adjustments related to finalizing acquisition accounting during Fiscal 2024.
2022
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
Goodwill represents the amount by which the cost to acquire Johnny Was exceeds the fair value of individual acquired assets less liabilities of the business at acquisition. During Fiscal 2023, we made measurement-period adjustments, as shown in the table above, that increased the amount of provisional goodwill by $3 million. Substantially all the goodwill is deductible for income tax purposes.
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

	Useful life	Johnny Was acquisition
Finite lived intangible assets acquired, primarily consisting of customer relationships	8 - 13 years	$56,740
Trade names and trademarks	Indefinite	77,900
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

Fiscal 2022
Net sales	$1,546,371
Earnings before income taxes	$237,919
Net earnings	$182,380
Earnings per share:
Basic	$11.47
Diluted	$11.22

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Fiscal 2022 pro forma information above includes amortization of acquired intangible assets, but excludes the transaction expenses and integration costs associated with the transaction and the $4 million of incremental cost of goods sold associated with the step-up of inventory at acquisition that was recognized by us in our Fiscal 2022 consolidated statement of operations. Additionally, the pro forma adjustments reflect an estimate of incremental interest expense associated with additional borrowings and income tax expense that would have been incurred subsequent to the acquisition.
Note 5. Intangible Assets and Goodwill
Intangible assets by category are summarized below (in thousands):

	February 1, 2025	February 3, 2024
Intangible assets with finite lives	$120,616	$113,413
Accumulated amortization and impairment	(76,201)	(64,812)
Total intangible assets with finite lives, net	44,415	48,601

Intangible assets with indefinite lives:
Tommy Bahama Trademark	$110,700	$110,700
Lilly Pulitzer Trademark	27,500	27,500
Johnny Was Trademark	66,000	66,000
Southern Tide Trademark	9,300	9,300
Total intangible assets with indefinite lives	$213,500	$213,500

Total intangible assets, net	$257,915	$262,101
Intangible assets, by reportable segment, as well as Corporate and Other, and in total, for Fiscal 2024, Fiscal 2023 and Fiscal 2022 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Johnny Was	Emerging Brands	Corporate and Other	Total
Balance, January 29, 2022	$110,700	$28,097	$—	$16,510	$—	$155,307
Acquisition	—	—	134,640	—	—	134,640
Impairment	—	—	—	—	—	—
Amortization	—	(238)	(5,194)	(670)	—	(6,102)
Balance, January 28, 2023	$110,700	$27,859	$129,446	$15,840	$—	$283,845
Acquisition	—	—	—	4,899	—	4,899
Impairment	—	—	(11,900)	—	—	(11,900)
Amortization	—	(227)	(13,852)	(664)	—	(14,743)
Balance, February 3, 2024	$110,700	$27,632	$103,694	$20,075	$—	$262,101
Acquisition	—	7,814	—	—	—	7,814
Impairment	—	—	—	—	—	—
Amortization	—	(244)	(10,870)	(886)	—	(12,000)
Balance, February 1, 2025	$110,700	$35,202	$92,824	$19,189	$—	$257,915
Based on the current estimated useful lives assigned to our intangible assets, amortization expense for each of the next five years is expected to be $10 million, $7 million, $6 million, $5 million and $4 million.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill, by reportable segment, as well as Corporate and Other, and in total, for Fiscal 2024, Fiscal 2023 and Fiscal 2022 is as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Johnny Was	Emerging Brands	Corporate and Other	Total
Balance, January 29, 2022	$747	$19,522	$—	$3,600	$—	$23,869
Acquisition	—	—	96,637	—	—	96,637
Other, including foreign currency	(8)	—	—	—	—	(8)
Balance January 28, 2023	$739	$19,522	$96,637	$3,600	$—	$120,498
Acquisition	—	—	—	3,371	—	3,371
Measurement-period adjustments	—	—	2,599	—	—	2,599
Impairment	—	—	(99,236)	—	—	(99,236)
Other, including foreign currency	(42)	—	—	—	—	(42)
Balance, February 03, 2024	$697	$19,522	$—	$6,971	$—	$27,190
Acquisition	—	—	—	232	—	232
Other, including foreign currency	(39)	—	—	—	—	(39)
Balance, February 1, 2025	$658	$19,522	$—	$7,203	$—	$27,383
Goodwill and Other Intangible Assets Impairment Testing
We assess the recoverability of goodwill and other indefinite-lived intangible assets annually, at the beginning of the fourth quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Intangible assets with finite lives are amortized over their estimated useful life and are tested for impairment, along with other long-lived assets, when events and circumstances indicate that the assets might be impaired. Please see Note 1, “Summary of Significant Accounting Policies,” for discussion of the Company’s goodwill and intangible assets impairment testing process. No impairment charges were recorded based on our annual quantitative assessments as of November 3, 2024 for Fiscal 2024.
Based on our annual quantitative assessment for Fiscal 2023, it was determined that the Johnny Was reporting unit and intangible assets with an indefinite life were impaired. The impairment charges for Johnny Was reflected (1) the challenging macroeconomic environment that resulted in the moderation of forecasted revenue and operating income in future years and (2) increased interest rates that had risen significantly from the September 2022 acquisition date that led to an increase in discount rates used in our impairment analyses. We recorded $111 million of noncash impairment charges during Fiscal 2023, including a goodwill impairment of $99 million and an intangible asset impairment of $12 million, which were included in Impairment of goodwill, intangible assets and equity method investments in our Consolidated Statements of Operations.
Note 6. Debt
On March 6, 2023, we entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the “U.S. Revolving Credit Agreement”). The U.S. Revolving Credit Agreement provides for a revolving credit facility of up to $325 million, which may be used to fund working capital, to fund future acquisitions and for general corporate purposes. The U.S. Revolving Credit Agreement amended and restated our Fourth Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The U.S. Revolving Credit Agreement (1) extended the maturity of the facility from July 2024 to March 2028 and (2) modified certain provisions of the agreement. During Fiscal 2023, we capitalized debt issuance costs of $2 million in other non-current assets in connection with commitments upon entering into the U.S. Revolving Credit Agreement.
Pursuant to the U.S. Revolving Credit Agreement, the interest rate applicable to our borrowings under the U.S. Revolving Credit Agreement is based on either the Term Secured Overnight Financing Rate plus an applicable margin of 135 to 185 basis points or prime plus an applicable margin of 25 to 75 basis points.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 6% as of February 1, 2025), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of February 1, 2025 and February 3, 2024, totaled $5 million and $5 million, respectively.
As of February 1, 2025 and February 3, 2024, we had $31 million and $29 million, respectively, of borrowings outstanding and $289 million and $288 million in unused availability, respectively, under the U.S. Revolving Credit Agreement.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2024 and as of February 1, 2025, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement, or the Prior Credit Agreement, as applicable, as the minimum availability threshold was met at all times. As of February 1, 2025, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.
Note 7. Leases and Other Commitments
For Fiscal 2024, operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset was $82 million and variable lease expense was $47 million, resulting in total lease expense of $129 million. For Fiscal 2023, operating lease expense was $71 million and variable lease expense was $48 million, resulting in total lease expense of $119 million. For Fiscal 2022, operating lease expense was $61 million and variable lease expense was $43 million, resulting in total lease expense of $104 million. The weighted-average remaining operating lease term was eight years and six years as of February 1, 2025 and February 3, 2024, respectively. The weighted-average discount rate for operating leases was 6.1% and 5.7% as of February 1, 2025 and February 3, 2024, respectively. Cash paid for lease amounts included in the measurement of operating lease liabilities in Fiscal 2024, Fiscal 2023 and Fiscal 2022 was $87 million, $89 million and $75 million, respectively.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of February 1, 2025, the required lease liability payments, which include base rent amounts but excludes payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent rents incurred under operating lease agreements, for the fiscal years specified below were as follows (in thousands):

Operating lease
2025	79,490
2026	76,221
2027	68,842
2028	65,368
2029	50,287
After 2029	193,033
Total lease payments	$533,241
Less: Difference between discounted and undiscounted lease payments	115,164
Present value of lease liabilities	$418,077
Note 8. Shareholders’ Equity
Common Stock
We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of February 1, 2025 and February 3, 2024. As of February 1, 2025 and February 3, 2024, we had 16 million shares and 16 million shares, respectively, of common stock issued and outstanding.
Dividends
During Fiscal 2024, Fiscal 2023 and Fiscal 2022, we paid $43 million, $42 million and $35 million, respectively, of dividends to our shareholders. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends.
Share Repurchases
During Fiscal 2024, we repurchased no shares in open market transactions. In Fiscal 2023 and Fiscal 2022, we repurchased $20 million and $92 million, respectively, in open market transactions. Additionally, during Fiscal 2024, Fiscal 2023 and Fiscal 2022, we purchased $6 million, $10 million and $3 million, respectively, of shares from our employees to cover employee tax liabilities related to the vesting of shares of our stock.
On December 10, 2024, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. No shares were repurchased during Fiscal 2024 and $100 million remained under the Board of Directors’ authorization as of February 1, 2025.
Subsequent to February 1, 2025, we entered into, and completed, a $50 million open market stock repurchase program (Rule 10b5-1 plan) under the December 10, 2024 authorization to acquire shares of our stock. Under this plan, we acquired 842,000 shares of our stock at an average price of $59.38 for $50 million.
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Preferred Stock
We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of February 1, 2025 and February 3, 2024. No preferred shares were issued or outstanding as of February 1, 2025 or February 3, 2024.
Note 9. Equity Compensation
Long-Term Stock Incentive Plan and Equity Compensation Expense
As of February 1, 2025, shares available for issuance under our Long-Term Stock Incentive Plan (the “Long- Term Stock Incentive Plan”) were less than 1 million shares, which includes the additional shares approved for grant under the Long-Term Stock Incentive Plan by shareholders in June 2022. The Long-Term Stock Incentive Plan allows us to grant equity-based awards to employees and non-employee directors in the form of, among other things, stock options, stock appreciation rights, restricted shares and/or restricted share units. No additional shares are available under any predecessor plans.
The specific provisions of restricted share awards are evidenced by agreements with the employee as determined by the compensation committee of our Board of Directors. Restricted shares and restricted share units granted to officers and other key employees in recent years generally vest three years from the date of grant if (1) the performance or market threshold, if any, was met and (2) the employee is still employed by us on the vesting date. The employee generally is restricted from transferring or selling any restricted shares or restricted share units and forfeits the awards upon the termination of employment prior to the end of the vesting period. The restricted share unit awards granted during Fiscal 2023 and Fiscal 2024 include certain clauses related to accelerated vesting upon the occurrence of qualifying retirement, death or disability of the employee prior to the vesting date, while the restricted share awards granted in prior years did not include such clauses.
In recent years, we have granted a combination of service-based restricted share awards and awards based on total shareholder return (“TSR”) to certain of our employees. As of February 1, 2025, there was $22 million of unrecognized compensation expense related to the unvested service-based and TSR-based restricted share awards included in the tables below, which have been granted to employees but have not yet vested. As of February 1, 2025, the weighted average remaining life of the outstanding service-based and TSR-based awards was one year and two years, respectively.
Service-Based and Performance-Based Restricted Share Awards
During Fiscal 2024, Fiscal 2023 and Fiscal 2022, we granted service-based restricted share and restricted share unit awards. At the time that service-based restricted share unit awards are granted, the employee is generally, subject to the terms of the respective agreement, entitled to dividend equivalents, payable at the time of payment of any dividends paid on our common stock as long as the awards are outstanding, but is not entitled to any voting rights on unvested restricted share unit awards.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Service-based Restricted Share Units
The table below summarizes the service-based restricted share unit awards and performance-based award activity for officers and other key employees during Fiscal 2024, Fiscal 2023, and Fiscal 2022 (which do not include the TSR-based Restricted Share Unit activity described below):

	Fiscal 2024		Fiscal 2023		Fiscal 2022
	Number of Shares or Units	Weighted- average grant date fair value	Number of Shares or Units	Weighted- average grant date fair value	Number of Shares or Units	Weighted- average grant date fair value
Awards outstanding at beginning of year	158,794	$99	212,945	$64	238,889	$61
Awards granted	66,988	$110	60,505	$115	67,965	$89
Awards vested, including awards repurchased from employees for employees’ tax liability	(34,455)	$89	(111,095)	$41	(83,324)	$77
Awards forfeited	(7,543)	$105	(3,561)	$83	(10,585)	$62
Awards outstanding at end of year	183,784	$104	158,794	$99	212,945	$64
The following table summarizes information about unvested service-based restricted share unit awards as of February 1, 2025.

Description	Number of Unvested Share Awards	Average Fair Value on Date of Grant
Service-based restricted share units with May 2025 vesting date	61,230	$89
Service-based restricted share units with May 2026 vesting date	58,559	$114
Service-based restricted share units with May 2027 vesting date	63,995	$111
Total service-based awards outstanding at end of year	183,784	$104
Additionally, during the First Quarter of Fiscal 2025, we granted 0.1 million of service-based restricted share units, subject to the recipient remaining an employee through the May 2028 vesting date.
TSR-based Restricted Share Units
The table below summarizes the TSR-based restricted share unit activity for officers and other key employees (in units) during Fiscal 2024, Fiscal 2023, and Fiscal 2022:

	Fiscal 2024		Fiscal 2023		Fiscal 2022
	Number of Shares Units	Weighted- average grant date fair value	Number of Shares Units	Weighted- average grant date fair value	Number of Shares Units	Weighted- average grant date fair value
TSR-based awards outstanding at beginning of year	192,163	$129	196,040	$89	130,440	$78
TSR-based awards granted	80,245	$140	74,605	$153	66,525	$111
TSR-based restricted shares earned and vested, including restricted share units repurchased from employees for employees’ tax liability	(52,200)	$117	(76,340)	$50	—	$—
TSR-based awards forfeited	(2,865)	$142	(2,142)	$115	(925)	$115
TSR-based awards outstanding at end of year	217,343	$136	192,163	$129	196,040	$89

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
The following table summarizes information about unvested TSR-based restricted share units as of February 1, 2025.

Description	Unvested TSR-Based Share/Unit	Fair Value on Date of Grant
TSR-based restricted share units (at target) with May 2025 vesting date	65,063	$111
TSR-based restricted share units (at target) with May 2026 vesting date	73,365	$153
TSR-based restricted share units (at target) with May 2027 vesting date	78,915	$140
Total TSR-based restricted share units outstanding at end of year	217,343	$136
Additionally, during the First Quarter of Fiscal 2025, we granted 0.1 million of TSR-based restricted share units at target, subject to (1) our achievement of a specified TSR-based ranking by Oxford relative to a comparator group during a period of approximately three years from the date of grant and (2) the recipient remaining an employee through the May 2028 vesting date. The number of shares ultimately earned will be between 0% and 200% of the restricted share units at target.
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
Employee Stock Purchase Plan
There were less than 1 million shares of our common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of February 1, 2025. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Equity compensation expense related to the employee stock purchase plan recognized was less than $1 million in each of Fiscal 2024, Fiscal 2023 and Fiscal 2022.
Note 10. Defined Contribution Plans
We have a tax-qualified voluntary defined contribution retirement savings plan covering substantially all United States employees. If an eligible participant elects to contribute, a portion of the contribution may be matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in Fiscal 2024, Fiscal 2023 and Fiscal 2022 was $7 million, $7 million and $5 million, respectively.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Income Taxes
The following table summarizes our distribution between domestic and foreign earnings (loss) before income taxes and the provision (benefit) for income taxes (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Earnings before income taxes:
Domestic	$110,862	$62,772	$206,944
Foreign	5,706	12,174	8,781
Earnings before income taxes	$116,568	$74,946	$215,725

Income taxes:
Current:
Federal	$14,229	$28,183	$41,776
State	4,848	7,530	8,835
Foreign	825	2,419	1,191
	19,902	38,132	51,802
Deferred—Domestic	3,563	(24,083)	71
Deferred—Foreign	130	194	(1,883)
Income taxes	$23,595	$14,243	$49,990
Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal income tax benefit	3.7%	1.6%	3.6%
Change in reserve for uncertain tax positions & method change	1.7%	1.5%	0.2%
Impact of foreign operations rate differential	0.1%	0.3%	0.1%
U.S. federal tax credits	(4.5)%	(3.0)%	(0.7)%
Rate benefit, NOL Carryback Interest	(1.7)%	—%	—%
Impact of prior year true-ups	(1.3)%	(1.9)%	(0.3)%
Excess Tax Benefit, Restricted Stock Vesting	(0.3)%	(1.6)%	(0.1)%
Impact of valuation allowances related to operating losses	—%	(0.9)%	(1.6)%
Other, net	1.5%	2.0%	1.0%
Effective tax rate for continuing operations	20.2%	19.0%	23.2%

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

	February 1, 2025	February 3, 2024
Deferred Tax Assets:
Inventories	$21,124	$21,254
Accrued compensation and benefits	12,361	10,982
Receivable allowances and reserves	1,823	2,433
Operating lease liabilities	101,719	77,150
Operating loss and other carry-forwards	706	709
Other, net	6,531	5,902
Deferred tax assets	144,264	118,430
Deferred Tax Liabilities:
Operating lease assets	(97,732)	(74,004)
Depreciation and amortization	(18,343)	(16,907)
Acquired intangible assets	(5,547)	(1,051)
Deferred tax liabilities	(121,622)	(91,962)
Valuation allowance	(2,322)	(2,289)
Net deferred tax asset	$20,320	$24,179
The majority of our valuation allowance of $2 million as of February 1, 2025 and February 3, 2024 relates to our capital loss carry-forwards. The amount of the valuation allowance could change in the future if our operating results or estimates of future taxable operating results changes.
Certain amounts of foreign earnings are currently subject to U.S. federal tax pursuant to the GILTI rules regardless of whether those earnings are distributed, and actual distributions of foreign earnings are generally no longer subject to U.S. federal tax. We continue to assert that our investments in substantially all of our foreign subsidiaries and substantially all of the related earnings are permanently reinvested outside the United States. We believe that any other taxes such as foreign withholding or U.S. state tax payable would be immaterial if we were to repatriate the foreign earnings. Therefore, we have not recorded any deferred tax liabilities related to these foreign investments and earnings in our consolidated balance sheets as of February 1, 2025 and February 3, 2024.
Accounting for income taxes requires that we offset deferred tax liabilities and assets within each tax jurisdiction and present the net deferred tax amount for each jurisdiction as a net deferred tax amount in our consolidated balance sheets. The amounts of deferred income taxes included in our consolidated balance sheets are as follows (in thousands):

	February 1, 2025	February 3, 2024
Assets:
Deferred tax assets	$20,320	$24,179
Liabilities:
Deferred tax liabilities	—	—
Net deferred tax asset	$20,320	$24,179

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the changes in the gross amount of unrecognized tax benefits, which are included in other non-current liabilities, is as follows (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Balance of unrecognized tax benefits at beginning of year	$3,710	$3,664	$3,390
Increase related to prior period tax positions	—	233	110
Decrease related to prior period tax positions	(13)	(2,027)	—
Increase related to current period tax positions	2,166	1,940	646
Decrease related to settlements with taxing authorities	—	—	—
Decrease related to lapse of statute of limitations	(220)	(100)	(482)
Balance of unrecognized tax benefits at end of year	$5,643	$3,710	$3,664
Approximately $4 million of our uncertain tax positions as of February 1, 2025, if recognized, would reduce the future effective tax rate in the period settled. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, settlements of ongoing audits and assessments and the expiration of applicable statutes of limitation. The ultimate occurrence, outcomes, and timing of such events could differ from our current expectations. Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of operations. During each of Fiscal 2024, Fiscal 2023 and Fiscal 2022, we recognized less than $1 million of interest and penalties associated with unrecognized tax positions in our consolidated statements of operations.
Pillar Two Directive
As part of our ongoing assessment of the OECD's Pillar Two global minimum tax framework, we conducted a comprehensive review of our global tax position to evaluate the potential impact on our effective tax rate. Based on this analysis, we expect the impact of Pillar Two to be immaterial to our financial statements. We do not anticipate any material adjustments to our effective tax rate or tax liability as a result of these rules.
Our assessments are ongoing, and we are actively evaluating our compliance with the Income Inclusion Rule (IIR) and the Undertaxed Payments Rule (UTPR) under Pillar Two. Due to pending final regulations in certain jurisdictions, the full financial impact of these rules remains undetermined. We will continue to monitor developments and will update our disclosures in future filings as appropriate.

SCHEDULE II
Oxford Industries, Inc.
Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts– Describe		Deductions – Describe		Balance at End of Period

	(In thousands)
Fiscal 2024
Deducted from asset accounts:
Accounts receivable reserves (1)	$2,641	$2,561	$—		$(2,325)	(4)	$2,877
Provision for credit losses (2)	$500	$556	$—		$(556)	(5)	$500
Fiscal 2023
Deducted from asset accounts:
Accounts receivable reserves (1)	$4,032	$1,201	$—		$(2,592)	(4)	$2,641
Provision for credit losses (2)	$1,230	$(382)	$—		$(348)	(5)	$500
Fiscal 2022
Deducted from asset accounts:
Accounts receivable reserves (1)	$3,412	$2,868	$541	(3)	$(2,789)	(4)	$4,032
Provision for credit losses (2)	$1,311	$(262)	$200	(3)	$(19)	(5)	$1,230
___________________________
(1)Accounts receivable reserves includes estimated reserves for allowances, returns and discounts related to our wholesale operations as discussed in our significant accounting policy disclosure for "Revenue Recognition and Receivables" in Note 1 of our consolidated financial statements.
(2)Provision for credit losses consists of amounts reserved for our estimate of a wholesale customer’s inability to meet its financial obligations as discussed in our significant accounting policy disclosure for "Revenue Recognition and Receivables" in Note 1 of our consolidated financial statements.
(3)Addition due to the acquisition of Johnny Was in September 2022.
(4)Principally consists of amounts written off related to customer allowances, returns and discounts.
(5)Principally consists of accounts written off as uncollectible.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Oxford Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2025 expressed an unqualified opinion thereon.
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

Valuation of Johnny Was Trademark

Description of the Matter
At February 1, 2025, the Company’s Johnny Was trademark was $66 million. As disclosed in Note 1 to the consolidated financial statements, the Company tests indefinite-lived intangible assets for impairment at least annually on the first day of the fourth quarter or whenever changes in circumstances may indicate the carrying amounts may not be recoverable.
Auditing management’s Johnny Was trademark impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the Johnny Was trademark. In particular, the fair value estimate of the Johnny Was trademark was sensitive to significant assumptions such as changes to the royalty rates and discount rate. These significant assumptions are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the Johnny Was trademark impairment process, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the Johnny Was trademark, we performed audit procedures that included, among others, assessing the methodology used by the Company, testing the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. This included comparing significant assumptions used by management to current industry and economic trends and other relevant factors. We involved our valuation specialists to assist in our evaluation of the Company's valuation methodology and significant assumptions used in the valuation. In addition, we assessed the historical accuracy of management’s prospective financial information and performed sensitivity analyses on assumptions to evaluate the potential changes in the fair value of the Johnny Was trademark that would result from changes in the assumptions.

We have served as the Company's auditor since 2002.
/s/ Ernst & Young, LLP
Atlanta, GA
March 31, 2025

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
Changes in and Evaluation of Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fourth quarter of Fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting as of February 1, 2025. In making this assessment, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that our internal control over financial reporting was effective as of February 1, 2025.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of February 1, 2025, and its report thereon is included herein.
and

/s/ THOMAS C. CHUBB III	/s/ K. SCOTT GRASSMYER
Thomas C. Chubb III Chairman, Chief Executive Officer and President (Principal Executive Officer)	K. Scott Grassmyer Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

March 31, 2025	March 31, 2025
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Oxford Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Oxford Industries, Inc.’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oxford Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 31, 2025 expressed an unqualified opinion thereon.
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
March 31, 2025

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
PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Part III will appear in our definitive proxy statement and is incorporated herein by reference.
Item 11.   Executive Compensation
The information required by this Item 11 of Part III will appear in our definitive proxy statement and is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 of Part III will appear in our definitive proxy statement and is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Part III will appear in our definitive proxy statement and is incorporated herein by reference.
Item 14.   Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Atlanta, Georgia, Auditor Firm ID 42.
The information required by this Item 14 of Part III will appear in our definitive proxy statement and is incorporated herein by reference.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
(a)1. Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this report:
•Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024.
•Consolidated Statements of Operations for Fiscal 2024, Fiscal 2023 and Fiscal 2022.
•Consolidated Statements of Comprehensive Income for Fiscal 2024, Fiscal 2023 and Fiscal 2022.
•Consolidated Statements of Shareholders’ Equity for Fiscal 2024, Fiscal 2023 and Fiscal 2022.
•Consolidated Statements of Cash Flows for Fiscal 2024, Fiscal 2023 and Fiscal 2022.
•Notes to Consolidated Financial Statements for Fiscal 2024, Fiscal 2023 and Fiscal 2022.
2.Financial Statement Schedules
•Schedule II—Valuation and Qualifying Accounts
All other schedules for which provisions are made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b)Exhibits

2.1
Unit Purchase Agreement, dated September 19, 2022 by and among JW Holdings, LLC, the sellers named therein, Oxford Industries, Inc. and Endeavour Capital Fund VI, L.P. as sellers’ representative (filed as Exhibit 2.1 to the Company’s Form 8-K filed on September 19, 2022)

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended (filed as Exhibit 3.2 to the Company’s Form 10-Q filed on September 12, 2024)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended February 1, 2020)
10.1	Oxford Industries, Inc. Deferred Compensation Plan (as amended and restated effective June 13, 2012) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended October 27, 2012)†
10.2	First Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated July 1, 2016 (filed as Exhibit 10.3 to the Company’s Form 10-Q/A for the fiscal quarter ended on July 30, 2016)†
10.3	Second Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated December 22, 2022 (filed as Exhibit 10.3 to the Company’s Form 10-K filed on March 28, 2023)†
10.4	Third Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated June 11, 2024† (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on September 12, 2024)
10.5
Fourth Amended and Restated Pledge and Security Agreement, dated as of May 24, 2016, among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the additional entities grantor thereto, as Grantors, and Truist Bank f/k/a SunTrust Bank, as administrative agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 24, 2016)

10.6	Form of Oxford Industries, Inc. Restricted Share Unit Award Agreement (filed as Exhibit 10.5 to the Company’s Form 10-K filed on April 1, 2024)
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

10.8	Form of Oxford Industries, Inc. Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 29, 2020)†

10.9	Form of Oxford Industries, Inc. Performance-Based Restricted Share Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2020)†
10.1	Oxford Industries, Inc. Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.9 to the Company’s Form 10-K filed on March 28, 2023)
19	Insider Trading Policy*
21	Subsidiaries of Oxford Industries, Inc.*
23	Consent of Independent Registered Public Accounting Firm*
24	Power of Attorney*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Clawback Policy (filed as Exhibit 97 to the Company’s Form 10-K filed on April 1, 2024)
101INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101SCH	XBRL Taxonomy Extension Schema Document
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	XBRL Taxonomy Extension Definition Linkbase Document
101LAB	XBRL Taxonomy Extension Label Linkbase Document
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
___________________________
*Filed herewith
†Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.
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
Date: March 31, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ THOMAS C. CHUBB III
Thomas C. Chubb III	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2025
/s/ K. SCOTT GRASSMYER
K. Scott Grassmyer	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2025
*
Helen Ballard	Director
*
Virginia A. Hepner	Director	March 31, 2025
*
John R. Holder	Director	March 31, 2025
*
Stephen S. Lanier	Director	March 31, 2025
*
Dennis M. Love	Director	March 31, 2025
*
Milford W. McGuirt	Director	March 31, 2025
*
Clyde C. Tuggle	Director	March 31, 2025
*
E. Jenner Wood III	Director	March 31, 2025
*
Carol B. Yancey	Director	March 31, 2025

*By
/s/ SURAJ A. PALAKSHAPPA
Suraj A. Palakshappa
as Attorney-in-Fact