Form 10-Q
period 2025-05-03
OXFORD INDUSTRIES INC
filed 2025-06-12
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 9, 2025, there were 14,935,408 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the First Quarter of Fiscal 2025

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation:
•changes in the trade policies of the United States and those of other nations, including risks of potential future changes or worsening trade tensions between the United States and other countries and the impact of uncertainties surrounding U.S. trade policy on consumer sentiment;
•demand for our products, which may be impacted by macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by inflationary pressures, tariffs, volatile and/or elevated interest rates, concerns about a potential global recession, the stability of the banking industry or general economic uncertainty, and the effectiveness of measures to mitigate the impact of these factors;
•risks relating to our product sourcing decentralization efforts, including our ability to identify alternative countries to source and produce our products and to successfully implement changes in our supply chain;
•possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures;
•competitive conditions and/or evolving consumer shopping patterns, particularly in a highly promotional retail environment;
•acquisition activities (such as the acquisition of Johnny Was);
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
•unseasonal or extreme weather conditions or natural disasters, such as the 2024 hurricanes impacting the Southeastern United States;
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
•the timing of shipments requested by our wholesale customers;
•fluctuations and volatility in global financial and/or real estate markets;
•our ability to identify and secure suitable locations for new retail store and food & beverage openings;
•the timing and cost of retail store and food & beverage location openings and remodels, technology implementations and other capital expenditures;
•the timing, cost and successful implementation of changes to our distribution network;
•the effectiveness of recent, focused efforts to reassess and realign our operating costs in light of revenue trends, including potential disruptions to our operations as a result of these efforts;
•pandemics or other public health crises;
•expected outcomes of pending or potential litigation and regulatory actions;

•consumer, employee and regulatory focus on sustainability issues and practices, including failures by our suppliers to adhere to our vendor code of conduct;
•the regulation or prohibition of goods sourced, or containing raw materials or components, from certain regions and our ability to evidence compliance;
•access to capital and/or credit markets;
•factors that could affect our consolidated effective tax rate, including the impact of potential changes in U.S. tax laws and regulations;
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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Fiscal 2024 Form 10-K, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS
As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means the Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "TBBC" means The Beaufort Bonnet Company; and “Fiscal 2024 Form 10-K” means our Annual Report on Form 10-K for Fiscal 2024. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2026	52 weeks ending January 30, 2027
Fiscal 2025	52 weeks ending January 31, 2026
Fiscal 2024	52 weeks ended February 1, 2025
Fiscal 2023	53 weeks ended February 3, 2024
Fourth Quarter Fiscal 2025	13 weeks ending January 31, 2026
Third Quarter Fiscal 2025	13 weeks ending November 1, 2025
Second Quarter Fiscal 2025	13 weeks ending August 2, 2025
First Quarter Fiscal 2025	13 weeks ended May 3, 2025
Fourth Quarter Fiscal 2024	13 weeks ended February 1, 2025
Third Quarter Fiscal 2024	13 weeks ended November 2, 2024
Second Quarter Fiscal 2024	13 weeks ended August 3, 2024
First Quarter Fiscal 2024	13 weeks ended May 4, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)
(unaudited)

	May 3, 2025	February 1, 2025	May 4, 2024
ASSETS
Current Assets
Cash and cash equivalents	$8,175	$9,470	$7,657
Receivables, net	105,501	72,433	87,918
Inventories, net	162,334	167,287	144,373
Income tax receivable	271	5,323	19,437
Prepaid expenses and other current assets	41,253	38,269	38,978
Total Current Assets	$317,534	$292,782	$298,363
Property and equipment, net	281,504	272,690	193,702
Intangible assets, net	255,768	257,915	259,147
Goodwill	27,403	27,383	27,185
Operating lease assets	372,452	364,436	319,308
Other assets, net	63,195	54,279	41,183
Deferred income taxes	21,850	20,320	18,088
Total Assets	$1,339,706	$1,289,805	$1,156,976
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$86,212	$104,825	$73,755
Accrued compensation	21,417	22,309	19,340
Current portion of operating lease liabilities	64,119	58,711	65,366
Accrued expenses and other liabilities	69,007	62,430	67,124
Total Current Liabilities	$240,755	$248,275	$225,585
Long-term debt	117,714	31,105	18,630
Non-current portion of operating lease liabilities	360,935	359,366	296,080
Other non-current liabilities	27,879	28,499	23,806
Shareholders’ Equity
Common stock, $1.00 par value per share	14,875	15,707	15,634
Additional paid-in capital	194,893	190,816	183,126
Retained earnings	385,761	419,713	396,933
Accumulated other comprehensive loss	(3,106)	(3,676)	(2,818)
Total Shareholders’ Equity	$592,423	$622,560	$592,875
Total Liabilities and Shareholders’ Equity	$1,339,706	$1,289,805	$1,156,976
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	First Quarter
	Fiscal 2025	Fiscal 2024
Net sales	$392,861	$398,184
Cost of goods sold	140,575	139,823
Gross profit	$252,286	$258,361
SG&A	222,708	213,103
Royalties and other operating income	6,628	7,193
Operating income	$36,206	$52,451
Interest expense, net	1,726	874
Earnings before income taxes	$34,480	$51,577
Income tax expense	8,299	13,204
Net earnings	$26,181	$38,373

Net earnings per share:
Basic	$1.72	$2.46
Diluted	$1.70	$2.42
Weighted average shares outstanding:
Basic	15,222	15,597
Diluted	15,404	15,844
Dividends declared per share	$0.69	$0.67
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	First Quarter
	Fiscal 2025	Fiscal 2024
Net earnings	$26,181	$38,373
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	570	(83)
Comprehensive income	$26,751	$38,290
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Quarter
	Fiscal 2025	Fiscal 2024
Cash Flows From Operating Activities:
Net earnings	$26,181	$38,373
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	14,529	13,586
Amortization of intangible assets	2,434	2,955
Equity compensation expense	3,605	4,051
Amortization and write-off of deferred financing costs	96	96
Deferred income taxes	(1,440)	6,059
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(33,078)	(24,571)
Inventories, net	5,271	15,151
Income tax receivable	5,053	112
Prepaid expenses and other current assets	(2,973)	4,051
Current liabilities	(7,376)	(15,365)
Other balance sheet changes	(16,244)	(11,575)
Cash (used in) provided by operating activities	$(3,942)	$32,923
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(28)	(240)
Purchases of property and equipment	(23,427)	(11,894)
Cash used in investing activities	$(23,455)	$(12,134)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(94,125)	(136,216)
Proceeds from revolving credit arrangements	180,733	125,542
Repurchase of common stock	(50,526)	—
Proceeds from issuance of common stock	482	513
Cash dividends paid	(10,381)	(10,549)
Other financing activities	(224)	—
Cash provided by (used in) financing activities	$25,959	$(20,710)
Net change in cash and cash equivalents	$(1,438)	$79
Effect of foreign currency translation on cash and cash equivalents	143	(26)
Cash and cash equivalents at the beginning of year	9,470	7,604
Cash and cash equivalents at the end of period	$8,175	$7,657
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share amounts)
(unaudited)

	First Quarter Fiscal 2025
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 1, 2025	$15,707	$190,816	$419,713	$(3,676)	$622,560
Net earnings and other comprehensive income	—	—	26,181	570	26,751
Shares issued under equity plans	10	472	—	—	482
Compensation expense for equity awards	—	3,605	—	—	3,605
Repurchase of shares	(842)	—	(49,684)	—	(50,526)
Dividends declared	—	—	(10,449)	—	(10,449)
May 3, 2025	$14,875	$194,893	$385,761	$(3,106)	$592,423

	First Quarter Fiscal 2024
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 3, 2024	$15,629	$178,567	$369,453	$(2,735)	$560,914
Net earnings and other comprehensive income	—	—	38,373	(83)	38,290
Shares issued under equity plans	5	508	—	—	513
Compensation expense for equity awards	—	4,051	—	—	4,051
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(10,893)	—	(10,893)
May 4, 2024	$15,634	$183,126	$396,933	$(2,818)	$592,875
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FIRST QUARTER OF FISCAL 2025
Note 1.    Basis of Presentation:
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
The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Fiscal 2024 Form 10-K. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2024 Form 10-K.
Recently Issued Accounting Standards Applicable to Future Years
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs and any not listed below were assessed and determined to not be applicable or are expected to have an immaterial impact on our Condensed Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating how the expanded disclosure requirements of ASU 2023-09 will affect our presentation, and we will include the incremental disclosures upon the effective date.
In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" that expands the disclosure requirements about specific expense categories, primarily through disaggregated information on income statement line items. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. We are evaluating how the enhanced disclosure requirements of ASU 2024-03 will affect our presentation, and we will include the applicable disclosures upon the effective date.
Note 2.    Operating Segments:
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
The Tommy Bahama, Lilly Pulitzer and Johnny Was operating segments are each identified as a reportable segment. The operations of our smaller, earlier stage operating segments Southern Tide, TBBC, Duck Head and Jack Rogers are aggregated into the Emerging Brands reportable segment.
Corporate and Other is a reconciling category for reporting purposes and includes the elimination of inter-segment sales, which totaled less than $1 million in both the First Quarter of Fiscal 2025 and the First Quarter of Fiscal 2024. Corporate and Other also includes our corporate offices, substantially all financing activities, any other items that are not allocated to the operating segments, including LIFO inventory accounting adjustments as our LIFO pool does not correspond to our operating segment definitions, and unallocated Corporate expenses.
The table below present certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	First Quarter
	Fiscal 2025	Fiscal 2024
Tommy Bahama
Net sales	$216,175	$225,617
Costs of goods sold	76,450	77,309
Gross profit	$139,725	$148,308
Operating costs:
Variable and distribution costs	13,300	13,891
Advertising costs	10,147	8,139
Employment costs	47,287	47,490
Occupancy costs	22,778	21,635
Depreciation and amortization	7,577	7,193
Other segment items (1)	7,889	7,321
Tommy Bahama operating income	$30,747	$42,639
Lilly Pulitzer
Net sales	$99,042	$88,421
Costs of goods sold	34,113	29,142
Gross profit	$64,929	$59,279
Operating costs:
Variable and distribution costs	6,048	4,885
Advertising costs	8,525	9,279
Employment costs	13,659	13,839
Occupancy costs	5,443	5,111
Depreciation and amortization	4,915	4,594
Other segment items (1)	8,202	6,027
Lilly Pulitzer operating income	$18,137	$15,544
Johnny Was
Net sales	$43,473	$51,212
Costs of goods sold	15,355	17,963
Gross profit	$28,118	$33,249
Operating costs:
Variable and distribution costs	2,151	3,033
Advertising costs	5,534	6,354
Employment costs	10,261	9,554
Occupancy costs	5,389	5,345
Depreciation and amortization	3,381	4,006
Other segment items (1)	4,812	4,624
Johnny Was operating (loss) income	$(3,410)	$333
Emerging Brands
Net sales	$34,248	$33,001
Costs of goods sold	13,934	13,473
Gross profit	$20,314	$19,528

Operating costs:
Variable and distribution costs	2,447	2,358
Advertising costs	3,148	2,727
Employment costs	6,577	5,692
Occupancy costs	1,868	1,262
Depreciation and amortization	944	614
Other segment items (1)	3,423	3,077
Emerging Brands operating income	$1,907	$3,798
Corporate
Net sales	$(77)	$(67)
Cost of goods sold (2)	723	1,936
Gross profit	$(800)	$(2,003)
Depreciation and amortization	146	134
Unallocated Corporate costs and income (3)	10,229	7,726
Corporate operating loss	$(11,175)	$(9,863)
Consolidated Operating income	$36,206	$52,451
Interest expense, net	1,726	874
Earnings before income taxes	$34,480	$51,577
(1)For all reporting units, other segment items primarily consists of software costs, professional services costs, other selling, general, and administrative costs and royalties and other income.
(2)Cost of goods sold for Corporate and Other included a LIFO accounting charge of less than $1 million in the First Quarter of Fiscal 2025 and $2 million in the First Quarter of Fiscal 2024.
(3)Unallocated Corporate costs for Corporate and Other primarily consists of unallocated employment and other overhead expenses.
The tables below presents certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	First Quarter
	Fiscal 2025	Fiscal 2024
Purchases of Property and Equipment
Tommy Bahama	$6,968	$5,115
Lilly Pulitzer	2,959	2,753
Johnny Was	455	1,358
Emerging Brands	2,143	1,195
Corporate and Other	10,902	1,473
Purchases of Property and Equipment	$23,427	$11,894

	May 3, 2025	February 1, 2025	May 4, 2024
Assets
Tommy Bahama (1)	$695,801	$681,730	$607,069
Lilly Pulitzer (2)	225,040	205,398	208,182
Johnny Was (3)	229,534	235,558	246,229
Emerging Brands (4)	124,463	121,574	103,995
Corporate and Other (5)	64,868	45,545	(8,499)
Consolidated Total Assets	$1,339,706	$1,289,805	$1,156,976
(1)Increase in Tommy Bahama total assets from May 4, 2024, relates primarily to an increase in operating lease assets, property and equipment, inventories and receivables.

(2)Increase in Lilly Pulitzer total assets from May 4, 2024, includes increases in receivables and inventories, as well as additional intangible assets related to the acquisition of intellectual property rights in the Fourth Quarter of Fiscal 2024.
(3)Decrease in Johnny Was total assets from May 4, 2024, relates primarily to the amortization of acquired intangible assets.
(4)Increase in Emerging Brands total assets from May 4, 2024, relates primarily to an increase in property and equipment, operating lease assets, and inventories.
(5)Increase in Corporate and Other total assets from May 4, 2024, relates primarily to an increase in property and equipment primarily related to the new distribution center project in Lyons, Georgia.
Net sales by geographic area are presented in the table below (in thousands). The other foreign amounts primarily relate to our Tommy Bahama operations in Canada and Australia.

	First Quarter
	Fiscal 2025	Fiscal 2024
Net Sales
United States	$385,159	$389,266
Other foreign	7,702	8,918
	$392,861	$398,184
The tables below quantify net sales, for each reportable segment, as well as Corporate and Other, and in total (in thousands), and the percentage of net sales by distribution channel for each reportable segment, as well as Corporate and Other, and in total, for each period presented. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	First Quarter Fiscal 2025
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$216,175	45%	19%	16%	20%	—%
Lilly Pulitzer	99,042	35%	42%	—%	23%	—%
Johnny Was	43,473	37%	38%	—%	25%	—%
Emerging Brands	34,248	19%	38%	—%	43%	—%
Corporate and Other	(77)	—%	—%	—%	—%	NM %
Total	$392,861	39%	29%	9%	23%	—%

	First Quarter Fiscal 2024
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$225,617	45%	21%	15%	19%	—%
Lilly Pulitzer	88,421	35%	46%	—%	19%	—%
Johnny Was	51,212	37%	40%	—%	23%	—%
Emerging Brands	33,001	15%	36%	—%	49%	—%
Corporate and Other	(67)	—%	—%	—%	—%	NM %
Total	$398,184	39%	30%	9%	22%	—%
Note 3.    Revenue Recognition and Receivables:
Our revenue consists of direct to consumer sales, including our retail store, e-commerce and food & beverage operations, and wholesale sales, as well as royalty income, which is included in royalties and other operating income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our accounting policies related to revenue recognition for each type of contract with customers are described in the significant accounting policies in our Fiscal 2024 Form 10-K.

The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	First Quarter
	Fiscal 2025	Fiscal 2024
Retail	$153,809	$155,755
E-commerce	113,643	119,716
Food & Beverage	33,532	34,717
Wholesale	91,954	88,063
Other	(77)	(67)
Net sales	$392,861	$398,184
An estimated sales return liability of $12 million, $10 million and $14 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheet as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively. As of May 3, 2025, February 1, 2025, and May 4, 2024, prepaid expenses and other current assets included $4 million, $3 million and $4 million, respectively, relating to the estimated value of inventory for expected direct to consumer and wholesale sales returns.
Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of May 3, 2025, February 1, 2025, and May 4, 2024, reserve balances recorded as a reduction to receivables related to these items were $4 million, $3 million and $3 million, respectively. As of May 3, 2025, February 1, 2025, and May 4, 2024, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $1 million and $1 million, respectively.
Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheet and totaled $21 million, $22 million and $20 million as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively.
Note 4.    Leases:
For the First Quarter of Fiscal 2025, operating lease expense was $22 million and variable lease expense was $11 million, resulting in total lease expense of $33 million compared to $32 million of total lease expense in the First Quarter of Fiscal 2024.
Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Quarter of Fiscal 2025 and the First Quarter of Fiscal 2024 was $23 million and $22 million, respectively.
As of May 3, 2025, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2025	$58,797
2026	79,856
2027	72,348
2028	68,827
2029	53,388
2030	42,937
After 2030	167,631
Total lease payments	$543,784
Less: Difference between discounted and undiscounted lease payments	118,730
Present value of lease liabilities	$425,054

Note 5.    Shareholders’ Equity:
From time to time, we repurchase our common stock mainly through open market repurchase plans. On December 10, 2024, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock. During the First Quarter of Fiscal 2025, we repurchased approximately 842,000 shares of our common stock at an average price of $59.38 for $50 million as part of an open market repurchase program (Rule 10b5-1 plan) under the December 10, 2024 authorization. During the First Quarter of Fiscal 2024, there were no repurchases of our stock.
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. There were no repurchases of our stock pursuant to the March 24, 2025 authorization during the First Quarter of Fiscal 2025 and $100 million remained under the Board of Director's authorization as of May 3, 2025.
We also repurchase shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock. During the First Quarter of Fiscal 2025 and the First Quarter of Fiscal 2024, no shares vested that resulted in a repurchase from our employees.
Long-Term Stock Incentive Plan and Equity Compensation Expense
In recent years, we have granted a combination of service-based restricted share awards and awards based on relative total shareholder return ("TSR") to certain select employees.
Service-Based Restricted Share Awards
The table below summarizes the service-based restricted share awards, including both restricted shares and restricted share units, activity for the First Quarter of Fiscal 2025:

	First Quarter of Fiscal 2025
	Number of Shares or Units	Weighted- average grant date fair value
Awards outstanding at beginning of year	183,784	$104
Awards granted	127,125	$61
Awards vested, including awards repurchased from employees for employees’ tax liability	—	$—
Awards forfeited	(7,562)	$103
Awards outstanding on May 3, 2025	303,347	$86
TSR-based Restricted Share Units
The table below summarizes the TSR-based restricted share unit activity at target for the First Quarter of Fiscal 2025:

	First Quarter of Fiscal 2025
	Number of Share Units	Weighted- average grant date fair value
TSR-based awards outstanding at beginning of year	217,343	$136
TSR-based awards granted	113,400	$79
TSR-based restricted shares earned and vested, including restricted share units repurchased from employees for employees’ tax liability	—	$—
TSR-based awards forfeited	(6,680)	$134
TSR-based awards outstanding on May 3, 2025	324,063	$116

As disclosed in Note 1 to our consolidated financial statements contained in our Fiscal 2024 Form 10-K, the fair value of TSR-based awards is not tied to the price of our common stock at any fixed point in time; rather, the fair value of TSR-based awards is determined using a Monte Carlo simulation model, which models multiple TSR paths for our common stock as well as the comparator group, as applicable, to evaluate and determine the estimated fair value of the award.
Note 6.    Debt:
Our Fourth Amended and Restated Credit Agreement (as amended, the "U.S. Revolving Credit Agreement") provides for a revolving credit facility of up to $325 million, which may be used to fund working capital requirements, capital expenditures, share repurchases, future acquisitions and for general corporate purposes. The U.S. Revolving Credit Agreement matures in March 2028. Pursuant to the U.S. Revolving Credit Agreement, the interest rate applicable to our borrowings under the U.S. Revolving Credit Agreement is based on either the Term Secured Overnight Financing Rate plus an applicable margin of 135 to 185 basis points or prime plus an applicable margin of 25 to 75 basis points.
The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 6% as of May 3, 2025), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of May 3, 2025, February 1, 2025, and May 4, 2024, totaled $5 million, $5 million and $5 million, respectively.
As of May 3, 2025, February 1, 2025, and May 4, 2024, we had $118 million, $31 million and $19 million, respectively, of borrowings outstanding and $203 million, $289 million and $301 million, respectively, in unused availability under the U.S. Revolving Credit Agreement. The increase in debt during the First Quarter of Fiscal 2025 was the result of (1) share repurchases, (2) increased capital expenditures primarily associated with the project to build a new distribution center in Lyons, Georgia, (3) payments of dividends and (4) and working capital requirements exceeding cash flow from operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Fiscal 2024 Form 10-K.
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
For additional information about our business and our operating segments, see Part I, Item 1. Business of our Fiscal 2024 Form 10-K. Important factors relating to certain risks which could impact our business are described in Part I. Item 1A. Risk Factors of our Fiscal 2024 Form 10-K.
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
This competitive and evolving environment requires that brands and retailers approach their operations, including marketing and advertising, very differently than they have historically and may result in increased operating costs and investments to generate growth or even maintain existing sales levels. The competition and evolution within the industry present significant risks that have been compounded in the current macroenvironment as a result of developments in U.S. trade regulations following the implementation of a broad range of tariffs in First Quarter of Fiscal 2025 as well as geopolitical issues. Other issues, including the availability and cost of credit and elevated interest rates for prolonged periods, have also heightened concern in the current environment. The future geopolitical landscape remains particularly uncertain and any changes in international trade relations, legislation and regulations, including those related to importation and tariffs, taxation, economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results. These factors, when combined with heightened promotional activity in our industry, create a complex and challenging retail environment, which has impacted and will continue to impact our businesses and financial results during Fiscal 2025 and has exacerbated some of the inherent challenges to our operations and may continue to do so in the future. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses.
In addition, compounding some of the uncertainty and challenges in the current macroeconomic environment, in April 2025, the U.S. government announced broad-based, reciprocal tariffs on foreign imports. The reciprocal tariffs impact substantially all of the countries from which we import products, although at varying rates. Although the implementation of some of the announced tariffs has been temporarily paused, we continue to evaluate the impact of these tariffs on our businesses and, as previously disclosed, have been proactively taking steps to mitigate our tariff exposure regardless of the outcome of the U.S. government’s trade negotiations. These mitigation efforts include an acceleration in our ongoing efforts to decentralize our product sourcing, accelerating production and shipments into the U.S. during the period of delayed application of the reciprocal tariffs, negotiations with our vendors and potential price increases. The duration and scope of the tariffs are difficult to predict, along with the extent to which we will be able to offset the impact, and there could be a material negative impact on our results of operations depending on the outcome of the government’s trade negotiations.
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
Key Operating Results:
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Quarter of Fiscal 2025 compared to the First Quarter of Fiscal 2024:

	First Quarter
	Fiscal 2025	Fiscal 2024
Net sales	$392,861	$398,184
Operating income	$36,206	$52,451
Net earnings	$26,181	$38,373
Net earnings per diluted share	$1.70	$2.42
Weighted average shares outstanding - diluted	15,404	15,844
Net earnings per diluted share were $1.70 in the First Quarter of Fiscal 2025 compared to $2.42 in the First Quarter of Fiscal 2024 reflecting (1) decreased net sales, (2) increased SG&A, (3) lower gross margin, (4) increased interest expense and (5) decreased royalties and other operating income. These decreases were partially offset by a lower effective tax rate and reduction in weighted average shares outstanding due repurchases made pursuant to our share repurchase program, which commenced in the First Quarter of Fiscal 2025.
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

	May 3, 2025	February 1, 2025	May 4, 2024	February 3, 2024
Tommy Bahama full-price retail stores	103	106	102	102
Tommy Bahama retail-food & beverage locations	26	24	23	22
Tommy Bahama outlets	36	36	35	34
Total Tommy Bahama locations	165	166	160	158
Lilly Pulitzer full-price retail stores	65	64	60	60
Johnny Was full-price retail stores	77	77	75	72
Johnny Was outlets	3	3	3	3
Total Johnny Was locations	80	80	78	75
Southern Tide full-price retail stores	35	30	20	19
TBBC full-price retail stores	8	5	4	3
Total Oxford direct to consumer locations	353	345	322	315
RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL 2025 COMPARED TO FIRST QUARTER OF FISCAL 2024
The discussion and tables below compare our statements of operations for the First Quarter of Fiscal 2025 to the First Quarter of Fiscal 2024. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.
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

	First Quarter
	Fiscal 2025		Fiscal 2024		$ Change	% Change
Net sales	$392,861	100.0%	$398,184	100.0%	$(5,323)	(1.3)%
Cost of goods sold	140,575	35.8%	139,823	35.1%	752	0.5%
Gross profit	$252,286	64.2%	$258,361	64.9%	$(6,075)	(2.4)%
SG&A	222,708	56.7%	213,103	53.5%	9,605	4.5%
Royalties and other operating income	6,628	1.7%	7,193	1.8%	(565)	(7.9)%
Operating income	$36,206	9.2%	$52,451	13.2%	$(16,245)	(31.0)%
Interest expense, net	1,726	0.4%	874	0.2%	852	97.5%
Earnings before income taxes	$34,480	8.8%	$51,577	13.0%	$(17,097)	(33.1)%
Income tax expense	8,299	2.1%	13,204	3.3%	(4,905)	(37.1)%
Net earnings	$26,181	6.7%	$38,373	9.6%	$(12,192)	(31.8)%
Net earnings per diluted share	$1.70		$2.42		$(0.72)	(29.8)%
Weighted average shares outstanding - diluted	15,404		15,844		(440)	(2.8)%
Net Sales

	First Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$216,175	$225,617	$(9,442)	(4.2)%
Lilly Pulitzer	99,042	88,421	10,621	12.0%
Johnny Was	43,473	51,212	(7,739)	(15.1)%
Emerging Brands	34,248	33,001	1,247	3.8%
Corporate and Other	(77)	(67)	(10)	NM %
Consolidated net sales	$392,861	$398,184	$(5,323)	(1.3)%
Consolidated net sales were $393 million in the First Quarter of Fiscal 2025 compared to net sales of $398 million in the First Quarter of Fiscal 2024. The decrease in net sales included decreased sales in Tommy Bahama and Johnny Was. These decreases were partially offset by increased sales in Lilly Pulitzer and Emerging Brands.
The changes in net sales by distribution channel consisted of the following:
•a decrease in e-commerce sales of $6 million, or 5%, including (1) a $5 million decrease in Tommy Bahama and (2) a $4 million decrease in Johnny Was. These decreases were partially offset by (1) a $1 million increase in Lilly Pulitzer and (2) a $1 million increase in Emerging Brands;
•a decrease in full-price retail sales of $2 million, or 1%, including (1) a $5 million decrease in Tommy Bahama and (2) a $3 million decrease in Johnny Was. These decreases were partially offset by (1) a $3 million increase in Lilly Pulitzer and (2) a $2 million increase in Emerging Brands;
•a decrease in food & beverage sales of $1 million, or 3%;

•outlet sales in the First Quarter of Fiscal 2025 were comparable to the First Quarter of Fiscal 2024; and
•an increase in wholesale sales of $4 million, or 4%, including (1) a $6 million increase in Lilly Pulitzer and (2) a $1 million increase in Tommy Bahama. These increases were partially offset by (1) a $2 million decrease in Emerging Brands and (2) a $1 million decrease in Johnny Was.
The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Quarter
	Fiscal 2025	Fiscal 2024
Retail	39%	39%
E-commerce	29%	30%
Food & beverage	9%	9%
Wholesale	23%	22%
Total	100%	100%
Tommy Bahama:
Tommy Bahama net sales decreased $9 million, or 4%, in the First Quarter of Fiscal 2025, with a decrease in (1) e-commerce sales of $5 million, or 10%, (2) full-price retail sales of $5 million, or 5%, and (3) food & beverage sales of $1 million, or 3%. These decreases were partially offset by an increase in wholesale sales of $1 million, or 2%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter
	Fiscal 2025	Fiscal 2024
Retail	45%	45%
E-commerce	19%	21%
Food & beverage	16%	15%
Wholesale	20%	19%
Total	100%	100%
Lilly Pulitzer:
Lilly Pulitzer net sales increased $11 million, or 12%, in the First Quarter of Fiscal 2025, with an increase in each channel of distribution. The increase in net sales in Lilly Pulitzer included increases in (1) wholesale sales of $6 million, or 33%, that included increased sales to both off-priced wholesale customers and full-priced department stores, (2) retail sales of $3 million, or 11%, and (3) e-commerce sales of $1 million, or 4%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter
	Fiscal 2025	Fiscal 2024
Retail	35%	35%
E-commerce	42%	46%
Wholesale	23%	19%
Total	100%	100%

Johnny Was:
Johnny Was net sales decreased $8 million, or 15%, in the First Quarter of Fiscal 2025, with a decrease in (1) e-commerce sales of $4 million, or 19%, (2) retail sales of $3 million, or 16%, and (3) wholesale sales of $1 million, or 7%. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	First Quarter
	Fiscal 2025	Fiscal 2024
Retail	37%	37%
E-commerce	38%	40%
Wholesale	25%	23%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales increased $1 million, or 4% in the First Quarter of Fiscal 2025. Increases included increased sales in Southern Tide, TBBC and Duck Head partially offset by decreased sales in Jack Rogers. By distribution channel, the increase in net sales in Emerging Brands included increases in (1) retail sales of $2 million, or 37%, as we opened new retail locations and (2) e-commerce sales of $1 million, or 9%. These increases were partially offset by a decrease in wholesale sales of $2 million, or 10%. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Quarter
	Fiscal 2025	Fiscal 2024
Retail	19%	15%
E-commerce	38%	36%
Wholesale	43%	49%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating segments.
Gross Profit
The tables below present gross profit by reportable segment and Corporate and Other and in total for the First Quarter of Fiscal 2025 and the First Quarter of Fiscal 2024, as well as the dollar change and percentage change between those two periods, and gross margin by reportable segment and Corporate and Other and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$139,725	$148,308	$(8,583)	(5.8)%
Lilly Pulitzer	64,929	59,279	5,650	9.5%
Johnny Was	28,118	33,249	(5,131)	(15.4)%
Emerging Brands	20,314	19,528	786	4.0%
Corporate and Other	(800)	(2,003)	1,203	NM %
Consolidated gross profit	$252,286	$258,361	$(6,075)	(2.4)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$467	$2,248

	First Quarter
	Fiscal 2025	Fiscal 2024
Tommy Bahama	64.6%	65.7%
Lilly Pulitzer	65.6%	67.0%
Johnny Was	64.7%	64.9%
Emerging Brands	59.3%	59.2%
Corporate and Other	NM%	NM%
Consolidated gross margin	64.2%	64.9%
The decreased gross profit of 2% was primarily due to (1) the 1% decrease in net sales and (2) decreased consolidated gross margin. The decreased gross margin was primarily due to (1) increased freight expenses to e-commerce customers at Tommy Bahama, (2) increased markdowns during clearance events at Lilly Pulitzer and Johnny Was and (3) a change in sales mix with wholesale sales, including off-priced wholesale sales, representing a higher proportion of net sales. We also incurred $1 million of additional charges in cost of goods sold in the First Quarter of Fiscal 2025 resulting from the U.S. tariffs on imported goods implemented in the First Quarter of Fiscal 2025. These decreases were partially offset by a $2 million lower LIFO accounting charge in the First Quarter of Fiscal 2025 compared to the First Quarter of Fiscal 2024.
Tommy Bahama:
The lower gross margin for Tommy Bahama was primarily due to (1) an increase in freight expenses to e-commerce customers, (2) full-price retail and e-commerce sales representing a lower proportion of net sales with more sales occurring during promotional and clearance events, including loyalty award cards, Flip Side, end of season clearance events and the semi-annual Friends & Family event and (3) a change in sales mix with wholesale sales representing a higher proportion of net sales.
Lilly Pulitzer:
The lower gross margin for Lilly Pulitzer was primarily due to (1) higher markdowns during e-commerce flash clearance events and (2) a change in sales mix with wholesale sales, including off-price wholesale sales, representing a higher proportion of net sales.
Johnny Was:
The lower gross margin for Johnny Was was primarily due to (1) higher markdowns during promotional and clearance events, (2) increased cost of goods sold resulting from the U.S. tariffs implemented in March 2025 and (3) a change in sales mix with wholesale sales representing a higher proportion of net sales. These decreases were partially offset by full-price retail and e-commerce sales representing a higher proportion of net sales with fewer sales occurring during promotional and clearance events. In the First Quarter of Fiscal 2025, Johnny Was revised its promotional strategy to have fewer promotional events than in previous periods.
Emerging Brands:
The higher gross margin for Emerging Brands was primarily due to a change in sales mix with retail sales representing a higher proportion of net sales.
Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments that resulted in a $2 million lower charge in the First Quarter of Fiscal 2025 compared to the First Quarter of Fiscal 2024. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating segment in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating segment in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	First Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
SG&A	222,708	213,103	$9,605	4.5%
SG&A (as a % of net sales)	56.7%	53.5%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$1,933	$2,718
SG&A was $223 million in the First Quarter of Fiscal 2025 compared to $213 million in the First Quarter of Fiscal 2024, with approximately $6 million, or 59%, of the increase due to increases in employment costs, occupancy costs and depreciation expense due to the increase in brick and mortar retail locations. The 5% increase in total SG&A in the First Quarter of Fiscal 2025 included the following, each of which includes the SG&A of the new brick and mortar locations:
•$3 million increase in software subscription and consulting costs associated with IT projects;
•$3 million in increased employment costs;
•$2 million increase in occupancy costs;
•$1 million increase in depreciation expense; and
•$1 million increase in advertising costs.
These increases were partially offset by:
•$1 million decrease in amortization of intangible assets.

Royalties and other operating income

	First Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Royalties and other operating income	6,628	7,193	$(565)	(7.9)%
Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The decreased royalties and other operating income in the First Quarter of Fiscal 2025 was primarily due to decreased royalty income in Tommy Bahama reflecting the lower sales of our licensing partners.
Operating income (loss)

	First Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$30,747	$42,639	$(11,892)	(27.9)%
Lilly Pulitzer	18,137	15,544	2,593	16.7%
Johnny Was	(3,410)	333	(3,743)	(1124.0)%
Emerging Brands	1,907	3,798	(1,891)	(49.8)%
Corporate and Other	(11,175)	(9,863)	(1,312)	NM%
Consolidated operating income	$36,206	$52,451	$(16,245)	(31.0)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$467	$2,248
Amortization of Johnny Was intangible assets	$1,933	$2,718
Operating income was $36 million in the First Quarter of Fiscal 2025 compared to $52 million in the First Quarter of Fiscal 2024. The decreased operating income included lower operating results in Tommy Bahama, Johnny Was, Emerging

Brands and Corporate and Other. These decreases were partially offset by higher operating results in Lilly Pulitzer. Changes in operating income (loss) by reportable segment and Corporate and Other are discussed below.
Tommy Bahama:

	First Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$216,175	$225,617	$(9,442)	(4.2)%
Gross profit	$139,725	$148,308	$(8,583)	(5.8)%
Gross margin	64.6%	65.7%
Operating income	$30,747	$42,639	$(11,892)	(27.9)%
Operating income as % of net sales	14.2%	18.9%
The decreased operating income for Tommy Bahama was due to (1) decreased net sales, (2) increased SG&A and (3) lower gross margin. The increased SG&A was primarily due to (1) $3 million of higher SG&A associated with new retail store and Marlin Bar locations with retail and food & beverage operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense and (2) $2 million of increased advertising expenses.
Lilly Pulitzer:

	First Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$99,042	$88,421	$10,621	12.0%
Gross profit	$64,929	$59,279	$5,650	9.5%
Gross margin	65.6%	67.0%
Operating income	$18,137	$15,544	$2,593	16.7%
Operating income as % of net sales	18.3%	17.6%
The increased operating income for Lilly Pulitzer was primarily due to increased net sales. This increase was partially offset by (1) increased SG&A and (2) lower gross margin. The increased SG&A was primarily due to (1) $2 million of increased software subscription and consulting expenses and (2) $1 million of increased variable and distribution costs primarily driven by higher sales. These increases were partially offset by $1 million of decreased advertising expenses.
Johnny Was:

	First Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$43,473	$51,212	$(7,739)	(15.1)%
Gross profit	$28,118	$33,249	$(5,131)	(15.4)%
Gross margin	64.7%	64.9%
Operating (loss) income	$(3,410)	$333	$(3,743)	(1124.0)%
Operating (loss) income as % of net sales	(7.8%)	0.7%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$1,933	$2,718
The decreased operating results for Johnny Was was primarily due to (1) decreased net sales and (2) lower gross margin. These decreases were partially offset by decreased SG&A. The decreased SG&A was primarily due to (1) $1 million of decreased advertising expenses, (2) $1 million of decreased variable and distribution costs and (3) $1 million of decreased amortization of intangible assets. These decreases were partially offset by $1 million of increased employment costs.

Emerging Brands:

	First Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$34,248	$33,001	$1,247	3.8%
Gross profit	$20,314	$19,528	$786	4.0%
Gross margin	59.3%	59.2%
Operating income	$1,907	$3,798	$(1,891)	(49.8)%
Operating income as % of net sales	5.6%	11.5%
The decreased operating income for Emerging Brands was primarily due to increased SG&A. This decrease was partially offset by (1) increased net sales and (2) higher gross margin. The increased SG&A was primarily due to new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense.
Corporate and Other:

	First Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$(77)	$(67)	$(10)	NM%
Gross profit	$(800)	$(2,003)	$1,203	NM%
Operating loss	$(11,175)	$(9,863)	$(1,312)	NM%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$467	$2,248
The lower operating results in Corporate and Other were primarily a result of increased SG&A. This decrease was partially offset by a $2 million lower LIFO accounting charge in the First Quarter of Fiscal 2025 relative to the First Quarter of Fiscal 2024. The increased SG&A was primarily due to increased employment costs.
Interest expense, net

	First Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Interest expense, net	1,726	874	$852	97.5%
The increased interest expense in the First Quarter of Fiscal 2025 was primarily due to a higher average outstanding debt balance during the First Quarter of Fiscal 2025 than the First Quarter of Fiscal 2024.
Income tax

	First Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Income tax expense	8,299	13,204	$(4,905)	(37.1)%
Effective tax rate	24.1%	25.6%
Our effective tax rate will vary from period to period from a typical annual effective tax rate of approximately 25% based on various factors including, but not limited to, the geographic mix of earnings, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
For the First Quarter of Fiscal 2025, our effective tax rate was 24.1%, which primarily reflects the benefit derived from a reduction in income tax expense as a result of the receipt of interest from a U.S. federal income tax receivable and the remeasurement of deferred tax balances due to changes in state tax rates partially offset by a net increase to uncertain tax positions during the quarter.

For the First Quarter of Fiscal 2024, our effective income tax rate was 25.6%, which primarily reflects the unfavorable remeasurement of deferred tax assets and an increase to uncertain tax positions partially offset by a favorable return-to provision adjustment for a foreign subsidiary.
Net earnings

	First Quarter
	Fiscal 2025	Fiscal 2024
Net sales	$392,861	$398,184
Operating income	$36,206	$52,451
Net earnings	$26,181	$38,373
Net earnings per diluted share	$1.70	$2.42
Weighted average shares outstanding - diluted	15,404	15,844
Net earnings per diluted share was $1.70 in the First Quarter of Fiscal 2025 compared to $2.42 in the First Quarter of Fiscal 2024 reflecting (1) decreased net sales, (2) increased SG&A, (3) lower gross margin, (4) increased interest expense and (5) decreased royalties and other operating income. These decreases were partially offset by a lower effective tax rate and reduction in weighted average shares outstanding due repurchases made pursuant to our share repurchase program, which commenced in the First Quarter of Fiscal 2025.
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
Working Capital

($ in thousands)	May 3, 2025	February 1, 2025	May 4, 2024	February 3, 2024
Total current assets	$317,534	$292,782	$298,363	$293,115
Total current liabilities	$240,755	$248,275	$225,585	$240,644
Working capital	$76,779	$44,507	$72,778	$52,471
Working capital ratio	1.32	1.18	1.32	1.22
Our working capital ratio is calculated by dividing total current assets by total current liabilities.
Balance Sheet
The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of May 3, 2025 as compared to May 4, 2024.

Current Assets:

	May 3, 2025	February 1, 2025	May 4, 2024	February 3, 2024
Cash and cash equivalents	$8,175	$9,470	$7,657	$7,604
Receivables, net	105,501	72,433	87,918	63,362
Inventories, net	162,334	167,287	144,373	159,565
Income tax receivable	271	5,323	19,437	19,549
Prepaid expenses and other current assets	41,253	38,269	38,978	43,035
Total current assets	$317,534	$292,782	$298,363	$293,115
Cash and cash equivalents were $8 million as of May 3, 2025, compared to $8 million as of May 4, 2024.
The increased receivables, net as of May 3, 2025, was primarily due to (1) increased trade receivables resulting from the timing of sales and cash receipts and (2) increased tenant improvement allowance receivables due from landlords resulting from store openings during Fiscal 2024 and Fiscal 2025.
Inventories, net, included a $85 million and $84 million LIFO reserve as of May 3, 2025, and May 4, 2024, respectively. Inventories increased in all operating segments with the exception of Johnny Was due primarily to impacts associated with the U.S. tariffs that were implemented in First Quarter of Fiscal 2025 including (1) accelerated purchases of inventory that were implemented to try and minimize the impact of potential, pending tariff increases and (2) increased costs capitalized into inventory after the implementation of the tariffs. At the end of the First Quarter of Fiscal 2025, our inventory balances included an additional $3 million of costs associated with the increased tariffs implemented in the First Quarter of Fiscal 2025. We believe our strategy to accelerate the purchase of inventory during the First Quarter of Fiscal 2025 was appropriate to support our future anticipated sales plans.
The decreased income tax receivable as of May 3, 2025 was primarily due to the receipt of $19 million in income tax receivables in the Fourth Quarter of Fiscal 2024.
The increased prepaid expenses and other current assets as of May 3, 2025, was primarily due to increases in prepaid software costs.
Non-current Assets:

	May 3, 2025	February 1, 2025	May 4, 2024	February 3, 2024
Property and equipment, net	$281,504	$272,690	$193,702	$195,137
Intangible assets, net	255,768	257,915	259,147	262,101
Goodwill	27,403	27,383	27,185	27,190
Operating lease assets	372,452	364,436	319,308	263,934
Other assets, net	63,195	54,279	41,183	32,188
Deferred income taxes	21,850	20,320	18,088	24,179
Total non-current assets	$1,022,172	$997,023	$858,613	$804,729
Property and equipment, net as of May 3, 2025, increased as capital expenditures primarily relating to the project to build a new distribution center in Lyons, Georgia and the opening of new Tommy Bahama Marlin Bars and retail stores across our portfolio exceeded depreciation during the 12 months ended May 3, 2025.
The decrease in intangible assets, net as of May 3, 2025, was primarily due to the amortization of intangible assets acquired in the acquisition of Johnny Was partially offset by the purchase of intellectual property rights by Lilly Pulitzer during the Fourth Quarter of Fiscal 2024.
Operating lease assets as of May 3, 2025, increased primarily due to the addition of new leased locations, and the extension of existing leased locations, exceeding the recognition of amortization related to existing operating leases and the termination or reduced term of certain operating leases.

The increase in other assets, net as of May 3, 2025, was primarily due to an increase in capitalizable implementation costs associated with cloud computing arrangements.
Deferred income taxes increased as of May 3, 2025, due primarily to changes in deferred tax balances related to our operating lease assets and lease liabilities.
Liabilities:

	May 3, 2025	February 1, 2025	May 4, 2024	February 3, 2024
Total current liabilities	$240,755	$248,275	$225,585	$240,644
Long-term debt	117,714	31,105	18,630	29,304
Non-current portion of operating lease liabilities	360,935	359,366	296,080	243,703
Other non-current liabilities	27,879	28,499	23,806	23,279
Total liabilities	$747,283	$667,245	$564,101	$536,930
Current liabilities increased as of May 3, 2025, due to (1) increased accounts payable driven by the timing of inventory purchases and (2) increased taxes payable due to the timing of tax payments.
The increase in long-term debt as of May 3, 2025 was the result of (1) share repurchases, (2) increased capital expenditures primarily associated with the project to build a new distribution center in Lyons, Georgia, (3) payments of dividends and (4) and working capital requirements exceeding cash flow from operations.
The non-current portion of operating lease liabilities increased as of May 3, 2025, due to the addition of new leased locations, and the extension of existing leased locations, exceeding the payments related to existing operating leases and the termination or reduced term of certain operating leases.
Other non-current liabilities increased as of May 3, 2025, as a result of increases in (1) uncertain tax positions and (2) liabilities associated with our deferred compensation plans.
Statement of Cash Flows
The following table sets forth the net cash flows for the First Quarter of Fiscal 2025 and the First Quarter of Fiscal 2024 (in thousands):

	First Quarter
	Fiscal 2025	Fiscal 2024
Cash (used in) provided by operating activities	$(3,942)	$32,923
Cash used in investing activities	(23,455)	(12,134)
Cash provided by (used in) financing activities	25,959	(20,710)
Net change in cash and cash equivalents	$(1,438)	$79
Changes in cash flows in the First Quarter of Fiscal 2025 and the First Quarter of Fiscal 2024 related to operating activities, investing activities and financing activities are discussed below.
Operating Activities:
In the First Quarter of Fiscal 2025 and the First Quarter of Fiscal 2024, operating activities used $4 million and provided $33 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization of intangible assets, equity-based compensation, gain on sale of assets, and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities.
In the First Quarter of Fiscal 2025, the net change in operating assets and liabilities was primarily due to an increase in receivables and prepaid expenses and a decrease in current liabilities and other balance sheet changes that decreased cash flow from operations, partially offset by a decrease in inventories and income tax receivables that increased cash flow from operations. In the First Quarter of Fiscal 2024, the net change in operating assets and liabilities was primarily due to an increase in receivables and a decrease in current liabilities and other balance sheet changes that decreased cash flow from operations, partially offset by a decrease in inventories that increased cash flow from operations.
Investing Activities:
In the First Quarter of Fiscal 2025 and the First Quarter of Fiscal 2024, investing activities used $23 million and $12 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $23 million and $12 million in the First Quarter of Fiscal 2025 and the First Quarter of Fiscal 2024, respectively.
Financing Activities:
In the First Quarter of Fiscal 2025 and the First Quarter of Fiscal 2024, financing activities provided $26 million and used $21 million of cash, respectively. In the First Quarter of Fiscal 2025, we repurchased $51 million of shares of our stock pursuant to an open market stock repurchase program and paid $10 million in dividends. In the First Quarter of Fiscal 2024, we paid $11 million in dividends.
If net cash requirements exceed our net cash flows, we may borrow amounts from our U.S. Revolving Credit Agreement consistent with our use of long-term debt to satisfy cash flow needs during the First Quarter of Fiscal 2025. Alternatively, to the extent we are in a net debt position, if net cash requirements are less than our net cash flows, we may repay amounts outstanding on our U.S. Revolving Credit Agreement, if any.
Liquidity and Capital Resources
We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities will provide (1) sufficient cash over both the short and long term to satisfy our ongoing operating cash requirements, (2) funds to complete our multi-year project to build a new distribution center in Lyons, Georgia to enhance the direct to consumer throughput capabilities of our brands, (3) funds to continue to invest in our businesses, including direct to consumer initiatives and information technology projects, (4) additional cash flow to repay debt that may be outstanding and (5) sufficient cash for other strategic initiatives such as acquisitions and share repurchases.
To the extent cash flow needs, for acquisitions or otherwise, in the future exceed cash flow provided by our operations, we will have access, subject to its terms, to our $325 million U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any, and any other investing or financing activities. The U.S. Revolving Credit Agreement matures in March 2028.
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of May 3, 2025, February 1, 2025, and May 4, 2024, totaled $5 million, $5 million and $5 million, respectively.
As of May 3, 2025, February 1, 2025 and May 4, 2024 we had $118 million, $31 million and $19 million, respectively, of borrowings outstanding and $203 million, $289 million and $301 million, respectively, in unused availability under the U.S. Revolving Credit Agreement, respectively.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the First Quarter of Fiscal 2025 and as of May 3, 2025, no financial covenant testing was required pursuant to the U.S. Revolving Credit Agreement, as the minimum availability threshold was met at all times. As of May 3, 2025, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.
Operating Lease Commitments:
Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of May 3, 2025.
Dividends:
On June 10, 2025, our Board of Directors approved a cash dividend of $0.69 per share payable on August 1, 2025 to shareholders of record as of the close of business on July 18, 2025. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends.
Share Repurchases:
As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2024, on December 10, 2024, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock. During the First Quarter of Fiscal 2025, we repurchased approximately 842,000 shares of our common stock at an average price of $59.38 for $50 million as part of an open market repurchase program (Rule 10b5-1 plan) in accordance with the December 10, 2024 authorization. During the First Quarter of Fiscal 2024, there were no repurchases of our stock.
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. There were no repurchases of our stock pursuant to the March 24, 2025 authorization during the First Quarter of Fiscal 2025 and $100 million remained under the Board of Direct's authorization as of May 3, 2025.
During the First Quarter of Fiscal 2024, we did not repurchase any shares of our stock pursuant to any previous authorization.
Capital Expenditures:
Capital expenditures of $23 million for the First Quarter of Fiscal 2025 increased compared to the $12 million in the First Quarter of Fiscal 2024. Our capital expenditures in the First Quarter of Fiscal 2025 related primarily to (1) the multi-

year project to build a new distribution center in Lyons, Georgia to create a modern and more efficient distribution center for our brands and (2) Tommy Bahama Marlin Bar locations and retail store openings across our portfolio.
Other Liquidity Items:
Our contractual obligations as of May 3, 2025 except for the increased debt outstanding, as discussed above, have not changed materially from the contractual obligations outstanding at February 1, 2025, as disclosed in our Fiscal 2024 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the First Quarter of Fiscal 2025. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2024 Form 10-K.
SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating segments is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income in the First Quarter of Fiscal 2025 is indicative of the expected proportion of amounts by quarter for future periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2024 Form 10-K. There have not been any material changes in our exposure to these risks during the First Quarter of Fiscal 2025 other than our increased exposure to interest rates resulting from our increased borrowings relative to February 1, 2025.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act during the First Quarter of Fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Our business is subject to numerous risks. Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Fiscal 2024 Form 10-K, which could materially affect our business, financial condition or operating results. We operate in a competitive and rapidly changing business environment and additional risks and uncertainties that we currently consider immaterial or are not presently known to us may also adversely affect our business. The risks described in our Fiscal 2024 Form 10-K are not the only risks facing our company.
The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Fiscal 2024 Form 10-K. Otherwise, except as presented below, there have been no material changes to the risk factors disclosed in our Fiscal 2024 Form 10-K.
Risks Related to Regulatory, Tax and Financial Reporting Matters

Changes in international trade regulation, including increases in tariff rates and the imposition of additional tariffs, could increase our costs and/or disrupt our supply chain
Due to our international sourcing activities, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate. These risks include imposition of antidumping, countervailing or other duties, tariffs, taxes or quota restrictions; government-imposed restrictions as a result of public health issues; changes in customs procedures for importing apparel products; restrictions on the transfer of funds to or from foreign countries; and the issuance of sanctions and trade orders. Any of these factors may disrupt our supply chain, and we may be unable to offset any associated cost increases by shifting production to suitable manufacturers in other jurisdictions in a timely manner or at acceptable prices, and future regulatory actions or changes in international trade regulation may provide our competitors with a material advantage over us or render our products less desirable in the marketplace.
Increases in tariff rates and the implementation of new tariffs on products imported into the United States have resulted and could continue to result in increases in our product costs and disruptions to our supply chain. Between February and

April 2025, the U.S. government imposed a broad range of new and increased tariffs on foreign imports into the United States, impacting substantially all of the countries from which we import products. These tariffs include a baseline 10% reciprocal tariff on all product imports, significantly increased tariffs on imports from China, from which we sourced approximately 39% of our products in Fiscal 2024 and from which Johnny Was has sourced more than 90% of its products in recent years, and higher individualized reciprocal tariff rates on certain countries with which the United States has significant trade deficits, including Vietnam, which represented approximately 24% of our imports in Fiscal 2024. While certain of these tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies.
We are closely monitoring the evolving tariff landscape and are continuing to assess the measures we have taken and may take in the future to mitigate the impacts of tariffs on our supply chain, product costs and profitability. In response to the announced tariffs, we have accelerated our ongoing efforts over the last several years to decentralize product sourcing, and have taken steps to shift production in order to increase sourcing from additional jurisdictions. Our efforts to continue to diversify the countries and suppliers from which we source products could result in increased costs and disruptions to our operations. We may be unable to successfully or timely identify new manufacturers with capacity to meet our requirements on terms acceptable to us, and the process of onboarding and transitioning to new suppliers may result in increased costs and fulfillment delays. We cannot predict the full effects of our diversification efforts, and we may be required to continue to make further changes to our supply chain or to reevaluate our current approach on an accelerated timeframe in order to adapt to rapidly changing trade policies and market conditions. In addition, we may determine that it is necessary to take additional measures to mitigate the impact of tariffs on our businesses, including selective price increases on some or all of our products, which could adversely affect our sales, customer relationships, consumer perception of our brands and our results of operations. There can be no assurance that any measures we take to mitigate the impact of tariffs and trade restrictions on our business will be successful.
Furthermore, the trade policy environment has been and is expected to continue to be dynamic, and we cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or other trade restrictions, including retaliatory trade measures taken by other countries and resulting escalations in U.S. tariffs. Increased geopolitical tensions relating to trade relations and public perception of uncertainties with respect to U.S. trade policy and its impact on the macroeconomic environment could negatively affect consumer sentiment and demand for our products and intensify an increasingly competitive promotional environment, all of which could materially adversely impact our sales, results of operations, financial condition and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the First Quarter of Fiscal 2025, we did not make any unregistered sales of equity securities.
(c)During the First Quarter of Fiscal 2025, we repurchased the following shares of our common stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Dollar Value (000s) of Shares That May Yet be Purchased Under the Plans or Programs
February (2/2/25 - 3/1/25)	28,195	$64.89	28,195	$98,170
March (3/2/25 - 4/5/25)	813,812	$59.19	813,812	$ 100,000 (1)
April (4/6/25 - 5/3/25)	—	$—	—	$100,000
Total	842,007	$59.38	842,007	$100,000
(1)Reflects the new total authorization for share repurchases of up to $100 million approved by our Board of Directors in March 2025.
On December 10, 2024, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock. During the First Quarter of Fiscal 2025, we repurchased approximately 842,000 shares of our common stock at an average price of $59.38 for $50 million as part of an open market repurchase program (Rule 10b5-1 plan) under the December 10, 2024 authorization.

On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. There were no repurchases of our stock pursuant to the March 24, 2025 authorization during the First Quarter of Fiscal 2025 and $100 million remained under the Board of Director's authorization as of May 3, 2025.
Also, we have certain stock incentive plans as described in Note 9 of our Fiscal 2024 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the First Quarter of Fiscal 2025, no shares vested that resulted in a repurchase from our employees.
ITEM 5. OTHER INFORMATION
(c)During the First Quarter of Fiscal 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

June 12, 2025	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)