Form 10-Q
period 2025-08-02
OXFORD INDUSTRIES INC
filed 2025-09-11
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2025

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 8, 2025, there were 14,867,158 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Second Quarter of Fiscal 2025

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
•risks relating to our product sourcing efforts, including our ability to identify alternative countries to source and produce our products and to successfully implement changes in our supply chain;
•possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures or other factors;
•competitive conditions and/or evolving consumer shopping patterns, particularly in a highly promotional retail environment;
•acquisition activities;
•global supply chain constraints that have affected, and could continue to affect, freight, transit, and other costs;
•the impact of inflationary pressures on labor costs, including wages, healthcare and other benefit-related costs and our ability to appropriately staff our retail stores and food & beverage locations;
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
•financial difficulties for our business partners, including suppliers, vendors, wholesale customers, licensees, logistics providers and landlords, that may impact their ability to meet their obligations to us and/or continue our business relationship to the same degree as they have historically;
•hiring of, retention of and disciplined execution by key management and other critical personnel;
•cybersecurity breaches and ransomware attacks, as well as our and our third party vendors’ ability to properly collect, use, manage and secure business, consumer and employee data and maintain continuity of our information technology systems;
•inability or failure to successfully and effectively implement new information technology systems and supporting controls;
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
•factors that could affect our consolidated effective tax rate, including the impact of recent changes in U.S. tax laws and regulations and the interpretation and application of such laws and regulations;
•the risk of impairment to goodwill and other intangible assets such as the impairment charges incurred in our Johnny Was segment; and
•geopolitical risks, including ongoing challenges between the United States and China and those related to the ongoing war in Ukraine, the Israel-Hamas war and the conflict in the Red Sea region.
Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Fiscal 2024 Form 10-K, as updated by Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the First Quarter of Fiscal 2025, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Fiscal 2026	52 weeks ending January 30, 2027
Fiscal 2025	52 weeks ending January 31, 2026
Fiscal 2024	52 weeks ended February 1, 2025
Fiscal 2023	53 weeks ended February 3, 2024
Fourth Quarter Fiscal 2025	13 weeks ending January 31, 2026
Third Quarter Fiscal 2025	13 weeks ending November 1, 2025
Second Quarter Fiscal 2025	13 weeks ended August 2, 2025
First Quarter Fiscal 2025	13 weeks ended May 3, 2025
Fourth Quarter Fiscal 2024	13 weeks ended February 1, 2025
Third Quarter Fiscal 2024	13 weeks ended November 2, 2024
Second Quarter Fiscal 2024	13 weeks ended August 3, 2024
First Quarter Fiscal 2024	13 weeks ended May 4, 2024
First Half Fiscal 2025	26 weeks ended August 2, 2025
First Half Fiscal 2024	26 weeks ended August 3, 2024
Second Half Fiscal 2025	26 weeks ending January 31, 2026
Second Half Fiscal 2024	26 weeks ended February 1, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)
(unaudited)

	August 2, 2025	February 1, 2025	August 3, 2024
ASSETS
Current Assets
Cash and cash equivalents	$6,877	$9,470	$18,421
Receivables, net	67,762	72,433	63,542
Inventories, net	166,670	167,287	139,583
Income tax receivable	402	5,323	19,437
Prepaid expenses and other current assets	52,338	38,269	46,213
Total Current Assets	$294,049	$292,782	$287,196
Property and equipment, net	297,593	272,690	219,606
Intangible assets, net	253,340	257,915	256,192
Goodwill	27,407	27,383	27,309
Operating lease assets	377,190	364,436	321,474
Other assets, net	65,619	54,279	41,874
Deferred income taxes	9,198	20,320	18,871
Total Assets	$1,324,396	$1,289,805	$1,172,522
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$95,625	$104,825	$74,133
Accrued compensation	29,340	22,309	23,774
Current portion of operating lease liabilities	63,521	58,711	66,854
Accrued expenses and other liabilities	59,752	62,430	62,163
Total Current Liabilities	$248,238	$248,275	$226,924
Long-term debt	81,375	31,105	—
Non-current portion of operating lease liabilities	368,482	359,366	298,704
Other non-current liabilities	29,188	28,499	25,338
Shareholders’ Equity
Common stock, $1.00 par value per share	14,867	15,707	15,695
Additional paid-in capital	197,643	190,816	181,901
Retained earnings	387,620	419,713	426,867
Accumulated other comprehensive loss	(3,017)	(3,676)	(2,907)
Total Shareholders’ Equity	$597,113	$622,560	$621,556
Total Liabilities and Shareholders’ Equity	$1,324,396	$1,289,805	$1,172,522
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Second Quarter		First Half
	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
Net sales	$403,143	$419,886	$796,004	$818,070
Cost of goods sold	155,518	154,875	296,093	294,698
Gross profit	$247,625	$265,011	$499,911	$523,372
SG&A	225,581	216,851	448,289	429,954
Royalties and other operating income	3,367	4,350	9,995	11,543
Operating income	$25,411	$52,510	$61,617	$104,961
Interest expense, net	1,548	89	3,274	963
Earnings before income taxes	$23,863	$52,421	$58,343	$103,998
Income tax expense	7,171	11,779	15,470	24,983
Net earnings	$16,692	$40,642	$42,873	$79,015

Net earnings per share:
Basic	$1.12	$2.59	$2.85	$5.06
Diluted	$1.12	$2.57	$2.83	$4.99
Weighted average shares outstanding:
Basic	14,875	15,662	15,049	15,629
Diluted	14,944	15,830	15,175	15,838
Dividends declared per share	$0.69	$0.67	$1.38	$1.34
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Second Quarter		First Half
	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
Net earnings	$16,692	$40,642	$42,873	$79,015
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	89	(89)	659	(172)
Comprehensive income	$16,781	$40,553	$43,532	$78,843
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Half
	Fiscal 2025	Fiscal 2024
Cash Flows From Operating Activities:
Net earnings	$42,873	$79,015
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	28,687	27,182
Amortization of intangible assets	4,862	5,909
Equity compensation expense	8,259	8,579
Amortization and write-off of deferred financing costs	193	193
Deferred income taxes	11,220	5,258
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	4,621	94
Inventories, net	990	19,774
Income tax receivable	4,923	112
Prepaid expenses and other current assets	(14,055)	(3,189)
Current liabilities	1,610	(11,100)
Other balance sheet changes	(14,634)	(10,089)
Cash provided by operating activities	$79,549	$121,738
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(28)	(315)
Purchases of property and equipment	(54,604)	(53,528)
Other investing activities	$(13)	$(304)
Cash used in investing activities	$(54,645)	$(54,147)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(232,208)	(193,096)
Proceeds from revolving credit arrangements	282,479	163,792
Repurchase of common stock	(55,202)	—
Proceeds from issuance of common stock	977	1,020
Repurchase of equity awards for employee tax withholding liabilities	(2,251)	(6,199)
Cash dividends paid	(21,258)	(21,939)
Other financing activities	(260)	(300)
Cash used in financing activities	$(27,723)	$(56,722)
Net change in cash and cash equivalents	$(2,819)	$10,869
Effect of foreign currency translation on cash and cash equivalents	226	(52)
Cash and cash equivalents at the beginning of year	9,470	7,604
Cash and cash equivalents at the end of period	$6,877	$18,421
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share amounts)
(unaudited)

	Second Quarter Fiscal 2025
	Common Stock	APIC	Retained Earnings	AOCI	Total
May 3, 2025	$14,875	$194,893	$385,761	$(3,106)	$592,423
Net earnings and other comprehensive income	—	—	16,692	89	16,781
Shares issued under equity plans	148	347	—	—	495
Compensation expense for equity awards	—	4,654	—	—	4,654
Repurchase of shares	(156)	(2,251)	(4,520)	—	(6,927)
Dividends declared	—	—	(10,313)	—	(10,313)
August 2, 2025	$14,867	$197,643	$387,620	$(3,017)	$597,113

	Second Quarter Fiscal 2024
	Common Stock	APIC	Retained Earnings	AOCI	Total
May 4, 2024	$15,634	$183,126	$396,933	$(2,818)	$592,875
Net earnings and other comprehensive income	—	—	40,642	(89)	40,553
Shares issued under equity plans	117	390	—	—	507
Compensation expense for equity awards	—	4,528	—	—	4,528
Repurchase of shares	(56)	(6,143)	—	—	(6,199)
Dividends declared	—	—	(10,708)	—	(10,708)
August 3, 2024	$15,695	$181,901	$426,867	$(2,907)	$621,556

	First Half Fiscal 2025
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 1, 2025	$15,707	$190,816	$419,713	$(3,676)	$622,560
Net earnings and other comprehensive income	—	—	42,873	659	43,532
Shares issued under equity plans	158	819	—	—	977
Compensation expense for equity awards	—	8,259	—	—	8,259
Repurchase of shares	(998)	(2,251)	(54,204)	—	(57,453)
Dividends declared	—	—	(20,762)	—	(20,762)
August 2, 2025	$14,867	$197,643	$387,620	$(3,017)	$597,113

	First Half Fiscal 2024
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 3, 2024	$15,629	$178,567	$369,453	$(2,735)	$560,914
Net earnings and other comprehensive income	—	—	79,015	(172)	78,843
Shares issued under equity plans	122	898	—	—	1,020
Compensation expense for equity awards	—	8,579	—	—	8,579
Repurchase of shares	(56)	(6,143)	—	—	(6,199)
Dividends declared	—	—	(21,601)	—	(21,601)
August 3, 2024	$15,695	$181,901	$426,867	$(2,907)	$621,556
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SECOND QUARTER OF FISCAL 2025
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
Corporate and Other is a reconciling category for reporting purposes and includes the elimination of inter-segment sales, which totaled less than $1 million in both the First Half of Fiscal 2025 and the First Half of Fiscal 2024. Corporate and Other also includes our corporate offices, substantially all financing activities, any other items that are not allocated to the operating segments, including LIFO inventory accounting adjustments as our LIFO pool does not correspond to our operating segment definitions, and unallocated Corporate expenses.
The table below presents certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	Second Quarter		First Half
	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
Tommy Bahama
Net sales	$229,003	$245,079	$445,178	$470,696
Costs of goods sold	90,052	94,385	166,502	171,694
Gross profit	$138,951	$150,694	$278,676	$299,002
Operating costs:
Variable and distribution costs	13,652	14,626	26,952	28,517
Advertising costs	10,199	11,330	20,346	19,469
Employment costs	47,278	46,217	94,565	93,707
Occupancy costs	23,508	22,289	46,286	43,924
Depreciation and amortization	7,644	7,004	15,221	14,197
Other segment items (1)	9,998	8,293	17,887	15,614
Tommy Bahama operating income	$26,672	$40,935	$57,419	$83,574
Lilly Pulitzer
Net sales	$90,268	$91,689	$189,310	$180,110
Costs of goods sold	31,275	29,550	65,388	58,692
Gross profit	$58,993	$62,139	$123,922	$121,418
Operating costs:
Variable and distribution costs	5,606	5,313	11,654	10,198
Advertising costs	8,377	10,078	16,902	19,357
Employment costs	13,957	13,349	27,616	27,188
Occupancy costs	5,932	5,221	11,375	10,332
Depreciation and amortization	4,576	4,724	9,491	9,318
Other segment items (1)	7,333	6,527	15,535	12,554
Lilly Pulitzer operating income	$13,212	$16,927	$31,349	$32,471
Johnny Was
Net sales	$45,415	$50,280	$88,888	$101,492
Costs of goods sold	17,275	16,851	32,630	34,814
Gross profit	$28,140	$33,429	$56,258	$66,678
Operating costs:
Variable and distribution costs	2,364	3,533	4,515	6,566
Advertising costs	6,499	7,381	12,033	13,735
Employment costs	10,023	9,850	20,284	19,404
Occupancy costs	5,127	5,549	10,516	10,894
Depreciation and amortization	3,188	4,037	6,569	8,043
Other segment items (1)	5,407	4,735	10,219	9,359
Johnny Was operating loss	$(4,468)	$(1,656)	$(7,878)	$(1,323)
Emerging Brands
Net sales	$38,530	$32,929	$72,778	$65,931
Costs of goods sold	15,744	13,199	29,678	26,673
Gross profit	$22,786	$19,730	$43,100	$39,258

Operating costs:
Variable and distribution costs	2,925	2,535	5,372	4,893
Advertising costs	3,331	2,948	6,479	5,674
Employment costs	7,042	6,241	13,619	11,933
Occupancy costs	2,087	1,478	3,955	2,740
Depreciation and amortization	1,036	663	1,981	1,277
Other segment items (1)	3,391	3,052	6,814	6,130
Emerging Brands operating income	$2,974	$2,813	$4,880	$6,611
Corporate
Net sales	$(73)	$(91)	$(150)	$(159)
Cost of goods sold (2)	1,172	890	1,895	2,825
Gross profit	$(1,245)	$(981)	$(2,045)	$(2,984)
Depreciation and amortization	141	122	287	256
Unallocated Corporate costs and income (3)	11,593	5,406	21,821	13,132
Corporate operating loss	$(12,979)	$(6,509)	$(24,153)	$(16,372)
Consolidated Operating income	$25,411	$52,510	$61,617	$104,961
Interest expense, net	1,548	89	3,274	963
Earnings before income taxes	$23,863	$52,421	$58,343	$103,998
(1)For all reporting units, other segment items primarily consists of software costs, professional services costs, other selling, general, and administrative costs and royalties and other income.
(2)Cost of goods sold for Corporate and Other included a LIFO accounting charge of $1 million in the Second Quarter of Fiscal 2025 and the Second Quarter of Fiscal 2024 and a charge of $1 million in the First Half of Fiscal 2025 and $3 million in the First Half of Fiscal 2024.
(3)Unallocated Corporate costs for Corporate and Other primarily consists of unallocated employment and other overhead expenses.
The tables below present certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	First Half
	Fiscal 2025	Fiscal 2024
Purchases of Property and Equipment
Tommy Bahama	$18,350	$17,283
Lilly Pulitzer	4,456	4,045
Johnny Was	712	2,219
Emerging Brands	2,881	4,868
Corporate and Other	28,205	25,113
Purchases of Property and Equipment	$54,604	$53,528

	August 2, 2025	February 1, 2025	August 3, 2024
Assets
Tommy Bahama (1)	$676,133	$681,730	$586,068
Lilly Pulitzer (2)	205,203	205,398	198,507
Johnny Was (3)	222,600	235,558	244,361
Emerging Brands (4)	131,469	121,574	111,946
Corporate and Other (5)	88,991	45,545	31,640
Consolidated Total Assets	$1,324,396	$1,289,805	$1,172,522

(1)Increase in Tommy Bahama total assets from August 3, 2024, relates primarily to an increase in operating lease assets, inventories and property and equipment.
(2)Increase in Lilly Pulitzer total assets from August 3, 2024, includes increases in software related assets, intangible assets related to the acquisition of intellectual property rights in the Fourth Quarter of Fiscal 2024 and inventories.
(3)Decrease in Johnny Was total assets from August 3, 2024, relates primarily to the amortization of acquired intangible assets and a decrease in operating lease assets.
(4)Increase in Emerging Brands total assets from August 3, 2024, relates primarily to an increase in inventories and property and equipment.
(5)Increase in Corporate and Other total assets from August 3, 2024, relates primarily to an increase in property and equipment primarily related to the new distribution center project in Lyons, Georgia.
Net sales by geographic area are presented in the table below (in thousands). The other foreign amounts primarily relate to our Tommy Bahama operations in Canada and Australia.

	Second Quarter		First Half
	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
Net Sales
United States	$394,183	$410,193	$779,342	$799,459
Other foreign	8,960	9,693	16,662	18,611
	$403,143	$419,886	$796,004	$818,070
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

	Second Quarter Fiscal 2025
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$229,003	45%	29%	13%	13%	—%
Lilly Pulitzer	90,268	37%	48%	—%	15%	—%
Johnny Was	45,415	38%	46%	—%	16%	—%
Emerging Brands	38,530	23%	49%	—%	28%	—%
Corporate and Other	(73)	—%	—%	—%	—%	NM %
Total	$403,143	41%	37%	7%	15%	—%

	Second Quarter Fiscal 2024
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$245,079	45%	29%	12%	14%	—%
Lilly Pulitzer	91,689	39%	44%	—%	17%	—%
Johnny Was	50,280	40%	45%	—%	15%	—%
Emerging Brands	32,929	20%	53%	—%	27%	—%
Corporate and Other	(91)	—%	—%	—%	—%	NM %
Total	$419,886	41%	36%	7%	16%	—%

	First Half Fiscal 2025
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$445,178	45%	24%	14%	17%	—%
Lilly Pulitzer	189,310	36%	45%	—%	19%	—%
Johnny Was	88,888	38%	42%	—%	20%	—%
Emerging Brands	72,778	21%	44%	—%	35%	—%
Corporate and Other	(150)	—%	—%	—%	—%	NM %
Total	$796,004	40%	33%	8%	19%	—%

	First Half Fiscal 2024
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$470,696	45%	25%	14%	16%	—%
Lilly Pulitzer	180,110	37%	45%	—%	18%	—%
Johnny Was	101,492	39%	42%	—%	19%	—%
Emerging Brands	65,931	17%	45%	—%	38%	—%
Corporate and Other	(159)	—%	—%	—%	—%	NM %
Total	$818,070	40%	33%	8%	19%	—%
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
The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	Second Quarter		First Half
	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
Retail	$162,950	$172,938	$316,759	$328,693
E-commerce	149,653	153,035	263,296	272,751
Food & Beverage	29,342	29,052	62,874	63,769
Wholesale	61,271	64,952	153,225	153,015
Other	(73)	(91)	(150)	(158)
Net sales	$403,143	$419,886	$796,004	$818,070
An estimated sales return liability of $10 million, $10 million and $11 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheets as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively. As of August 2, 2025, February 1, 2025, and August 3, 2024, prepaid expenses and other current assets included $3 million, $3 million and $4 million, respectively, relating to the estimated value of inventory for expected direct to consumer and wholesale sales returns.
Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of August 2, 2025, February 1, 2025, and August 3, 2024, reserve balances recorded as a reduction to receivables related to these items were $3 million, $3 million and $3 million, respectively. As of August 2, 2025, February 1, 2025, and August 3, 2024, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $1 million and $1 million, respectively.

Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheets and totaled $21 million, $22 million and $20 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively.
Note 4.    Leases:
For the Second Quarter of Fiscal 2025, operating lease expense was $22 million and variable lease expense was $11 million, resulting in total lease expense of $33 million compared to $31 million of total lease expense in the Second Quarter of Fiscal 2024. For the First Half of Fiscal 2025, operating lease expense was $43 million and variable lease expense was $23 million, resulting in total lease expense of $66 million compared to $63 million of total lease expense in the First Half of Fiscal 2024.
Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Half of Fiscal 2025 and the First Half of Fiscal 2024 was $46 million and $43 million, respectively.
As of August 2, 2025, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2025	$37,466
2026	82,529
2027	75,031
2028	71,862
2029	56,805
2030	46,372
After 2030	185,442
Total lease payments	$555,507
Less: Difference between discounted and undiscounted lease payments	123,504
Present value of lease liabilities	$432,003
Note 5.    Shareholders’ Equity:
From time to time, we repurchase our common stock mainly through open market repurchase plans. On December 10, 2024, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock. During the First Quarter of Fiscal 2025, we repurchased 842,007 shares of our common stock at an average price of $59.38 for $50 million as part of an open market repurchase program (Rule 10b5-1 plan) under the December 10, 2024 authorization.
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the Second Quarter of Fiscal 2025, we repurchased 114,477 shares of our common stock at an average cost of $40.46 for $5 million in open market repurchases under the March 24, 2025 authorization. During the First Half of Fiscal 2025, we repurchased a total of 956,484 shares in open market repurchases at an average cost of $57.12 for $55 million. During the Second Quarter of Fiscal 2024 and First Half of Fiscal 2024, there were no open market repurchases.
As of August 2, 2025, $95 million remained under the Board of Directors' authorization.
We also repurchase shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock. During the Second Quarter of Fiscal 2025 and First Half of Fiscal 2025, we repurchased $2 million of shares from our employees related to the May 2025 vesting of service-based restricted share awards and TSR-based restricted share units. During the Second Quarter of Fiscal 2024 and the First Half of Fiscal 2024, we repurchased $6 million of shares from our employees related to the May 2024 vesting of service-based restricted share awards and TSR-based restricted share units.

Long-Term Stock Incentive Plan and Equity Compensation Expense
In recent years, we have granted a combination of service-based restricted share awards and awards based on relative total shareholder return ("TSR") to certain select employees.
Service-Based Restricted Share Awards
The table below summarizes the service-based restricted share awards, including both restricted shares and restricted share units, activity for the First Half of Fiscal 2025:

	First Half of Fiscal 2025
	Number of Shares or Units	Weighted- average grant date fair value
Awards outstanding at beginning of year	183,784	$104
Awards granted	127,125	$61
Awards vested, including awards repurchased from employees for employees’ tax liability	(58,630)	$89
Awards forfeited	(11,542)	$96
Awards outstanding on August 2, 2025	240,737	$86
TSR-based Restricted Share Units
The table below summarizes the TSR-based restricted share unit activity at target for the First Half of Fiscal 2025:

	First Half of Fiscal 2025
	Number of Share Units	Weighted- average grant date fair value
TSR-based awards outstanding at beginning of year	217,343	$136
TSR-based awards granted	113,400	$79
TSR-based restricted shares earned and vested, including restricted share units repurchased from employees for employees’ tax liability	(62,788)	$111
TSR-based awards forfeited	(7,480)	$128
TSR-based awards outstanding on August 2, 2025	260,475	$117
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
The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 6% as of August 2, 2025), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of August 2, 2025, February 1, 2025, and August 3, 2024, totaled $5 million, $5 million and $5 million, respectively.
As of August 2, 2025 and February 1, 2025, we had $81 million and $31 million, respectively, of borrowings outstanding and $239 million and $289 million, respectively, in unused availability under the U.S. Revolving Credit Agreement. As of August 3, 2024, we had no borrowings outstanding and $306 million in unused availability under the U.S. Revolving Credit Agreement. The increase in debt during the First Half of Fiscal 2025 was the result of (1) share repurchases, (2) increased capital expenditures primarily associated with the project to build a new distribution center in Lyons, Georgia, (3) payments of dividends and (4) and working capital requirements exceeding cash flow from operations.

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
For additional information about our business and our operating segments, see Part I, Item 1. Business of our Fiscal 2024 Form 10-K. Important factors relating to certain risks which could impact our business are described in Part I. Item 1A. Risk Factors of our Fiscal 2024 Form 10-K, as updated by Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the First Quarter of Fiscal 2025.
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
This competitive and evolving environment requires that brands and retailers approach their operations, including marketing and advertising, very differently than they have historically and may result in increased operating costs and investments to generate growth or even maintain existing sales levels. The competition and evolution within the industry present significant risks that have been compounded in the current macroenvironment as a result of developments in U.S. trade regulations and geopolitical issues. Other issues, including the availability and cost of credit and elevated interest rates for prolonged periods, have also heightened concern in the current environment. The future geopolitical landscape remains particularly uncertain and any changes in international trade relations, legislation and regulations, including those related to importation and tariffs, taxation, economic and monetary policies, or heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results. These factors, when combined with heightened promotional activity in our industry, create a complex and challenging retail environment, which has impacted and will continue to impact our businesses and financial results during Fiscal 2025 and has exacerbated some of the inherent challenges to our operations and may continue to do so in the future. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could have a major effect on our businesses.
In addition, compounding the uncertainty and challenges in the current macroeconomic environment, since the start of Fiscal 2025, the U.S. government has announced broad-based, reciprocal tariffs on foreign imports, with the potential for further increases or revisions. The reciprocal tariffs, which in some cases are compounded by newly implemented “penalty” or “secondary” tariffs on a country-by-country basis, impact substantially all of the countries from which we import products, although at varying rates. These announcements, along with the potential for future changes, has created significant uncertainty in the global trade environment. As previously disclosed, we have been proactively taking steps to mitigate our tariff exposure regardless of the outcome of the U.S. government’s trade decisions. These mitigation efforts include an acceleration in our ongoing efforts to decentralize our product sourcing, coordinating production and shipments into the U.S. during potential periods of delayed application of newly implemented or increased tariffs, negotiations with our vendors and potential price increases. The duration and scope of the tariffs are difficult to predict, along with the extent to which we will be able to offset the impact, and there could be a material negative impact on our results of operations depending on the outcome of the government’s trade decisions.
We believe our lifestyle brands have true competitive advantages, and we continue to invest in our brands’ direct to consumer initiatives and distribution capabilities while further leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long term while managing the various challenges facing our industry in the current environment. At the same time, we remain cautious in light of extrinsic factors and are proactively working with outside advisors and taking measures to reassess and realign our operating expenses to drive long-term operating margin expansion across our businesses.
Key Operating Results:
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Half of Fiscal 2025 compared to the First Half of Fiscal 2024:

	First Half
	Fiscal 2025	Fiscal 2024
Net sales	$796,004	$818,070
Operating income	$61,617	$104,961
Net earnings	$42,873	$79,015
Net earnings per diluted share	$2.83	$4.99
Weighted average shares outstanding - diluted	15,175	15,838
Net earnings per diluted share was $2.83 in the First Half of Fiscal 2025 compared to $4.99 in the First Half of Fiscal 2024 reflecting (1) decreased net sales, (2) increased SG&A, (3) lower gross margin, (4) increased interest expense, (5) decreased royalties and other operating income and (6) a higher effective tax rate. These decreases were partially offset by a reduction in weighted average shares outstanding due to share repurchases made in the First Half of Fiscal 2025. Net earnings and gross margin in the First Half of Fiscal 2025 were impacted by approximately $10 million of increased cost of goods sold from additional tariffs enacted in Fiscal 2025, net of mitigation efforts.
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
For purposes of our disclosures, comparable sales consists of sales through e-commerce sites and any physical full-price retail stores that were owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel or other event which would result in a closure for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space or (3) a relocation to a new space that is significantly different from the prior retail space (including relocations to accommodate an adjacent Tommy Bahama food & beverage concept). For those stores which are excluded based on the preceding sentence, the stores continue to be excluded from comparable sales until the criteria for a new store is met subsequent to the remodel, relocation, or other event. A full-price retail store that is remodeled will generally continue to be included in our comparable sales metrics as a store is not typically closed for longer than a two-week period during a remodel; however, a full-price retail store that is relocated generally will not be included in our comparable sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year because the size or other characteristics of the store typically change significantly from the prior location. Any stores that were closed during the prior fiscal year or current fiscal year, or which we expect to close or vacate in the current fiscal year, as well as any pop-up or temporary store locations, are excluded from our comparable sales metrics.
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

	August 2, 2025	February 1, 2025	August 3, 2024	February 3, 2024
Tommy Bahama full-price retail stores	103	106	103	102
Tommy Bahama retail-food & beverage locations	26	24	23	22
Tommy Bahama outlets	38	36	36	34
Total Tommy Bahama locations	167	166	162	158
Lilly Pulitzer full-price retail stores	66	64	60	60
Johnny Was full-price retail stores	75	77	76	72
Johnny Was outlets	3	3	3	3
Total Johnny Was locations	78	80	79	75
Southern Tide full-price retail stores	36	30	24	19
TBBC full-price retail stores	9	5	5	3
Total Oxford direct to consumer locations	356	345	330	315

RESULTS OF OPERATIONS
SECOND QUARTER OF FISCAL 2025 COMPARED TO SECOND QUARTER OF FISCAL 2024
The discussion and tables below compare our statements of operations for the Second Quarter of Fiscal 2025 to the Second Quarter of Fiscal 2024. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.
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

	Second Quarter
	Fiscal 2025		Fiscal 2024		$ Change	% Change
Net sales	$403,143	100.0%	$419,886	100.0%	$(16,743)	(4.0)%
Cost of goods sold	155,518	38.6%	154,875	36.9%	643	0.4%
Gross profit	$247,625	61.4%	$265,011	63.1%	$(17,386)	(6.6)%
SG&A	225,581	56.0%	216,851	51.6%	8,730	4.0%
Royalties and other operating income	3,367	0.8%	4,350	1.0%	(983)	(22.6)%
Operating income	$25,411	6.3%	$52,510	12.5%	$(27,099)	(51.6)%
Interest expense, net	1,548	0.4%	89	—%	1,459	1639.3%
Earnings before income taxes	$23,863	5.9%	$52,421	12.5%	$(28,558)	(54.5)%
Income tax expense	7,171	1.8%	11,779	2.8%	(4,608)	(39.1)%
Net earnings	$16,692	4.1%	$40,642	9.7%	$(23,950)	(58.9)%
Net earnings per diluted share	$1.12		$2.57		$(1.45)	(56.5)%
Weighted average shares outstanding - diluted	14,944		15,830		(886)	(5.6)%
Net Sales

	Second Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$229,003	$245,079	$(16,076)	(6.6)%
Lilly Pulitzer	90,268	91,689	(1,421)	(1.5)%
Johnny Was	45,415	50,280	(4,865)	(9.7)%
Emerging Brands	38,530	32,929	5,601	17.0%
Corporate and Other	(73)	(91)	18	NM %
Consolidated net sales	$403,143	$419,886	$(16,743)	(4.0)%
Consolidated net sales were $403 million in the Second Quarter of Fiscal 2025 compared to net sales of $420 million in the Second Quarter of Fiscal 2024. The decrease in net sales included decreased sales in Tommy Bahama, Johnny Was and Lilly Pulitzer. These decreases were partially offset by increased sales in Emerging Brands.
The changes in net sales by distribution channel consisted of the following:
•a decrease in full-price retail sales of $9 million, or 6%, including (1) a $6 million decrease in Tommy Bahama, (2) a $3 million decrease in Johnny Was and (3) a $2 million decrease in Lilly Pulitzer. These decreases were partially offset by a $2 million increase in Emerging Brands;

•a decrease in wholesale sales of $4 million, or 6%, including (1) a $3 million decrease in Tommy Bahama and (2) a $2 million decrease in Lilly Pulitzer. These decreases were partially offset by a $2 million increase in Emerging Brands;
•a decrease in e-commerce sales of $3 million, or 2%, including (1) a $6 million decrease in Tommy Bahama and (2) a $2 million decrease in Johnny Was. These decreases were partially offset by (1) a $3 million increase in Lilly Pulitzer and (2) a $1 million increase in Emerging Brands;
•a decrease in outlet sales of $1 million, or 4%, including a $1 million decrease in Tommy Bahama; and
•food & beverage sales in the Second Quarter of Fiscal 2025 were comparable to the Second Quarter of Fiscal 2024.
The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	Second Quarter
	Fiscal 2025	Fiscal 2024
Retail	41%	41%
E-commerce	37%	36%
Food & beverage	7%	7%
Wholesale	15%	16%
Total	100%	100%
Tommy Bahama:
Tommy Bahama net sales decreased $16 million, or 7%, in the Second Quarter of Fiscal 2025, with a decrease in (1) full-price retail sales of $6 million, or 7%, (2) e-commerce sales of $6 million, or 8%, (3) wholesale sales of $3 million, or 10%, and (4) outlet sales of $1 million, or 4%. Food & beverage sales in the Second Quarter of Fiscal 2025 were comparable to the Second Quarter of Fiscal 2024. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter
	Fiscal 2025	Fiscal 2024
Retail	45%	45%
E-commerce	29%	29%
Food & beverage	13%	12%
Wholesale	13%	14%
Total	100%	100%
Lilly Pulitzer:
Lilly Pulitzer net sales decreased $1 million, or 2%, in the Second Quarter of Fiscal 2025, with a decrease in (1) wholesale sales of $2 million, or 15%, and (2) retail sales of $2 million, or 6%. These decreases were partially offset by an increase in e-commerce sales of $3 million, or 7%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter
	Fiscal 2025	Fiscal 2024
Retail	37%	39%
E-commerce	48%	44%
Wholesale	15%	17%
Total	100%	100%

Johnny Was:
Johnny Was net sales decreased $5 million, or 10%, in the Second Quarter of Fiscal 2025, with a decrease in (1) retail sales of $3 million, or 14%, and (2) e-commerce sales of $2 million, or 8%. Wholesale sales in the Second Quarter of Fiscal 2025 were comparable to the Second Quarter of Fiscal 2024. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	Second Quarter
	Fiscal 2025	Fiscal 2024
Retail	38%	40%
E-commerce	46%	45%
Wholesale	16%	15%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales increased $6 million, or 17% in the Second Quarter of Fiscal 2025. Increases included increased sales in Southern Tide and TBBC. Net sales for Duck Head and Jack Rogers in the Second Quarter of Fiscal 2025 were comparable to the Second Quarter of Fiscal 2024. By distribution channel, the increase in net sales in Emerging Brands included increases in (1) retail sales of $2 million, or 33%, as we opened new retail locations, (2) wholesale sales of $2 million, or 23%, and (3) e-commerce sales of $1 million, or 8%. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	Second Quarter
	Fiscal 2025	Fiscal 2024
Retail	23%	20%
E-commerce	49%	53%
Wholesale	28%	27%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating segments.
Gross Profit
The tables below present gross profit by reportable segment and Corporate and Other and in total for the Second Quarter of Fiscal 2025 and the Second Quarter of Fiscal 2024, as well as the dollar change and percentage change between those two periods, and gross margin by reportable segment and Corporate and Other and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Second Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$138,951	$150,694	$(11,743)	(7.8)%
Lilly Pulitzer	58,993	62,139	(3,146)	(5.1)%
Johnny Was	28,140	33,429	(5,289)	(15.8)%
Emerging Brands	22,786	19,730	3,056	15.5%
Corporate and Other	(1,245)	(981)	(264)	NM %
Consolidated gross profit	$247,625	$265,011	$(17,386)	(6.6)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$939	$618

	Second Quarter
	Fiscal 2025	Fiscal 2024
Tommy Bahama	60.7%	61.5%
Lilly Pulitzer	65.4%	67.8%
Johnny Was	62.0%	66.5%
Emerging Brands	59.1%	59.9%
Corporate and Other	NM%	NM%
Consolidated gross margin	61.4%	63.1%
The decreased gross profit of 7% was primarily due to (1) the 4% decrease in net sales and (2) decreased consolidated gross margin. The decreased gross margin was primarily due to approximately $9 million of increased cost of goods sold from additional tariffs implemented in Fiscal 2025, net of mitigation efforts. This decrease was partially offset by (1) improved gross margin during promotional events at Tommy Bahama, (2) a change in sales mix with full-price retail and e-commerce sales representing a higher proportion of net sales at Lilly Pulitzer and Johnny Was and (3) a change in sales mix with wholesale sales representing a lower proportion of net sales.
Tommy Bahama:
The lower gross margin for Tommy Bahama was primarily due to increased cost of goods sold from additional tariffs implemented in Fiscal 2025. This decrease was partially offset by (1) improved gross margin during promotional events, including loyalty award cards, Flip Side and end of season clearance events, (2) a change in sales mix with a lower proportion of net sales occurring during end of season clearance events and (3) a change in sales mix with wholesale sales representing a lower proportion of net sales.
Lilly Pulitzer:
The lower gross margin for Lilly Pulitzer was primarily due to increased cost of goods sold from additional tariffs implemented in Fiscal 2025. This decrease was partially offset by (1) a change in sales mix with full-price retail and e-commerce sales representing a higher proportion of net sales and (2) a change in sales mix with wholesale sales representing a lower proportion of net sales.
Johnny Was:
The lower gross margin for Johnny Was was primarily due to increased cost of goods sold from additional tariffs implemented in Fiscal 2025. This decrease was partially offset by a change in sales mix with full-price retail and e-commerce sales representing a higher proportion of net sales resulting from fewer sales occurring during promotional and clearance events.
Emerging Brands:
The lower gross margin for Emerging Brands was primarily due to higher markdowns during promotional and clearance events.
Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments that resulted in a $1 million charge in both the Second Quarter of Fiscal 2025 and the Second Quarter of Fiscal 2024. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating segment in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating segment in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	Second Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
SG&A	225,581	216,851	$8,730	4.0%
SG&A (as a % of net sales)	56.0%	51.6%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$1,933	$2,718
Johnny Was Distribution Center relocation costs	$—	$912
SG&A was $226 million in the Second Quarter of Fiscal 2025 compared to $217 million in the Second Quarter of Fiscal 2024, with approximately $4 million, or 51%, of the expenses that increased during the Second Quarter of Fiscal 2025 due to increases in employment costs, occupancy costs and depreciation expense attributable to the increase in brick and mortar retail locations. The 4% increase in total SG&A in the Second Quarter of Fiscal 2025 included the following, which, where applicable, includes the SG&A of the new brick and mortar locations:
•$6 million increase in employment costs driven primarily by increased incentive compensation and new brick and mortar retail locations;
•$3 million increase in software subscription and consulting related costs;
•$2 million increase in occupancy costs;
•$1 million increase in depreciation expense; and
•$1 million of increased costs associated with the project to build a new distribution center in Lyons, Georgia.
These increases were partially offset by:
•$3 million decrease in advertising related costs;
•$1 million decrease from the absence of Johnny Was Distribution Center relocation costs incurred in the Second Quarter of Fiscal 2024; and
•$1 million decrease in amortization of intangible assets.

Royalties and other operating income

	Second Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Royalties and other operating income	3,367	4,350	$(983)	(22.6)%
Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The decreased royalties and other operating income in the Second Quarter of Fiscal 2025 was primarily due to decreased royalty income in Tommy Bahama reflecting the lower sales of our licensing partners.

Operating income (loss)

	Second Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$26,672	$40,935	$(14,263)	(34.8)%
Lilly Pulitzer	13,212	16,927	(3,715)	(21.9)%
Johnny Was	(4,468)	(1,656)	(2,812)	(169.8)%
Emerging Brands	2,974	2,813	161	5.7%
Corporate and Other	(12,979)	(6,509)	(6,470)	NM%
Consolidated operating income	$25,411	$52,510	$(27,099)	(51.6)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$939	$618
Amortization of Johnny Was intangible assets	$1,933	$2,718
Johnny Was Distribution Center relocation costs	$—	$912
Operating income was $25 million in the Second Quarter of Fiscal 2025 compared to $53 million in the Second Quarter of Fiscal 2024. The decreased operating income included lower operating results in Tommy Bahama, Corporate and Other, Lilly Pulitzer and Johnny Was. Changes in operating income (loss) by reportable segment and Corporate and Other are discussed below.
Tommy Bahama:

	Second Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$229,003	$245,079	$(16,076)	(6.6)%
Gross profit	$138,951	$150,694	$(11,743)	(7.8)%
Gross margin	60.7%	61.5%
Operating income	$26,672	$40,935	$(14,263)	(34.8)%
Operating income as % of net sales	11.6%	16.7%
The decreased operating income for Tommy Bahama was due to (1) decreased net sales, (2) lower gross margin and (3) increased SG&A. The increased SG&A was primarily due to $2 million of higher SG&A associated with new retail store and Marlin Bar locations with retail and food & beverage operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense.
Lilly Pulitzer:

	Second Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$90,268	$91,689	$(1,421)	(1.5)%
Gross profit	$58,993	$62,139	$(3,146)	(5.1)%
Gross margin	65.4%	67.8%
Operating income	$13,212	$16,927	$(3,715)	(21.9)%
Operating income as % of net sales	14.6%	18.5%
The decreased operating income for Lilly Pulitzer was due to (1) lower gross margin and (2) decreased net sales. SG&A in the Second Quarter of Fiscal 2025 was comparable to the Second Quarter of Fiscal 2024 with $1 million of higher SG&A associated with new retail store locations, including related employment costs, occupancy costs, administrative expenses and depreciation expense and $1 million of increased software subscription and consulting expenses offset by a $2 million decrease in advertising costs.

Johnny Was:

	Second Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$45,415	$50,280	$(4,865)	(9.7)%
Gross profit	$28,140	$33,429	$(5,289)	(15.8)%
Gross margin	62.0%	66.5%
Operating loss	$(4,468)	$(1,656)	$(2,812)	(169.8)%
Operating loss as % of net sales	(9.8%)	(3.3%)
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$1,933	$2,718
Johnny Was Distribution Center relocation costs	$—	$912
The decreased operating results for Johnny Was were primarily due to (1) decreased net sales and (2) lower gross margin. These decreases were partially offset by decreased SG&A. The decreased SG&A was primarily due to (1) $1 million of decreased advertising costs, (2) $1 million of decreased amortization of intangible assets and (3) the absence of $1 million in Johnny Was Distribution Center costs incurred in the Second Quarter of Fiscal 2024.
Emerging Brands:

	Second Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$38,530	$32,929	$5,601	17.0%
Gross profit	$22,786	$19,730	$3,056	15.5%
Gross margin	59.1%	59.9%
Operating income	$2,974	$2,813	$161	5.7%
Operating income as % of net sales	7.7%	8.5%
Operating income for Emerging Brands in the Second Quarter of Fiscal 2025 was comparable to the Second Quarter of Fiscal 2024. The increase in net sales was partially offset by (1) higher SG&A and (2) lower gross margin. The increased SG&A was primarily due to new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense.
Corporate and Other:

	Second Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$(73)	$(91)	$18	NM%
Gross profit	$(1,245)	$(981)	$(264)	NM%
Operating loss	$(12,979)	$(6,509)	$(6,470)	NM%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$939	$618
The lower operating results in Corporate and Other were primarily a result of increased SG&A. The increased SG&A was primarily due to (1) $3 million of increased employment costs primarily driven by increased incentive compensation, (2) $2 million of increased professional and consulting costs and (3) $1 million of increased costs associated with the project to build a new distribution center in Lyons, Georgia.

Interest expense, net

	Second Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Interest expense, net	1,548	89	$1,459	1639.3%
The increased interest expense in the Second Quarter of Fiscal 2025 was primarily due to a higher average outstanding debt balance during the Second Quarter of Fiscal 2025 than the Second Quarter of Fiscal 2024.
Income tax

	Second Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Income tax expense	7,171	11,779	$(4,608)	(39.1)%
Effective tax rate	30.1%	22.5%
Our effective tax rate will vary from period to period from a typical annual effective tax rate of approximately 25% based on various factors including, but not limited to, the geographic mix of earnings, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
For the Second Quarter of Fiscal 2025, our effective tax rate was 30.1%, which primarily reflects the unfavorable net discrete tax expense related to shortfalls from stock-based compensation vesting during the quarter. On July 4, 2025, H.R. 1 (commonly referred to as the One Big Beautiful Bill Act or "OB3") was enacted, reinstating bonus depreciation and accelerating the deduction for research and experimentation expenses previously capitalized and amortized under the Tax Cuts and Jobs Act of 2017 (“TCJA”). In the Second Quarter of Fiscal 2025, we reflected the changes to certain timing differences in the current period that did not have a material net impact on income tax expense.
For the Second Quarter of Fiscal 2024, our effective income tax rate was 22.5%, which primarily reflects the favorable net discrete tax benefits for stock-based compensation vesting during the quarter.
Net earnings

	Second Quarter
	Fiscal 2025	Fiscal 2024
Net sales	$403,143	$419,886
Operating income	$25,411	$52,510
Net earnings	$16,692	$40,642
Net earnings per diluted share	$1.12	$2.57
Weighted average shares outstanding - diluted	14,944	15,830
Net earnings per diluted share was $1.12 in the Second Quarter of Fiscal 2025 compared to $2.57 in the Second Quarter of Fiscal 2024 reflecting (1) decreased net sales, (2) increased SG&A, (3) lower gross margin, (4) a higher effective tax rate, (5) increased interest expense and (6) decreased royalties and other operating income. These decreases were partially offset by a reduction in weighted average shares outstanding due to share repurchases made in the First Half of Fiscal 2025. Net earnings and gross margin in the Second Quarter of Fiscal 2025 were impacted by approximately $9 million of increased cost of goods sold from additional tariffs enacted in Fiscal 2025, net of mitigation efforts.
RESULTS OF OPERATIONS
FIRST HALF OF FISCAL 2025 COMPARED TO FIRST HALF OF FISCAL 2024
The discussion and tables below compare our statements of operations for the First Half of Fiscal 2025 to the First Half of Fiscal 2024. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding.

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

	First Half
	Fiscal 2025		Fiscal 2024		$ Change	% Change
Net sales	$796,004	100.0%	$818,070	100.0%	$(22,066)	(2.7)%
Cost of goods sold	296,093	37.2%	294,698	36.0%	1,395	0.5%
Gross profit	$499,911	62.8%	$523,372	64.0%	$(23,461)	(4.5)%
SG&A	448,289	56.3%	429,954	52.6%	18,335	4.3%
Royalties and other operating income	9,995	1.3%	11,543	1.4%	(1,548)	(13.4)%
Operating income	$61,617	7.7%	$104,961	12.8%	$(43,344)	(41.3)%
Interest expense, net	3,274	0.4%	963	0.1%	2,311	240.0%
Earnings before income taxes	$58,343	7.3%	$103,998	12.7%	$(45,655)	(43.9)%
Income tax expense	15,470	1.9%	24,983	3.1%	(9,513)	(38.1)%
Net earnings	$42,873	5.4%	$79,015	9.7%	$(36,142)	(45.7)%
Net earnings per diluted share	$2.83		$4.99		$(2.16)	(43.4)%
Weighted average shares outstanding - diluted	15,175		15,838		(663)	(4.2)%
Net Sales

	First Half
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$445,178	$470,696	$(25,518)	(5.4)%
Lilly Pulitzer	189,310	180,110	9,200	5.1%
Johnny Was	88,888	101,492	(12,604)	(12.4)%
Emerging Brands	72,778	65,931	6,847	10.4%
Corporate and Other	(150)	(159)	9	NM %
Consolidated net sales	$796,004	$818,070	$(22,066)	(2.7)%
Consolidated net sales were $796 million in the First Half of Fiscal 2025 compared to net sales of $818 million in the First Half of Fiscal 2024. The decrease in net sales included decreased sales in Tommy Bahama and Johnny Was. These decreases were partially offset by increased sales in Lilly Pulitzer and Emerging Brands.
The changes in net sales by distribution channel consisted of the following:
•a decrease in full-price retail sales of $11 million, or 4%, including (1) an $11 million decrease in Tommy Bahama and (2) a $5 million decrease in Johnny Was. These decreases were partially offset by (1) a $4 million increase in Emerging Brands and (2) a $1 million increase in Lilly Pulitzer;
•a decrease in e-commerce sales of $9 million, or 3%, including (1) an $11 million decrease in Tommy Bahama and (2) a $6 million decrease in Johnny Was. These decreases were partially offset by (1) a $4 million increase in Lilly Pulitzer and (2) a $3 million increase in Emerging Brands;
•a decrease in food & beverage sales of $1 million, or 1%;
•a decrease in outlet sales of $1 million, or 2%, including a $1 million decrease in Johnny Was; and

•wholesale sales in the First Half of Fiscal 2025 were comparable to the First Half of Fiscal 2024.
The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Half
	Fiscal 2025	Fiscal 2024
Retail	40%	40%
E-commerce	33%	33%
Food & beverage	8%	8%
Wholesale	19%	19%
Total	100%	100%
Tommy Bahama:
Tommy Bahama net sales decreased $26 million, or 5%, in the First Half of Fiscal 2025, with a decrease in (1) full-price retail sales of $11 million, or 6%, (2) e-commerce sales of $11 million, or 9%, (3) wholesale sales of $3 million, or 3%, and (4) food & beverage sales of $1 million, or 1%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half
	Fiscal 2025	Fiscal 2024
Retail	45%	45%
E-commerce	24%	25%
Food & beverage	14%	14%
Wholesale	17%	16%
Total	100%	100%
Lilly Pulitzer:
Lilly Pulitzer net sales increased $9 million, or 5%, in the First Half of Fiscal 2025, with an increase in each channel of distribution. The increase in net sales in Lilly Pulitzer included increases in (1) e-commerce sales of $4 million, or 5%, (2) wholesale sales of $3 million, or 10%, and (3) retail sales of $1 million, or 2%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half
	Fiscal 2025	Fiscal 2024
Retail	36%	37%
E-commerce	45%	45%
Wholesale	19%	18%
Total	100%	100%

Johnny Was:
Johnny Was net sales decreased $13 million, or 12%, in the First Half of Fiscal 2025, with a decrease in (1) e-commerce sales of $6 million, or 13%, (2) retail sales of $5 million, or 14%, (3) wholesale sales of $1 million, or 5%, and (4) outlet sales of $1 million, or 29%. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	First Half
	Fiscal 2025	Fiscal 2024
Retail	38%	39%
E-commerce	42%	42%
Wholesale	20%	19%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales increased $7 million, or 10% in the First Half of Fiscal 2025. Increases included increased sales in Southern Tide, TBBC and Duck Head partially offset by decreased sales in Jack Rogers. By distribution channel, the increase in net sales in Emerging Brands included increases in (1) retail sales of $4 million, or 36%, as we opened new retail locations and (2) e-commerce sales of $3 million, or 9%. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Half
	Fiscal 2025	Fiscal 2024
Retail	21%	17%
E-commerce	44%	45%
Wholesale	35%	38%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating segments.
Gross Profit
The tables below present gross profit by reportable segment and Corporate and Other and in total for the First Half of Fiscal 2025 and the First Half of Fiscal 2024, as well as the dollar change and percentage change between those two periods, and gross margin by reportable segment and Corporate and Other and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Half
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$278,676	$299,002	$(20,326)	(6.8)%
Lilly Pulitzer	123,922	121,418	2,504	2.1%
Johnny Was	56,258	66,678	(10,420)	(15.6)%
Emerging Brands	43,100	39,258	3,842	9.8%
Corporate and Other	(2,045)	(2,984)	939	NM %
Consolidated gross profit	$499,911	$523,372	$(23,461)	(4.5)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$1,406	$2,866

	First Half
	Fiscal 2025	Fiscal 2024
Tommy Bahama	62.6%	63.5%
Lilly Pulitzer	65.5%	67.4%
Johnny Was	63.3%	65.7%
Emerging Brands	59.2%	59.5%
Corporate and Other	NM%	NM%
Consolidated gross margin	62.8%	64.0%
The decreased gross profit of 4% was primarily due to (1) the 3% decrease in net sales and (2) lower consolidated gross margin. The decreased gross margin was primarily due to approximately $10 million of increased cost of goods sold from additional tariffs enacted in Fiscal 2025, net of mitigation efforts. This decrease was partially offset by (1) improved gross margin during promotional events at Tommy Bahama, (2) a change in sales mix with full-price retail and e-commerce sales representing a higher proportion of net sales at Lilly Pulitzer and Johnny Was and (3) a $1 million lower LIFO accounting charge in the First Half of Fiscal 2025 compared to the First Half of Fiscal 2024.
Tommy Bahama:
The lower gross margin for Tommy Bahama was primarily due to increased cost of goods sold from additional tariffs implemented in Fiscal 2025. This decrease was partially offset by improved gross margin during promotional events, including loyalty award cards, Flip Side, end of season clearance events and the semi-annual Friends & Family event.
Lilly Pulitzer:
The lower gross margin for Lilly Pulitzer was primarily due to increased cost of goods sold from additional tariffs implemented in Fiscal 2025. This decrease was partially offset by a change in sales mix with full-price retail and e-commerce sales representing a higher proportion of net sales.
Johnny Was:
The lower gross margin for Johnny Was was primarily due to increased cost of goods sold from additional tariffs implemented in Fiscal 2025. This decrease was partially offset by a change in sales mix with full-price retail and e-commerce sales representing a higher proportion of net sales resulting from fewer sales occurring during promotional and clearance events.
Emerging Brands:
The lower gross margin for Emerging Brands was primarily due to higher markdowns during promotional and clearance events.
Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments that resulted in a $1 million lower charge in the First Half of Fiscal 2025 compared to the First Half of Fiscal 2024. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating segment in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating segment in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.

SG&A

	First Half
	Fiscal 2025	Fiscal 2024	$ Change	% Change
SG&A	448,289	429,954	$18,335	4.3%
SG&A (as a % of net sales)	56.3%	52.6%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$3,866	$5,436
Johnny Was Distribution Center relocation costs	$—	$912
SG&A was $448 million in the First Half of Fiscal 2025 compared to $430 million in the First Half of Fiscal 2024, with approximately $10 million, or 55%, of the expenses that increased during the First Half of Fiscal 2025 due to increases in employment costs, occupancy costs and depreciation expense attributable to the increase in brick and mortar retail locations. The 4% increase in total SG&A in the First Half of Fiscal 2025 included the following, which, where applicable, includes the SG&A of the new brick and mortar locations:
•$8 million increase in employment costs driven primarily by increased incentive compensation and new brick and mortar retail locations;
•$6 million increase in software subscription and consulting costs;
•$5 million increase in occupancy costs;
•$2 million increase in depreciation expense; and
•$1 million of increased costs associated with the project to build a new distribution center in Lyons, Georgia.
These increases were partially offset by:
•$2 million decrease in advertising costs;
•$1 million decrease in amortization of intangible assets; and
•$1 million decrease from the absence of Johnny Was Distribution Center relocation expenses incurred in the First Half of Fiscal 2024.

Royalties and other operating income

	First Half
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Royalties and other operating income	9,995	11,543	$(1,548)	(13.4)%
Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The decreased royalties and other operating income in the First Half of Fiscal 2025 was primarily due to decreased royalty income in Tommy Bahama reflecting the lower sales of our licensing partners.

Operating income (loss)

	First Half
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$57,419	$83,574	$(26,155)	(31.3)%
Lilly Pulitzer	31,349	32,471	(1,122)	(3.5)%
Johnny Was	(7,878)	(1,323)	(6,555)	(495.5)%
Emerging Brands	4,880	6,611	(1,731)	(26.2)%
Corporate and Other	(24,153)	(16,372)	(7,781)	NM%
Consolidated operating income	$61,617	$104,961	$(43,344)	(41.3)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$1,406	$2,866
Amortization of Johnny Was intangible assets	$3,866	$5,436
Johnny Was Distribution Center relocation costs	$—	$912
Operating income was $62 million in the First Half of Fiscal 2025 compared to $105 million in the First Half of Fiscal 2024. The decreased operating income included lower operating results in all reportable segments and Corporate and Other. Changes in operating income (loss) by reportable segment and Corporate and Other are discussed below.
Tommy Bahama:

	First Half
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$445,178	$470,696	$(25,518)	(5.4)%
Gross profit	$278,676	$299,002	$(20,326)	(6.8)%
Gross margin	62.6%	63.5%
Operating income	$57,419	$83,574	$(26,155)	(31.3)%
Operating income as % of net sales	12.9%	17.8%
The decreased operating income for Tommy Bahama was due to (1) decreased net sales, (2) increased SG&A and (3) lower gross margin. The increased SG&A was primarily due to $5 million of higher SG&A associated with new retail store and Marlin Bar locations with retail and food & beverage operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense.
Lilly Pulitzer:

	First Half
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$189,310	$180,110	$9,200	5.1%
Gross profit	$123,922	$121,418	$2,504	2.1%
Gross margin	65.5%	67.4%
Operating income	$31,349	$32,471	$(1,122)	(3.5)%
Operating income as % of net sales	16.6%	18.0%
The decreased operating income for Lilly Pulitzer was primarily due to (1) lower gross margin and (2) increased SG&A. These decreases were partially offset by increased net sales. The increased SG&A was primarily due to (1) $3 million of increased software subscription and consulting expenses, (2) $1 million of increased variable and distribution costs primarily driven by higher sales and (3) $1 million of higher SG&A associated with new retail store locations, including related employment costs, occupancy costs, administrative expenses and depreciation expense. These increases were partially offset by $2 million of decreased advertising costs.

Johnny Was:

	First Half
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$88,888	$101,492	$(12,604)	(12.4)%
Gross profit	$56,258	$66,678	$(10,420)	(15.6)%
Gross margin	63.3%	65.7%
Operating loss	$(7,878)	$(1,323)	$(6,555)	(495.5)%
Operating loss as % of net sales	(8.9%)	(1.3%)
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$3,866	$5,436
Johnny Was Distribution Center relocation costs	$—	$912
The decreased operating results for Johnny Was was primarily due to (1) decreased net sales and (2) lower gross margin. These decreases were partially offset by decreased SG&A. The decreased SG&A was primarily due to (1) $2 million of decreased advertising costs, (2) $2 million of decreased amortization of intangible assets and (3) the absence of $1 million in Johnny Was Distribution Center costs incurred in the First Half of Fiscal 2024.
Emerging Brands:

	First Half
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$72,778	$65,931	$6,847	10.4%
Gross profit	$43,100	$39,258	$3,842	9.8%
Gross margin	59.2%	59.5%
Operating income	$4,880	$6,611	$(1,731)	(26.2)%
Operating income as % of net sales	6.7%	10.0%
The decreased operating income for Emerging Brands was primarily due to (1) increased SG&A and (2) lower gross margin. These decreases were partially offset by increased net sales. The increased SG&A was primarily due to new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense.
Corporate and Other:

	First Half
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$(150)	$(159)	$9	NM
Gross profit	$(2,045)	$(2,984)	$939	NM
Operating loss	$(24,153)	$(16,372)	$(7,781)	NM
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$1,406	$2,866
The lower operating results in Corporate and Other were primarily a result of increased SG&A. This decrease was partially offset by a $1 million lower LIFO accounting charge in the First Half of Fiscal 2025 relative to the First Half of Fiscal 2024. The increased SG&A was primarily due to (1) $4 million of increased employment costs primarily driven by increased incentive compensation, (2) $2 million of increased professional and consulting costs and (3) $1 million of increased costs associated with the project to build a new distribution center in Lyons, Georgia.

Interest expense, net

	First Half
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Interest expense, net	3,274	963	$2,311	240.0%
The increased interest expense in the First Half of Fiscal 2025 was primarily due to a higher average outstanding debt balance during the First Half of Fiscal 2025 than the First Half of Fiscal 2024.
Income tax

	First Half
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Income tax expense	15,470	24,983	$(9,513)	(38.1)%
Effective tax rate	26.5%	24.0%
Our effective tax rate will vary from period to period from a typical annual effective tax rate of approximately 25% based on various factors including, but not limited to, the geographic mix of earnings, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
For the First Half of Fiscal 2025, our effective tax rate was 26.5%, which primarily reflects the unfavorable net discrete tax expense for shortfalls in stock-based compensation vesting during the First Half of Fiscal 2025 and a net increase in uncertain tax positions. These unfavorable factors were partially offset by the benefit derived from a reduction in income tax expense as a result of the receipt of interest from a U.S. federal income tax receivable and the remeasurement of deferred tax balances due to changes in state tax rates. On July 4, 2025, OB3 was enacted, reinstating bonus depreciation and accelerating the deduction for research and experimentation expenses previously capitalized and amortized under the Tax Cuts and Jobs Act of 2017 (“TCJA”). In the First Half of Fiscal 2025, we reflected the changes to certain timing differences in the current period that did not have a material net impact on income tax expense.
For the First Half of Fiscal 2024, our effective income tax rate was 24.0%, which primarily reflects the favorable net discrete tax benefits for stock-based compensation vesting during the First Half of Fiscal 2024.
Net earnings

	First Half
	Fiscal 2025	Fiscal 2024
Net sales	$796,004	$818,070
Operating income	$61,617	$104,961
Net earnings	$42,873	$79,015
Net earnings per diluted share	$2.83	$4.99
Weighted average shares outstanding - diluted	15,175	15,838
Net earnings per diluted share was $2.83 in the First Half of Fiscal 2025 compared to $4.99 in the First Half of Fiscal 2024 reflecting (1) decreased net sales, (2) increased SG&A, (3) lower gross margin, (4) increased interest expense, (5) decreased royalties and other operating income and (6) a higher effective tax rate. These decreases were partially offset by a reduction in weighted average shares outstanding due to share repurchases made in the First Half of Fiscal 2025. Net earnings and gross margin in the First Half of Fiscal 2025 were impacted by approximately $10 million of increased cost of goods sold from additional tariffs enacted in Fiscal 2025, net of mitigation efforts.
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
Working Capital

($ in thousands)	August 2, 2025	February 1, 2025	August 3, 2024	February 3, 2024
Total current assets	$294,049	$292,782	$287,196	$293,115
Total current liabilities	$248,238	$248,275	$226,924	$240,644
Working capital	$45,811	$44,507	$60,272	$52,471
Working capital ratio	1.18	1.18	1.27	1.22
Our working capital ratio is calculated by dividing total current assets by total current liabilities.
Balance Sheet
The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of August 2, 2025 as compared to August 3, 2024.
Current Assets:

	August 2, 2025	February 1, 2025	August 3, 2024	February 3, 2024
Cash and cash equivalents	$6,877	$9,470	$18,421	$7,604
Receivables, net	67,762	72,433	63,542	63,362
Inventories, net	166,670	167,287	139,583	159,565
Income tax receivable	402	5,323	19,437	19,549
Prepaid expenses and other current assets	52,338	38,269	46,213	43,035
Total current assets	$294,049	$292,782	$287,196	$293,115
Cash and cash equivalents were $7 million as of August 2, 2025, compared to $18 million as of August 3, 2024. We aim to maintain a cash balance in our operations on an ongoing basis that ranges from $5 million to $10 million with any excess cash generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement. The higher cash and cash equivalents as of August 3, 2024 was primarily due to excess cash resulting from the repayment of our long-term debt balance during the Second Quarter of Fiscal 2024.
The increased receivables, net as of August 2, 2025, was primarily due to increased tenant improvement allowance receivables due from landlords resulting from recent store openings.
Inventories, net, included an $85 million and $84 million LIFO reserve as of August 2, 2025, and August 3, 2024, respectively. Inventories increased in all reportable segments with the exception of Johnny Was due primarily to impacts associated with the U.S. tariffs that were implemented in the First Half of Fiscal 2025 including (1) accelerated purchases of inventory that were implemented to try and minimize the impact of potential, pending tariff increases and (2) increased costs capitalized into inventory after the implementation of the tariffs. As of August 2, 2025, our inventory balances included an additional $5 million of costs associated with the increased tariffs implemented in the First Half of Fiscal 2025.

We believe our strategy to accelerate the purchase of inventory during the First Half of Fiscal 2025 was appropriate to support our future anticipated sales plans.
The decreased income tax receivable as of August 2, 2025 was primarily due to the receipt of $19 million in income tax receivables in the Fourth Quarter of Fiscal 2024.
The increased prepaid expenses and other current assets as of August 2, 2025, was primarily due to increases in prepaid software costs and prepaid taxes.
Non-current Assets:

	August 2, 2025	February 1, 2025	August 3, 2024	February 3, 2024
Property and equipment, net	$297,593	$272,690	$219,606	$195,137
Intangible assets, net	253,340	257,915	256,192	262,101
Goodwill	27,407	27,383	27,309	27,190
Operating lease assets	377,190	364,436	321,474	263,934
Other assets, net	65,619	54,279	41,874	32,188
Deferred income taxes	9,198	20,320	18,871	24,179
Total non-current assets	$1,030,347	$997,023	$885,326	$804,729
Property and equipment, net as of August 2, 2025, increased as capital expenditures primarily relating to the project to build a new distribution center in Lyons, Georgia and the opening of new Tommy Bahama Marlin Bars and retail stores across our portfolio exceeded depreciation during the 12 months ended August 2, 2025.
The decrease in intangible assets, net as of August 2, 2025, was primarily due to the amortization of intangible assets acquired in the acquisition of Johnny Was partially offset by the purchase of intellectual property rights by Lilly Pulitzer during the Fourth Quarter of Fiscal 2024.
Operating lease assets as of August 2, 2025, increased primarily due to the addition of new leased locations, and the extension of existing leased locations, exceeding the recognition of amortization related to existing operating leases and the termination or reduced term of certain operating leases.
The increase in other assets, net as of August 2, 2025, was primarily due to an increase in capitalizable implementation costs associated with cloud computing arrangements.
Deferred income taxes decreased as of August 2, 2025, due primarily to the enactment of OB3. The legislation includes, among other provisions, the restoration of current deductibility of previously capitalized domestic research expenditures and 100% bonus depreciation for qualified property.
Liabilities:

	August 2, 2025	February 1, 2025	August 3, 2024	February 3, 2024
Total current liabilities	$248,238	$248,275	$226,924	$240,644
Long-term debt	81,375	31,105	—	29,304
Non-current portion of operating lease liabilities	368,482	359,366	298,704	243,703
Other non-current liabilities	29,188	28,499	25,338	23,279
Total liabilities	$727,283	$667,245	$550,966	$536,930
Current liabilities increased as of August 2, 2025, due to (1) increased accounts payable driven by the timing of payments and (2) increased accrued compensation driven primarily by increased accrued incentive compensation.

The increase in long-term debt as of August 2, 2025 was the result of (1) share repurchases, (2) capital expenditures primarily associated with the project to build a new distribution center in Lyons, Georgia, (3) payments of dividends and (4) working capital requirements exceeding cash flow from operations.
The non-current portion of operating lease liabilities increased as of August 2, 2025, due to the addition of new leased locations and extension of existing leased locations exceeding the payments related to existing operating leases and the termination or reduced term of certain operating leases.
Other non-current liabilities increased as of August 2, 2025 as a result of increases in (1) uncertain tax positions and (2) liabilities associated with our deferred compensation plans.
Statement of Cash Flows
The following table sets forth the net cash flows for the First Half of Fiscal 2025 and the First Half of Fiscal 2024 (in thousands):

	First Half
	Fiscal 2025	Fiscal 2024
Cash provided by operating activities	$79,549	$121,738
Cash used in investing activities	(54,645)	(54,147)
Cash used in financing activities	(27,723)	(56,722)
Net change in cash and cash equivalents	$(2,819)	$10,869
Changes in cash flows in the First Half of Fiscal 2025 and the First Half of Fiscal 2024 related to operating activities, investing activities and financing activities are discussed below.
Operating Activities:
In the First Half of Fiscal 2025 and the First Half of Fiscal 2024, operating activities provided $80 million and $122 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization of intangible assets, equity-based compensation, gain on sale of assets, and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities.
In the First Half of Fiscal 2025, the net change in operating assets and liabilities was primarily due to an increase in prepaid expenses, primarily prepaid income taxes, and other balance sheet changes that decreased cash flow from operations, partially offset by a decrease in receivables, including income tax receivables, and inventories and an increase in current liabilities that increased cash flow from operations. In the First Half of Fiscal 2024, the net change in operating assets and liabilities was primarily due to a decrease in current liabilities and other balance sheet changes that decreased cash flow from operations, partially offset by a decrease in inventories that increased cash flow from operations.
Investing Activities:
In the First Half of Fiscal 2025 and the First Half of Fiscal 2024, investing activities used $55 million and $54 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $55 million and $54 million in the First Half of Fiscal 2025 and the First Half of Fiscal 2024, respectively.
Financing Activities:
In the First Half of Fiscal 2025 and the First Half of Fiscal 2024, financing activities used $28 million and $57 million of cash, respectively. In the First Half of Fiscal 2025, we repurchased $57 million of shares of our stock, including $2 million of shares to cover employee tax liabilities related to the vesting of shares, and paid $21 million in dividends. In the First Half of Fiscal 2024, we paid $22 million in dividends and repurchased $6 million of shares to cover employee tax liabilities related to the vesting of shares of our common stock.

If net cash requirements exceed our net cash flows, we may borrow amounts from our U.S. Revolving Credit Agreement consistent with our use of long-term debt to satisfy cash flow needs during the First Half of Fiscal 2025. Alternatively, to the extent we are in a net debt position, if net cash requirements are less than our net cash flows, we may repay amounts outstanding on our U.S. Revolving Credit Agreement, if any.
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
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of August 2, 2025, February 1, 2025, and August 3, 2024, totaled $5 million, $5 million and $5 million, respectively.
As of August 2, 2025 and February 1, 2025, we had $81 million and $31 million, respectively, of borrowings outstanding and $239 million and $289 million, respectively, in unused availability under the U.S. Revolving Credit Agreement. As of August 3, 2024, we had no borrowings outstanding and $306 million in unused availability under the U.S. Revolving Credit Agreement.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the First Half of Fiscal 2025 and as of August 2, 2025, no financial covenant testing was required pursuant to the U.S. Revolving Credit Agreement, as the minimum availability threshold was met at all times. As of August 2, 2025, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.
Operating Lease Commitments:
Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of August 2, 2025.
Dividends:
On September 9, 2025, our Board of Directors approved a cash dividend of $0.69 per share payable on October 31, 2025 to shareholders of record as of the close of business on October 17, 2025. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends.
Share Repurchases:
As disclosed in our Quarterly Report on Form 10-Q for the Third Quarter of Fiscal 2024, on December 10, 2024, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock. During the First Quarter of Fiscal 2025, we repurchased 842,007 shares of our common stock at an average price of $59.38 for $50 million as part of an open market repurchase program (Rule 10b5-1 plan) in accordance with the December 10, 2024 authorization.
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the Second Quarter of Fiscal 2025, we repurchased approximately 114,477 shares of our common stock at an average cost of $40.46 for $5 million in open market repurchases under the March 24, 2025 authorization. During the First Half of Fiscal 2025, we repurchased a total of 956,484 shares at an average cost of $57.12 for $55 million. During the Second Quarter of Fiscal 2024 and First Half of Fiscal 2024, there were no repurchases.
As of August 2, 2025, $95 million remained under the Board of Director's authorization.
Capital Expenditures:
Capital expenditures of $55 million for the First Half of Fiscal 2025 increased compared to the $54 million in the First Half of Fiscal 2024. Our capital expenditures in the First Half of Fiscal 2025 related primarily to (1) the multi-year project to build a new distribution center in Lyons, Georgia to create a modern and more efficient distribution center for our brands and (2) Tommy Bahama Marlin Bar locations and retail store openings across our portfolio.
Other Liquidity Items:
Our contractual obligations as of August 2, 2025 except for the increased debt outstanding, as discussed above, have not changed materially from the contractual obligations outstanding at February 1, 2025, as disclosed in our Fiscal 2024 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the Second Quarter of Fiscal 2025. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2024 Form 10-K.
SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating segments is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income in the Second Quarter of Fiscal 2025 is indicative of the expected proportion of amounts by quarter for future periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2024 Form 10-K. There have not been any material changes in our exposure to these risks during the Second Quarter of Fiscal 2025 other than our increased exposure to interest rates resulting from our increased borrowings relative to February 1, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act during the Second Quarter of Fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Our business is subject to numerous risks. Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Fiscal 2024 Form 10-K, which could materially affect our business, financial condition or operating results. We operate in a competitive and rapidly changing business environment and additional risks and uncertainties that we currently consider immaterial or are not presently known to us may also adversely affect our business. The risks described in our Fiscal 2024 Form 10-K, as amended and updated in our Quarterly Report on Form 10-Q for the First Quarter of Fiscal 2025, are not the only risks facing our company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the Second Quarter of Fiscal 2025, we did not make any unregistered sales of equity securities.
(c)During the Second Quarter of Fiscal 2025, we repurchased the following shares of our common stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Dollar Value (000s) of Shares That May Yet be Purchased Under the Plans or Programs
May (5/4/25 - 5/31/25)	—	$—	—	$100,000
June (6/1/25 - 7/5/25)	114,477	$40.46	114,477	$95,369
July (7/6/25 - 8/2/25)	—	$—	—	$95,369
Total	114,477	$40.46	114,477	$95,369
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the Second Quarter of Fiscal 2025, we repurchased approximately 114,477 shares of our common stock at an average cost of $40.46 for $5 million in open market repurchases under the March 24, 2025 authorization. As of August 2, 2025, $95 million remained under the Board of Directors' authorization.
Also, we have certain stock incentive plans as described in Note 9 of our Fiscal 2024 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Second Quarter of Fiscal 2025, we repurchased $2 million of shares from employees.
ITEM 5. OTHER INFORMATION
(c)During the Second Quarter of Fiscal 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

September 11, 2025	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)