Form 10-Q
period 2025-11-01
OXFORD INDUSTRIES INC
filed 2025-12-11
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2025

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 8, 2025, there were 14,877,391 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Third Quarter of Fiscal 2025

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
•demand for our products, which may be impacted by macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by inflationary pressures, tariffs, volatile and/or elevated interest rates, the stability of the banking industry or general economic uncertainty, and the effectiveness of measures to mitigate the impact of these factors;
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
•acquisition activities;
•global supply chain constraints that have affected, and could continue to affect, transit, and other costs;
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
•hiring of, retention of and disciplined execution by key management and other critical personnel, as well as the effective transition of executive level responsibilities;
•the execution of key strategic initiatives to drive operating performance, such as the organizational realignment initiatives being undertaken at Johnny Was;
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
•the risk of impairment to goodwill and other intangible assets such as the impairment charges incurred in our Johnny Was and Jack Rogers reporting units during the Third Quarter of Fiscal 2025; and
•geopolitical risks, including ongoing challenges between the United States and China and those related to the ongoing war in Ukraine, the tensions and instability in the Gaza strip and the conflict in the Red Sea region.
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

Fiscal 2026	52 weeks ending January 30, 2027
Fiscal 2025	52 weeks ending January 31, 2026
Fiscal 2024	52 weeks ended February 1, 2025
Fiscal 2023	53 weeks ended February 3, 2024
Fourth Quarter Fiscal 2025	13 weeks ending January 31, 2026
Third Quarter Fiscal 2025	13 weeks ended November 1, 2025
Second Quarter Fiscal 2025	13 weeks ended August 2, 2025
First Quarter Fiscal 2025	13 weeks ended May 3, 2025
Fourth Quarter Fiscal 2024	13 weeks ended February 1, 2025
Third Quarter Fiscal 2024	13 weeks ended November 2, 2024
Second Quarter Fiscal 2024	13 weeks ended August 3, 2024
First Quarter Fiscal 2024	13 weeks ended May 4, 2024
First Nine Months Fiscal 2025	39 weeks ended November 1, 2025
First Nine Months Fiscal 2024	39 weeks ended November 2, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)
(unaudited)

	November 1, 2025	February 1, 2025	November 2, 2024
ASSETS
Current Assets
Cash and cash equivalents	$7,981	$9,470	$7,027
Receivables, net	69,004	72,433	75,991
Inventories, net	155,400	167,287	154,263
Income tax receivable	7,295	5,323	19,377
Prepaid expenses and other current assets	49,585	38,269	50,445
Total Current Assets	$289,265	$292,782	$307,103
Property and equipment, net	323,713	272,690	244,987
Intangible assets, net	191,796	257,915	253,237
Goodwill	25,562	27,383	27,416
Operating lease assets	365,592	364,436	327,896
Other assets, net	60,555	54,279	46,725
Deferred income taxes	27,612	20,320	15,769
Total Assets	$1,284,095	$1,289,805	$1,223,133
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$80,687	$104,825	$77,597
Accrued compensation	25,891	22,309	17,502
Current portion of operating lease liabilities	57,090	58,711	66,270
Accrued expenses and other liabilities	53,793	62,430	55,218
Total Current Liabilities	$217,461	$248,275	$216,587
Long-term debt	140,436	31,105	57,816
Non-current portion of operating lease liabilities	368,689	359,366	310,391
Other non-current liabilities	29,494	28,499	26,171
Shareholders’ Equity
Common stock, $1.00 par value per share	14,877	15,707	15,701
Additional paid-in capital	202,443	190,816	186,590
Retained earnings	313,568	419,713	412,741
Accumulated other comprehensive loss	(2,873)	(3,676)	(2,864)
Total Shareholders’ Equity	$528,015	$622,560	$612,168
Total Liabilities and Shareholders’ Equity	$1,284,095	$1,289,805	$1,223,133
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
Net sales	$307,344	$308,025	$1,103,348	$1,126,095
Cost of goods sold	122,073	113,511	418,166	408,209
Gross profit	$185,271	$194,514	$685,182	$717,886
SG&A	212,554	204,721	660,843	634,675
Impairment of goodwill and intangible assets	60,980	—	60,980	—
Royalties and other operating income	3,165	3,967	13,160	15,510
Operating income (loss)	$(85,098)	$(6,240)	$(23,481)	$98,721
Interest expense, net	1,640	610	4,914	1,573
Earnings (loss) before income taxes	$(86,738)	$(6,850)	$(28,395)	$97,148
Income tax expense (benefit)	(23,055)	(2,913)	(7,585)	22,070
Net earnings (loss)	$(63,683)	$(3,937)	$(20,810)	$75,078

Net earnings (loss) per share:
Basic	$(4.28)	$(0.25)	$(1.39)	$4.80
Diluted	$(4.28)	$(0.25)	$(1.39)	$4.74
Weighted average shares outstanding:
Basic	14,871	15,697	14,990	15,652
Diluted	14,871	15,697	14,990	15,825
Dividends declared per share	$0.69	$0.67	$2.07	$2.01
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Third Quarter		First Nine Months
	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
Net earnings (loss)	$(63,683)	$(3,937)	$(20,810)	$75,078
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	144	43	803	(129)
Comprehensive income (loss)	$(63,539)	$(3,894)	$(20,007)	$74,949
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Nine Months
	Fiscal 2025	Fiscal 2024
Cash Flows From Operating Activities:
Net earnings (loss)	$(20,810)	$75,078
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation	42,449	41,431
Impairment of property and equipment	279	—
Amortization of intangible assets	7,294	8,865
Impairment of goodwill and intangible assets	60,980	—
Equity compensation expense	12,716	12,849
Amortization of deferred financing costs	289	289
Deferred income taxes	(7,181)	8,377
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	3,283	(10,557)
Inventories, net	12,362	5,146
Income tax receivable	(1,971)	172
Prepaid expenses and other current assets	(11,305)	(7,420)
Current liabilities	(30,406)	(22,655)
Other balance sheet changes	2,480	(8,050)
Cash provided by operating activities	$70,459	$103,525
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(28)	(315)
Purchases of property and equipment	(93,436)	(92,249)
Other investing activities	$(33)	$(1,304)
Cash used in investing activities	$(93,497)	$(93,868)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(325,509)	(264,567)
Proceeds from revolving credit arrangements	434,839	293,079
Repurchase of common stock	(55,216)	—
Proceeds from issuance of common stock	1,330	1,445
Repurchase of equity awards for employee tax withholding liabilities	(2,251)	(6,199)
Cash dividends paid	(31,613)	(32,532)
Other financing activities	(260)	(1,513)
Cash provided by (used in) financing activities	$21,320	$(10,287)
Net change in cash and cash equivalents	$(1,718)	$(630)
Effect of foreign currency translation on cash and cash equivalents	229	53
Cash and cash equivalents at the beginning of year	9,470	7,604
Cash and cash equivalents at the end of period	$7,981	$7,027
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share amounts)
(unaudited)

	Third Quarter Fiscal 2025
	Common Stock	APIC	Retained Earnings	AOCI	Total
August 2, 2025	$14,867	$197,643	$387,620	$(3,017)	$597,113
Net loss and other comprehensive income	—	—	(63,683)	144	(63,539)
Shares issued under equity plans	10	343	—	—	353
Compensation expense for equity awards	—	4,457	—	—	4,457
Repurchase of shares	—	—	(14)	—	(14)
Dividends declared	—	—	(10,355)	—	(10,355)
November 1, 2025	$14,877	$202,443	$313,568	$(2,873)	$528,015

	Third Quarter Fiscal 2024
	Common Stock	APIC	Retained Earnings	AOCI	Total
August 3, 2024	$15,695	$181,901	$426,867	$(2,907)	$621,556
Net loss and other comprehensive income	—	—	(3,937)	43	(3,894)
Shares issued under equity plans	6	418	—	—	424
Compensation expense for equity awards	—	4,271	—	—	4,271
Repurchase of shares	—	—	(2)	—	(2)
Dividends declared	—	—	(10,187)	—	(10,187)
November 2, 2024	$15,701	$186,590	$412,741	$(2,864)	$612,168

	First Nine Months Fiscal 2025
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 1, 2025	$15,707	$190,816	$419,713	$(3,676)	$622,560
Net loss and other comprehensive income	—	—	(20,810)	803	(20,007)
Shares issued under equity plans	168	1,162	—	—	1,330
Compensation expense for equity awards	—	12,716	—	—	12,716
Repurchase of shares	(998)	(2,251)	(54,218)	—	(57,467)
Dividends declared	—	—	(31,117)	—	(31,117)
November 1, 2025	$14,877	$202,443	$313,568	$(2,873)	$528,015

	First Nine Months Fiscal 2024
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 3, 2024	$15,629	$178,567	$369,453	$(2,735)	$560,914
Net earnings and other comprehensive income	—	—	75,078	(129)	74,949
Shares issued under equity plans	128	1,317	—	—	1,445
Compensation expense for equity awards	—	12,849	—	—	12,849
Repurchase of shares	(56)	(6,143)	(2)	—	(6,201)
Dividends declared	—	—	(31,788)	—	(31,788)
November 2, 2024	$15,701	$186,590	$412,741	$(2,864)	$612,168
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
THIRD QUARTER OF FISCAL 2025
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
During the Third Quarter of Fiscal 2025, management identified certain triggering events indicating that it was more likely than not that the fair value of the indefinite-lived Johnny Was trademark and the Jack Rogers reporting unit, which is included in our Emerging Brands Group reportable segment, may have declined below their respective carrying amounts. Further, management identified similar triggering events indicating that the carrying value of the Johnny Was asset group and Jack Rogers asset group, which includes the finite-lived Jack Rogers trademark, may not have been recoverable.
For Johnny Was, the triggering events during the Third Quarter of Fiscal 2025 included leadership changes in key positions and the identification of underperforming retail stores for closure in the remainder of Fiscal 2025 and Fiscal 2026 along with the significant impact of recently implemented U.S. import tariffs that have increased product costs and pressured margins. Approximately 90% of Johnny Was products are sourced from China and are subject to elevated import tariffs. Due to the nature of its product assortment and supply chain dependencies, the brand has been unable to diversify sourcing to other countries as rapidly as our other operating segments. These triggering events, along with recent trends of declining net sales, operating results and performance below forecasted expectations, led to downward revisions of projected net sales and operating results. For Jack Rogers, the triggering events included declining net sales and operating results, performance below forecasted expectations, which has been exacerbated by the U.S. import tariffs implemented in Fiscal 2025, and downward revisions to projected net sales and operating results.
As a result of these triggering events, in connection with the preparation of these unaudited condensed consolidated financial statements, we performed quantitative impairment assessments of the indefinite-lived Johnny Was trademark, the Jack Rogers reporting unit and the Johnny Was and Jack Rogers asset groups. These assessments were performed in accordance with our accounting policies for goodwill and intangible assets, including intangible assets with finite lives, as described in Note 1 of our Fiscal 2024 Form 10-K. The results of these interim impairment tests, which are disclosed in detail in Note 7, indicated that the Johnny Was and Jack Rogers trademarks were impaired and the Jack Rogers reporting unit was fully impaired. The non-cash impairment charges, which totaled $61 million, were recorded in “Impairment of goodwill and intangible assets” in our condensed consolidated statements of operations. Following the impairment charges, the carrying values of the Johnny Was and Jack Rogers trademarks have been adjusted to their estimated fair values. While we believe these fair values are appropriate based on current expectations, further changes in consumer demand, tariff impacts, or other adverse factors could result in additional impairment charges in future periods.
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
In September 2025, the FASB issued ASU 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The ASU is intended to improve and modernize the accounting for software costs to better align with the evolution of software development. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. We are evaluating how the enhanced disclosure requirements of ASU 2024-03 will affect our presentation, and we will include the applicable disclosures upon the effective date.
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
Corporate and Other is a reconciling category for reporting purposes and includes the elimination of inter-segment sales, which totaled less than $1 million in both the First Nine Months of Fiscal 2025 and the First Nine Months of Fiscal 2024. Corporate and Other also includes our corporate offices, substantially all financing activities, any other items that are not allocated to the operating segments, including LIFO inventory accounting adjustments as our LIFO pool does not correspond to our operating segment definitions, and unallocated Corporate expenses.
The table below presents certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	Third Quarter		First Nine Months
	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
Tommy Bahama
Net sales	$154,156	$161,289	$599,334	$631,985
Costs of goods sold	56,797	58,465	223,299	230,158
Gross profit	$97,359	$102,824	$376,035	$401,827
Operating costs:
Variable and distribution costs	11,477	11,179	38,429	39,696
Advertising costs	8,254	9,735	28,600	29,204
Employment costs	44,730	41,647	139,295	135,354
Occupancy costs	23,353	22,595	69,639	66,519
Depreciation and amortization	7,756	7,188	22,977	21,385

Other segment items (1)	11,241	10,035	29,128	25,650
Tommy Bahama operating income (loss)	$(9,452)	$445	$47,967	$84,019
Lilly Pulitzer
Net sales	$74,943	$69,829	$264,253	$249,939
Costs of goods sold	29,132	26,146	94,520	84,837
Gross profit	$45,811	$43,683	$169,733	$165,102
Operating costs:
Variable and distribution costs	5,113	4,474	16,767	14,672
Advertising costs	6,210	6,054	23,112	25,411
Employment costs	13,207	11,901	40,823	39,089
Occupancy costs	5,746	5,303	17,121	15,635
Depreciation and amortization	4,325	4,757	13,816	14,075
Other segment items (1)	7,921	7,193	23,456	19,748
Lilly Pulitzer operating income	$3,289	$4,001	$34,638	$36,472
Johnny Was
Net sales	$42,232	$46,124	$131,120	$147,616
Costs of goods sold	16,159	15,993	48,789	50,808
Gross profit	$26,073	$30,131	$82,331	$96,808
Operating costs:
Variable and distribution costs	2,143	2,421	6,658	8,987
Advertising costs	4,207	6,939	16,240	20,674
Employment costs	10,002	9,824	30,286	29,228
Occupancy costs	4,993	5,578	15,509	16,472
Depreciation and amortization	2,852	4,340	9,421	12,383
Other segment items (1)	6,578	5,108	16,797	14,466
Impairment of intangible assets	57,000	—	57,000	—
Johnny Was operating loss	$(61,702)	$(4,079)	$(69,580)	$(5,402)
Emerging Brands
Net sales	$36,090	$30,855	$108,868	$96,786
Costs of goods sold	17,938	13,241	47,616	39,914
Gross profit	$18,152	$17,614	$61,252	$56,872
Operating costs:
Variable and distribution costs	3,184	2,424	8,556	7,317
Advertising costs	2,884	2,807	9,363	8,481
Employment costs	6,090	5,869	19,709	17,802
Occupancy costs	2,050	1,693	6,005	4,433
Depreciation and amortization	1,017	801	2,998	2,078
Other segment items (1)	3,825	2,834	10,639	8,963
Impairment of goodwill and intangible assets	3,980	—	3,980	—
Emerging Brands operating income (loss)	$(4,878)	$1,186	$2	$7,798
Corporate
Net sales	$(77)	$(72)	$(227)	$(231)
Cost of goods sold (2)	2,047	(334)	3,942	2,492
Gross profit (loss)	$(2,124)	$262	$(4,169)	$(2,723)
Depreciation and amortization	245	119	531	375
Unallocated Corporate costs and income (3)	9,986	7,936	31,808	21,068
Corporate operating loss	$(12,355)	$(7,793)	$(36,508)	$(24,166)

Consolidated Operating income (loss)	$(85,098)	$(6,240)	$(23,481)	$98,721
Interest expense, net	1,640	610	4,914	1,573
Earnings (loss) before income taxes	$(86,738)	$(6,850)	$(28,395)	$97,148
(1)For all reporting units, other segment items primarily consists of software costs, professional services costs, other selling, general, and administrative costs and royalties and other income.
(2)Cost of goods sold for Corporate and Other included a LIFO accounting charge of $2 million in the Third Quarter of Fiscal 2025 and a benefit of less than $1 million in the Third Quarter of Fiscal 2024 and a charge of $4 million in the First Nine Months of Fiscal 2025 and $2 million in the First Nine Months of Fiscal 2024.
(3)Unallocated Corporate costs for Corporate and Other primarily consists of unallocated employment and other overhead expenses.
The tables below present certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	First Nine Months
	Fiscal 2025	Fiscal 2024
Purchases of Property and Equipment
Tommy Bahama	$32,208	$33,161
Lilly Pulitzer	7,196	5,710
Johnny Was	734	3,362
Emerging Brands	3,029	8,559
Corporate and Other	50,269	41,457
Purchases of Property and Equipment	$93,436	$92,249

	November 1, 2025	February 1, 2025	November 2, 2024
Assets
Tommy Bahama (1)	$673,376	$681,730	$621,367
Lilly Pulitzer (2)	201,643	205,398	192,850
Johnny Was (3)	177,845	235,558	246,672
Emerging Brands (4)	120,564	121,574	116,691
Corporate and Other (5)	110,667	45,545	45,553
Consolidated Total Assets	$1,284,095	$1,289,805	$1,223,133
(1)Increase in Tommy Bahama total assets from November 2, 2024, relates primarily to an increase in operating lease assets, property and equipment and inventories partially offset by a decrease in receivables.
(2)Increase in Lilly Pulitzer total assets from November 2, 2024, includes increases in intangible assets related to the acquisition of intellectual property rights in the Fourth Quarter of Fiscal 2024, software related assets and inventories partially offset by a decrease in property and equipment.
(3)Decrease in Johnny Was total assets from November 2, 2024, relates primarily to the $57 million impairment charge for intangible assets, amortization of acquired intangible assets and a decrease in operating lease assets, partially offset by an increase in software related assets.
(4)Increase in Emerging Brands total assets from November 2, 2024, relates primarily to an increase in inventories and property and equipment partially offset by the $4 million impairment charge for goodwill and intangible assets related to Jack Rogers.
(5)Increase in Corporate and Other total assets from November 2, 2024, relates primarily to an increase in property and equipment primarily related to the new distribution center project in Lyons, Georgia.

Net sales by geographic area are presented in the table below (in thousands). The other foreign amounts primarily relate to our Tommy Bahama operations in Canada and Australia.

	Third Quarter		First Nine Months
	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
Net Sales
United States	$298,433	$298,673	$1,077,775	$1,098,132
Other foreign	8,911	9,352	25,573	27,963
	$307,344	$308,025	$1,103,348	$1,126,095
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

	Third Quarter Fiscal 2025
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$154,156	47%	20%	16%	17%	—%
Lilly Pulitzer	74,943	32%	56%	—%	12%	—%
Johnny Was	42,232	37%	43%	—%	20%	—%
Emerging Brands	36,090	16%	42%	—%	42%	—%
Corporate and Other	(77)	—%	—%	—%	—%	NM %
Total	$307,344	39%	34%	8%	19%	—%

	Third Quarter Fiscal 2024
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$161,289	45%	20%	15%	20%	—%
Lilly Pulitzer	69,829	31%	55%	—%	14%	—%
Johnny Was	46,124	37%	41%	—%	22%	—%
Emerging Brands	30,855	16%	38%	—%	46%	—%
Corporate and Other	(72)	—%	—%	—%	—%	NM %
Total	$308,025	38%	33%	7%	22%	—%

	First Nine Months Fiscal 2025
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$599,334	45%	23%	15%	17%	—%
Lilly Pulitzer	264,253	35%	48%	—%	17%	—%
Johnny Was	131,120	38%	42%	—%	20%	—%
Emerging Brands	108,868	20%	43%	—%	37%	—%
Corporate and Other	(227)	—%	—%	—%	—%	NM %
Total	$1,103,348	40%	33%	8%	19%	—%

	First Nine Months Fiscal 2024
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$631,985	45%	24%	14%	17%	—%
Lilly Pulitzer	249,939	35%	48%	—%	17%	—%
Johnny Was	147,616	38%	42%	—%	20%	—%
Emerging Brands	96,786	17%	42%	—%	41%	—%
Corporate and Other	(231)	—%	—%	—%	—%	NM %
Total	$1,126,095	40%	33%	8%	19%	—%
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
The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	Third Quarter		First Nine Months
	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
Retail	$118,008	$116,420	$434,767	$445,113
E-commerce	105,618	101,048	368,914	373,799
Food & Beverage	24,281	23,522	87,155	87,291
Wholesale	59,514	67,107	212,739	220,122
Other	(77)	(72)	(227)	(230)
Net sales	$307,344	$308,025	$1,103,348	$1,126,095
An estimated sales return liability of $6 million, $10 million and $7 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheets as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively. As of November 1, 2025, February 1, 2025, and November 2, 2024, prepaid expenses and other current assets included $2 million, $3 million and $2 million, respectively, relating to the estimated value of inventory for expected direct to consumer and wholesale sales returns.
Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of November 1, 2025, February 1, 2025, and November 2, 2024, reserve balances recorded as a reduction to receivables related to these items were $3 million, $3 million and $3 million, respectively. As of November 1, 2025, February 1, 2025, and November 2, 2024, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $1 million and $1 million, respectively.
Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheets and totaled $20 million, $22 million and $20 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively.
Note 4.    Leases:
For the Third Quarter of Fiscal 2025, operating lease expense was $22 million and variable lease expense was $10 million, resulting in total lease expense of $32 million compared to $32 million of total lease expense in the Third Quarter of Fiscal 2024. For the First Nine Months of Fiscal 2025, operating lease expense was $65 million and variable lease expense was $33 million, resulting in total lease expense of $98 million compared to $95 million of total lease expense in the First Nine Months of Fiscal 2024.
Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Nine Months of Fiscal 2025 and the First Nine Months of Fiscal 2024 was $68 million and $64 million, respectively.
As of November 1, 2025, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2025	$14,986
2026	84,153
2027	76,256
2028	73,360
2029	58,504
2030	48,044
After 2030	191,113
Total lease payments	$546,416
Less: Difference between discounted and undiscounted lease payments	120,637
Present value of lease liabilities	$425,779
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
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the Second Quarter of Fiscal 2025, we repurchased 114,477 shares of our common stock at an average price of $40.46 for $5 million in open market repurchases under the March 24, 2025 authorization.
During the Third Quarter of Fiscal 2025, we repurchased no shares of our common stock. During the First Nine Months of Fiscal 2025, we repurchased a total of 956,484 shares in open market repurchases at an average price of $57.12 for $55 million. During the Third Quarter of Fiscal 2024 and First Nine Months of Fiscal 2024, there were no open market repurchases.
As of November 1, 2025, $95 million remained under the Board of Directors' authorization.
We also repurchase shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock. During the First Nine Months of Fiscal 2025 and the First Nine Months of Fiscal 2024, we repurchased $2 million and $6 million of shares, respectively, from our employees to cover employee tax liabilities related to the vesting of shares of our common stock. No such repurchases were made during the Third Quarter of Fiscal 2025 or the Third Quarter of Fiscal 2024.
Long-Term Stock Incentive Plan and Equity Compensation Expense
In recent years, we have granted a combination of service-based restricted share awards and awards based on relative total shareholder return ("TSR") to certain select employees.

Service-Based Restricted Share Awards
The table below summarizes the service-based restricted share awards, including both restricted shares and restricted share units, activity for the First Nine Months of Fiscal 2025:

	First Nine Months of Fiscal 2025
	Number of Shares or Units	Weighted- average grant date fair value
Awards outstanding at beginning of year	183,784	$104
Awards granted	129,125	$61
Awards vested, including awards repurchased from employees for employees’ tax liability	(58,630)	$89
Awards forfeited	(13,167)	$94
Awards outstanding on November 1, 2025	241,112	$86
TSR-based Restricted Share Units
The table below summarizes the TSR-based restricted share unit activity at target for the First Nine Months of Fiscal 2025:

	First Nine Months of Fiscal 2025
	Number of Share Units	Weighted- average grant date fair value
TSR-based awards outstanding at beginning of year	217,343	$136
TSR-based awards granted	113,400	$79
TSR-based restricted shares earned and vested, including restricted share units repurchased from employees for employees’ tax liability	(62,788)	$111
TSR-based awards forfeited	(9,059)	$124
TSR-based awards outstanding on November 1, 2025	258,896	$117
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
The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 6% as of November 1, 2025), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of November 1, 2025, February 1, 2025, and November 2, 2024, totaled $5 million, $5 million and $5 million, respectively.
As of November 1, 2025, February 1, 2025 and November 2, 2024 we had $140 million, $31 million and $58 million, respectively, of borrowings outstanding and $179 million, $289 million and $262 million, respectively, in unused availability under the U.S. Revolving Credit Agreement. The increase in debt during the First Nine Months of Fiscal 2025 was the result of (1) share repurchases, (2) increased capital expenditures primarily associated with the project to build a new distribution center in Lyons, Georgia, (3) payments of dividends, (4) lower net earnings and (5) working capital requirements exceeding cash flow from operations.
Note 7.    Intangible Assets and Goodwill:
Intangible assets by category are summarized below (in thousands):

	November 1, 2025	February 1, 2025	November 2, 2024
Intangible assets with finite lives	$118,455	$120,616	$110,367
Accumulated amortization and impairment	(83,159)	(76,201)	(70,630)
Total intangible assets with finite lives, net	35,296	44,415	39,737

Intangible assets with indefinite lives:
Tommy Bahama Trademark	$110,700	$110,700	$110,700
Lilly Pulitzer Trademark	27,500	27,500	27,500
Johnny Was Trademark	9,000	66,000	66,000
Southern Tide Trademark	9,300	9,300	9,300
Total intangible assets with indefinite lives	$156,500	$213,500	$213,500

Total intangible assets, net	$191,796	$257,915	$253,237
Intangible assets, by reportable segment, as well as Corporate and Other, and in total, for the First Nine Months of Fiscal 2025 and for Fiscal 2024 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Johnny Was (1)	Emerging Brands	Corporate and Other	Total
Balance, February 3, 2024	$110,700	$27,632	$103,694	$20,075	$—	$262,101
Acquisition	$—	$7,814	$—	$—	$—	$7,814
Amortization	—	(244)	(10,870)	(886)	—	(12,000)
Balance, February 1, 2025	$110,700	$35,202	$92,824	$19,189	$—	$257,915
Acquisition	—	270	—	32	—	302
Impairment	$—	$—	$(57,000)	$(2,127)	$—	$(59,127)
Amortization	—	(830)	(5,800)	(664)	—	(7,294)
Balance, November 1, 2025	110,700	34,642	30,024	16,430	—	191,796
Based on the current estimated useful lives assigned to our intangible assets, amortization expense for the remainder of Fiscal 2025 and for each of the next five years is expected to be $2 million, $7 million, $6 million, $5 million, $4 million and $3 million, respectively.

Goodwill, by reportable segment, as well as Corporate and Other, and in total, for the First Nine Months of Fiscal 2025 and for Fiscal 2024 is as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Johnny Was (1)	Emerging Brands	Corporate and Other	Total
Balance, February 3, 2024	$697	$19,522	$—	$6,971	$—	$27,190
Acquisition	—	—	—	232	—	232
Other, including foreign currency	(39)	—	—	—	—	(39)
Balance, February 1, 2025	$658	$19,522	$—	$7,203	$—	$27,383
Acquisition	—	—	—	—	—	—
Impairment	—	—	—	(1,853)	—	(1,853)
Other, including foreign currency	32	—	—	—	—	32
Balance, November 1, 2025	$690	$19,522	$—	$5,350	$—	$25,562
(1)The beginning balances as of February 3, 2024, for Johnny Was reflect the $99 million goodwill and $12 million indefinite-lived intangible asset impairment charges recorded in Fiscal 2023.
Interim Impairment Testing
During the third quarter of Fiscal 2025, we identified triggering events requiring interim impairment assessments of the indefinite-lived Johnny Was trademark and the Jack Rogers reporting unit. These triggering events also required interim impairment assessments of the Johnny Was asset group and Jack Rogers asset group, which includes the Jack Rogers trademark and other non-current assets, including property and equipment, finite-lived intangible assets, and operating lease assets. Refer to "Note 1. Basis of Presentation" for additional information on the triggering events for both Johnny Was and Jack Rogers.
As a result of these triggering events, in connection with the preparation of these unaudited condensed consolidated financial statements, we performed quantitative impairment assessments of the indefinite-lived Johnny Was trademark, the Jack Rogers reporting unit and the Johnny Was and Jack Rogers asset groups. The impairment assessments were performed in accordance with our accounting policies for goodwill and intangible assets, including intangible assets with finite lives, as described in Note 1 of our Fiscal 2024 Form 10-K. The fair value of each asset was estimated using valuation techniques consistent with those applied in our annual impairment analyses.
For both indefinite-lived and finite-lived trademarks, fair value was estimated using the relief-from-royalty method, which considers projected revenues, assumed royalty rates, and a discount rate reflecting the risk profile of the asset. The recent significant declines in profitability for both Johnny Was and Jack Rogers led to a reduction in the royalty rates used to determine the fair value of each trademark. For finite-lived assets, the recoverability of the carrying value of each asset group was determined using undiscounted projected future cash flows. For goodwill, fair value of the reporting unit was determined using an income approach based on discounted projected future cash flows. The recent declines in net sales and operating results, performance below forecasted expectations and negative revisions to projected results led to reductions in future cash flows used in both the discounted and undiscounted cash flow analyses. If the carrying value of an asset group was found to be not recoverable, the fair value of the non-current assets was determined using valuation techniques consistent with those applied in our annual impairment analyses.
Based on the impairment analyses, the fair values of the Johnny Was trademark and Jack Rogers reporting unit were determined to be below their respective carrying amounts resulting in impairment charges of $57 million and $2 million, respectively. Further, the carrying value of the Jack Rogers asset group was determined to not be recoverable requiring an estimate of the fair value of the Jack Rogers trademark using the relief-from-royalty method. The fair value of the Jack Rogers trademark was determined to be below its carrying amount resulting in a $2 million impairment charge. Jack Rogers had no material other non-current assets. The carrying value of the Johnny Was asset group was determined to be recoverable as of the end of the Third Quarter of Fiscal 2025, and consequently did not result in any impairment charges. The impairment charges were recorded during the Third Quarter of Fiscal 2025 within "Impairment of goodwill and intangible assets" in our condensed consolidated statements of operations.

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
In addition, compounding the uncertainty and challenges in the current macroeconomic environment, since the start of Fiscal 2025, the U.S. government has announced broad-based, reciprocal tariffs on foreign imports, with the potential for further increases or revisions. The reciprocal tariffs, which in some cases are compounded by “penalty” or “secondary” tariffs on a country-by-country basis, impact substantially all of the countries from which we import products, although at varying rates. These announcements, along with the potential for future changes, has created significant uncertainty in the global trade environment. As previously disclosed, we have been proactively taking steps to mitigate our tariff exposure regardless of the outcome of the U.S. government’s trade decisions. These mitigation efforts include an acceleration in our ongoing efforts to decentralize our product sourcing, coordinating production and shipments into the U.S. during potential periods of delayed application of newly implemented or increased tariffs, negotiations with our vendors and potential price increases. The duration and scope of the tariffs are difficult to predict, along with the extent to which we will be able to offset the impact, and there could be a material negative impact on our results of operations depending on the outcome of the government’s trade decisions.
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
Key Operating Results:
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Nine Months of Fiscal 2025 compared to the First Nine Months of Fiscal 2024:

	First Nine Months
	Fiscal 2025	Fiscal 2024
Net sales	$1,103,348	$1,126,095
Operating income (loss)	$(23,481)	$98,721
Net earnings (loss)	$(20,810)	$75,078
Net earnings (loss) per diluted share	$(1.39)	$4.74
Weighted average shares outstanding - diluted	14,990	15,825
Net loss per diluted share was $1.39 in the First Nine Months of Fiscal 2025 compared to net earnings per diluted share of $4.74 in the First Nine Months of Fiscal 2024 reflecting (1) noncash impairment charges of $61 million primarily related to Johnny Was recognized in the Third Quarter of Fiscal 2025, (2) increased SG&A, (3) decreased net sales, (4) lower gross margin, (5) increased interest expense and (6) decreased royalties and other operating income. Net earnings and gross margin in the First Nine Months of Fiscal 2025 were also impacted by approximately $18 million of increased cost of goods sold from additional tariffs enacted in Fiscal 2025, net of mitigation efforts.
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

	November 1, 2025	February 1, 2025	November 2, 2024	February 3, 2024
Tommy Bahama full-price retail stores	104	106	106	102
Tommy Bahama retail-food & beverage locations	28	24	25	22
Tommy Bahama outlets	38	36	37	34
Total Tommy Bahama locations	170	166	168	158
Lilly Pulitzer full-price retail stores	66	64	61	60
Johnny Was full-price retail stores	75	77	77	72
Johnny Was outlets	3	3	3	3
Total Johnny Was locations	78	80	80	75
Southern Tide full-price retail stores	35	30	28	19
TBBC full-price retail stores	9	5	5	3
Total Oxford direct to consumer locations	358	345	342	315

RESULTS OF OPERATIONS
THIRD QUARTER OF FISCAL 2025 COMPARED TO THIRD QUARTER OF FISCAL 2024
The discussion and tables below compare our statements of operations for the Third Quarter of Fiscal 2025 to the Third Quarter of Fiscal 2024. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.
The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year. The table also includes net loss per diluted share and diluted weighted average shares outstanding (in thousands), as well as the change and the percentage change for each of these items as compared to the same period of the prior year.

	Third Quarter
	Fiscal 2025		Fiscal 2024		$ Change	% Change
Net sales	$307,344	100.0%	$308,025	100.0%	$(681)	(0.2)%
Cost of goods sold	122,073	39.7%	113,511	36.9%	8,562	7.5%
Gross profit	$185,271	60.3%	$194,514	63.1%	$(9,243)	(4.8)%
SG&A	212,554	69.2%	204,721	66.5%	7,833	3.8%
Impairment of goodwill and intangible assets	60,980	19.8%	—	—%	60,980	NM
Royalties and other operating income	3,165	1.0%	3,967	1.3%	(802)	(20.2)%
Operating loss	$(85,098)	(27.7%)	$(6,240)	(2.0%)	$(78,858)	1263.8%
Interest expense, net	1,640	0.5%	610	0.2%	1,030	168.9%
Loss before income taxes	$(86,738)	(28.2%)	$(6,850)	(2.2%)	$(79,888)	1166.2%
Income tax benefit	(23,055)	(7.5%)	(2,913)	(0.9%)	(20,142)	691.5%
Net loss	$(63,683)	(20.7%)	$(3,937)	(1.3%)	$(59,746)	1517.6%
Net loss per diluted share	$(4.28)		$(0.25)		$(4.03)	1607.4%
Weighted average shares outstanding - diluted	14,871		15,697		(826)	(5.3)%
Net Sales

	Third Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$154,156	$161,289	$(7,133)	(4.4)%
Lilly Pulitzer	74,943	69,829	5,114	7.3%
Johnny Was	42,232	46,124	(3,892)	(8.4)%
Emerging Brands	36,090	30,855	5,235	17.0%
Corporate and Other	(77)	(72)	(5)	NM %
Consolidated net sales	$307,344	$308,025	$(681)	(0.2)%
Consolidated net sales were $307 million in the Third Quarter of Fiscal 2025 compared to net sales of $308 million in the Third Quarter of Fiscal 2024. The decrease in net sales included decreased sales in Tommy Bahama and Johnny Was. These decreases were partially offset by increased sales in Lilly Pulitzer and Emerging Brands.

The changes in net sales by distribution channel consisted of the following:
•a decrease in wholesale sales of $8 million, or 11%, including (1) a $6 million decrease in Tommy Bahama, (2) a $1 million decrease in Johnny Was and (3) a $1 million decrease in Lilly Pulitzer. These decreases were partially offset by a $1 million increase in Emerging Brands;
•an increase in e-commerce sales of $5 million, or 5%, including (1) a $3 million increase in Lilly Pulitzer and (2) a $3 million increase in Emerging Brands. These increases were partially offset by (1) a $1 million decrease in Tommy Bahama and (2) a $1 million decrease in Johnny Was;
•an increase in full-price retail sales of $1 million, or 1%, including (1) a $3 million increase in Lilly Pulitzer and (2) a $1 million increase in Emerging Brands. These increases were partially offset by a $2 million decrease in Johnny Was. Tommy Bahama full-price retail sales in the Third Quarter of Fiscal 2025 were comparable to the Third Quarter of Fiscal 2024;
•an increase in food & beverage sales of $1 million, or 3%; and
•outlet sales in the Third Quarter of Fiscal 2025 were comparable to the Third Quarter of Fiscal 2024.
The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	Third Quarter
	Fiscal 2025	Fiscal 2024
Retail	39%	38%
E-commerce	34%	33%
Food & beverage	8%	7%
Wholesale	19%	22%
Total	100%	100%
Tommy Bahama:
Tommy Bahama net sales decreased $7 million, or 4%, in the Third Quarter of Fiscal 2025, with a decrease in (1) wholesale sales of $6 million, or 19%, and (2) e-commerce sales of $1 million, or 5%. These decreases were partially offset by an increase in food & beverage sales of $1 million, or 3%. Full-price retail sales and outlet sales in the Third Quarter of Fiscal 2025 were comparable to the Third Quarter of Fiscal 2024. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Third Quarter
	Fiscal 2025	Fiscal 2024
Retail	47%	45%
E-commerce	20%	20%
Food & beverage	16%	15%
Wholesale	17%	20%
Total	100%	100%

Lilly Pulitzer:
Lilly Pulitzer net sales increased $5 million, or 7%, in the Third Quarter of Fiscal 2025, with an increase in (1) retail sales of $3 million, or 12%, and (2) e-commerce sales of $3 million, or 9%. These increases were partially offset by a decrease in wholesale sales of $1 million, or 10%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Third Quarter
	Fiscal 2025	Fiscal 2024
Retail	32%	31%
E-commerce	56%	55%
Wholesale	12%	14%
Total	100%	100%
Johnny Was:
Johnny Was net sales decreased $4 million, or 8%, in the Third Quarter of Fiscal 2025, with a decrease in (1) retail sales of $2 million, or 9%, (2) wholesale sales of $1 million, or 14%, and (3) e-commerce sales of $1 million, or 5%. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	Third Quarter
	Fiscal 2025	Fiscal 2024
Retail	37%	37%
E-commerce	43%	41%
Wholesale	20%	22%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales increased $5 million, or 17%, in the Third Quarter of Fiscal 2025 including increases in all brands. By distribution channel, the increase in net sales in Emerging Brands included increases in (1) e-commerce sales of $3 million, or 29%, (2) retail sales of $1 million, or 20%, and (3) wholesale sales of $1 million, or 6%. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	Third Quarter
	Fiscal 2025	Fiscal 2024
Retail	16%	16%
E-commerce	42%	38%
Wholesale	42%	46%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating segments.

Gross Profit
The tables below present gross profit by reportable segment and Corporate and Other and in total for the Third Quarter of Fiscal 2025 and the Third Quarter of Fiscal 2024, as well as the dollar change and percentage change between those two periods, and gross margin by reportable segment and Corporate and Other and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Third Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$97,359	$102,824	$(5,465)	(5.3)%
Lilly Pulitzer	45,811	43,683	2,128	4.9%
Johnny Was	26,073	30,131	(4,058)	(13.5)%
Emerging Brands	18,152	17,614	538	3.1%
Corporate and Other	(2,124)	262	(2,386)	NM %
Consolidated gross profit	$185,271	$194,514	$(9,243)	(4.8)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,283	$(422)

	Third Quarter
	Fiscal 2025	Fiscal 2024
Tommy Bahama	63.2%	63.8%
Lilly Pulitzer	61.1%	62.6%
Johnny Was	61.7%	65.3%
Emerging Brands	50.3%	57.1%
Corporate and Other	NM%	NM%
Consolidated gross margin	60.3%	63.1%
The decreased gross profit of 5% was primarily due to decreased consolidated gross margin. The decreased gross margin was primarily due to (1) approximately $8 million of increased cost of goods sold from additional tariffs implemented in Fiscal 2025, net of mitigation efforts, (2) a change in sales mix with a higher proportion of net sales occurring during promotional and clearance events at Tommy Bahama and Lilly Pulitzer and (3) a $3 million higher LIFO accounting charge in the Third Quarter of Fiscal 2025 compared to the Third Quarter of Fiscal 2024. These decreases were partially offset by (1) lower freight costs to customers due to improved carrier rates from contract renegotiations, (2) a change in sales mix with wholesale sales representing a lower proportion of net sales and (3) decreased freight rates associated with shipping our products from our vendors.
Tommy Bahama:
The lower gross margin for Tommy Bahama was primarily due to (1) increased cost of goods sold from additional tariffs implemented in Fiscal 2025 and (2) a change in sales mix with a higher proportion of net sales occurring during promotional events, including loyalty award cards and the semi-annual Friends & Family event. These decreases were partially offset by (1) decreased freight costs to customers due to improved carrier rates from contract renegotiations, (2) decreased freight rates associated with shipping our products from our vendors and (3) a change in sales mix with wholesale sales representing a lower proportion of net sales.
Lilly Pulitzer:
The lower gross margin for Lilly Pulitzer was primarily due to (1) increased cost of goods sold from additional tariffs implemented in Fiscal 2025 and (2) a change in sales mix with e-commerce flash sales representing a higher proportion of net sales. These decreases were partially offset by (1) less significant markdowns during e-commerce flash sales, (2) decreased freight costs to customers due to improved carrier rates from contract renegotiations, (3) decreased freight rates associated with shipping our products from our vendors and (4) a change in sales mix with wholesale sales representing a lower proportion of net sales.

Johnny Was:
The lower gross margin for Johnny Was was primarily due to increased cost of goods sold from additional tariffs implemented in Fiscal 2025. This decrease was partially offset by (1) decreased freight costs to customers due to improved carrier rates from contract renegotiations and (2) a change in sales mix with wholesale sales representing a lower proportion of net sales.
Emerging Brands:
The lower gross margin for Emerging Brands was primarily due to (1) increased cost of goods sold from additional tariffs implemented in Fiscal 2025 and (2) higher markdowns during promotional and clearance events. These decreases were partially offset by (1) decreased freight costs to customers due to improved carrier rates from contract renegotiations and (2) a change in sales mix with e-commerce sales representing a higher proportion of net sales.
Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments that resulted in a $3 million higher charge in the Third Quarter of Fiscal 2025 than the Third Quarter of Fiscal 2024. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating segment in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating segment in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.
SG&A

	Third Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
SG&A	212,554	204,721	$7,833	3.8%
SG&A (as a % of net sales)	69.2%	66.5%
Notable items included in amounts above:
Johnny Was organizational realignment initiatives	$1,955	$—
Amortization of Johnny Was intangible assets	$1,933	$2,718
Johnny Was Distribution Center relocation costs	$—	$698
SG&A was $213 million in the Third Quarter of Fiscal 2025 compared to $205 million in the Third Quarter of Fiscal 2024, with approximately $5 million, or 68%, of the expenses that increased during the Third Quarter of Fiscal 2025 due to increases in employment costs, occupancy costs and depreciation expense attributable to the increase in brick and mortar retail locations. The 4% increase in total SG&A in the Third Quarter of Fiscal 2025 included the following, which, where applicable, includes the SG&A of the new brick and mortar locations:
•$5 million increase in employment costs driven primarily by new brick and mortar retail locations and increased incentive compensation;
•$3 million increase in consulting and professional services related costs;
•$2 million increase in software subscription and consulting related costs;
•$2 million of costs associated with the Third Quarter of Fiscal 2025 organizational realignment initiatives at Johnny Was, including severance costs, consulting fees and store closure related costs; and
•$1 million increase in occupancy costs driven primarily by new brick and mortar retail locations
These increases were partially offset by:
•$4 million decrease in advertising related costs;
•$1 million decrease in amortization of intangible assets; and

•$1 million decrease from the absence of Johnny Was Distribution Center relocation costs incurred in the Third Quarter of Fiscal 2024.
Impairment of goodwill and intangible assets
As a result of triggering events in the Third Quarter of Fiscal 2025, in connection with the preparation of our unaudited condensed consolidated financial statements, we performed interim impairment assessments resulting in noncash impairment charges of $61 million, including $57 million related to Johnny Was intangible assets, which is included in our Johnny Was reportable segment, and $4 million related to Jack Rogers intangible assets and goodwill, which is included in our Emerging Brands reportable segment. Refer to “Basis of Presentation” in Note 1 in the unaudited condensed consolidated financial statements included in this report for additional disclosure regarding the triggering events that led to the interim impairment assessments.
For both Johnny Was and Jack Rogers, the impairment charges reflect the recent declines in net sales and operating results, partially due to U.S. import tariffs implemented in Fiscal 2025, performance below forecasted expectations and negative revisions to projected results. Refer to "Interim Impairment Testing" in Note 7 in the unaudited condensed consolidated financial statements included in this report for additional disclosure regarding the impairment charges recognized in Third Quarter of Fiscal 2025.
Royalties and other operating income

	Third Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Royalties and other operating income	3,165	3,967	$(802)	(20.2)%
Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The decreased royalties and other operating income in the Third Quarter of Fiscal 2025 was primarily due to decreased royalty income in Tommy Bahama reflecting the lower sales of our licensing partners.
Operating income (loss)

	Third Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$(9,452)	$445	$(9,897)	(2224.0)%
Lilly Pulitzer	3,289	4,001	(712)	(17.8)%
Johnny Was	(61,702)	(4,079)	(57,623)	(1412.7)%
Emerging Brands	(4,878)	1,186	(6,064)	(511.3)%
Corporate and Other	(12,355)	(7,793)	(4,562)	NM%
Consolidated operating loss	$(85,098)	$(6,240)	$(78,858)	(1263.8)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,283	$(422)
Johnny Was organizational realignment initiatives	$1,955	$—
Amortization of Johnny Was intangible assets	$1,933	$2,718
Johnny Was Distribution Center relocation costs	$—	$698
Johnny Was intangible asset impairment charge	$57,000	$—
Jack Rogers intangible asset and goodwill impairment charge	$3,980	$—
Operating loss was $85 million in the Third Quarter of Fiscal 2025 compared to $6 million in the Third Quarter of Fiscal 2024. The increased operating loss included lower operating results in all reportable segments and Corporate and Other. Changes in operating results by reportable segment and Corporate and Other are discussed below.

Tommy Bahama:

	Third Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$154,156	$161,289	$(7,133)	(4.4)%
Gross profit	$97,359	$102,824	$(5,465)	(5.3)%
Gross margin	63.2%	63.8%
Operating income (loss)	$(9,452)	$445	$(9,897)	(2224.0)%
Operating income (loss) as % of net sales	(6.1%)	0.3%
The lower operating results for Tommy Bahama were due to (1) decreased net sales, (2) increased SG&A and (3) lower gross margin. The increased SG&A was primarily due to (1) $3 million of higher SG&A associated with new retail store and Marlin Bar locations with retail and food & beverage operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense and (2) a $1 million increase in software subscription and consulting costs. These increases were partially offset by $1 million of lower advertising costs.
Lilly Pulitzer:

	Third Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$74,943	$69,829	$5,114	7.3%
Gross profit	$45,811	$43,683	$2,128	4.9%
Gross margin	61.1%	62.6%
Operating income	$3,289	$4,001	$(712)	(17.8)%
Operating income as % of net sales	4.4%	5.7%
The decreased operating income for Lilly Pulitzer was due to (1) increased SG&A and (2) lower gross margin. These decreases were partially offset by increased net sales. The increased SG&A was primarily due to (1) $1 million of increased employment costs primarily driven by increased incentive compensation and (2) $1 million of increased variable and distribution costs primarily driven by increased net sales.

Johnny Was:

	Third Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$42,232	$46,124	$(3,892)	(8.4)%
Gross profit	$26,073	$30,131	$(4,058)	(13.5)%
Gross margin	61.7%	65.3%
Operating loss	$(61,702)	$(4,079)	$(57,623)	(1412.7)%
Operating loss as % of net sales	(146.1%)	(8.8%)
Notable items included in amounts above:
Johnny Was intangible asset impairment charge	$57,000	$—
Johnny Was organizational realignment initiatives	$1,955	$—
Amortization of Johnny Was intangible assets	$1,933	$2,718
Johnny Was Distribution Center relocation costs	$—	$698
The lower operating results for Johnny Was were primarily due to (1) the $57 million impairment charge for intangible assets in the Third Quarter of Fiscal 2025, (2) decreased net sales and (3) lower gross margin. These decreases were partially offset by decreased SG&A. The decreased SG&A was primarily due to (1) $3 million of decreased advertising costs, (2) $1 million of decreased amortization of intangible assets, (3) the absence of $1 million in Johnny Was Distribution Center costs incurred in the Third Quarter of Fiscal 2024 and (4) $1 million of decreased occupancy costs associated with the closure of retail store locations. These decreases were partially offset by $2 million of costs associated with Third Quarter of Fiscal 2025 organizational realignment initiatives.
Emerging Brands:

	Third Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$36,090	$30,855	$5,235	17.0%
Gross profit	$18,152	$17,614	$538	3.1%
Gross margin	50.3%	57.1%
Operating income (loss)	$(4,878)	$1,186	$(6,064)	(511.3)%
Operating income (loss) as % of net sales	(13.5%)	3.8%
Notable items included in amounts above:
Jack Rogers intangible asset and goodwill impairment charge	$3,980	$—
The lower operating results for Emerging Brands were primarily due to (1) the $4 million impairment charge for goodwill and intangible assets associated with Jack Rogers in the Third Quarter of Fiscal 2025, (2) increased SG&A and (3) lower gross margin. These decreases were partially offset by increased net sales. The increased SG&A was primarily due to new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense.

Corporate and Other:

	Third Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$(77)	$(72)	$(5)	NM%
Gross profit	$(2,124)	$262	$(2,386)	NM%
Operating loss	$(12,355)	$(7,793)	$(4,562)	NM%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$2,283	$(422)
The lower operating results in Corporate and Other were primarily due to (1) increased SG&A and (2) a higher LIFO accounting charge. The increased SG&A was primarily due to (1) $1 million of increased professional and consulting costs and (2) $1 million of increased costs associated with the project to build a new distribution center in Lyons, Georgia.
Interest expense, net

	Third Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Interest expense, net	1,640	610	$1,030	168.9%
The increased interest expense in the Third Quarter of Fiscal 2025 was primarily due to a higher average outstanding debt balance during the Third Quarter of Fiscal 2025 than the Third Quarter of Fiscal 2024.
Income tax

	Third Quarter
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Income tax benefit	(23,055)	(2,913)	$(20,142)	691.5%
Effective tax rate	26.6%	42.5%
Our effective tax rate will vary from period to period from a typical annual effective tax rate of approximately 25% based on various factors including, but not limited to, the geographic mix of earnings, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies. Due to lower earnings during the third quarter as compared to our other fiscal quarters, certain discrete or other items recognized in the third quarter typically have a more pronounced impact and result in the effective tax rate of the third quarter not being indicative of the effective tax rate for the full fiscal year. Non-cash impairment charges further reduced earnings in the Third Quarter of Fiscal 2025.
For both the Third Quarter of Fiscal 2025 and Third Quarter of Fiscal 2024, our effective tax rate of 26.6% and 42.5%, respectively, included the impact of discrete, favorable U.S. federal return-to-provision adjustments primarily related to an increase in the research and development tax credit partially offset by an increase to the uncertain tax position related to the research and development tax credit.

Net earnings

	Third Quarter
	Fiscal 2025	Fiscal 2024
Net sales	$307,344	$308,025
Operating loss	$(85,098)	$(6,240)
Net loss	$(63,683)	$(3,937)
Net loss per diluted share	$(4.28)	$(0.25)
Weighted average shares outstanding - diluted	14,871	15,697
Net loss per diluted share was $4.28 in the Third Quarter of Fiscal 2025 compared to $0.25 in the Third Quarter of Fiscal 2024 reflecting (1) noncash impairment charges of $61 million primarily related to Johnny Was recognized in the Third Quarter of Fiscal 2025, (2) lower gross margin, (3) increased SG&A, (4) increased interest expense, (5) decreased net sales and (6) decreased royalties and other operating income. Net earnings and gross margin in the Third Quarter of Fiscal 2025 were impacted by approximately $8 million of increased cost of goods sold from additional tariffs enacted in Fiscal 2025, net of mitigation efforts.
RESULTS OF OPERATIONS
FIRST NINE MONTHS OF FISCAL 2025 COMPARED TO FIRST NINE MONTHS OF FISCAL 2024
The discussion and tables below compare our statements of operations for the First Nine Months of Fiscal 2025 to the First Nine Months of Fiscal 2024. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.
The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales as well as the dollar change and the percentage change as compared to the same period of the prior year. The table also includes net earnings (loss) per diluted share and diluted weighted average shares outstanding (in thousands), as well as the change and the percentage change for each of these items as compared to the same period of the prior year.

	First Nine Months
	Fiscal 2025		Fiscal 2024		$ Change	% Change
Net sales	$1,103,348	100.0%	$1,126,095	100.0%	$(22,747)	(2.0)%
Cost of goods sold	418,166	37.9%	408,209	36.2%	9,957	2.4%
Gross profit	$685,182	62.1%	$717,886	63.8%	$(32,704)	(4.6)%
SG&A	660,843	59.9%	634,675	56.4%	26,168	4.1%
Impairment of goodwill and intangible assets	60,980	5.5%	—	—%	60,980	NM
Royalties and other operating income	13,160	1.2%	15,510	1.4%	(2,350)	(15.2)%
Operating income (loss)	$(23,481)	(2.1%)	$98,721	8.8%	$(122,202)	(123.8)%
Interest expense, net	4,914	0.4%	1,573	0.1%	3,341	212.4%
Earnings (loss) before income taxes	$(28,395)	(2.6%)	$97,148	8.6%	$(125,543)	(129.2)%
Income tax expense (benefit)	(7,585)	(0.7%)	22,070	2.0%	(29,655)	(134.4)%
Net earnings (loss)	$(20,810)	(1.9%)	$75,078	6.7%	$(95,888)	(127.7)%
Net earnings (loss) per diluted share	$(1.39)		$4.74		$(6.13)	(129.3)%
Weighted average shares outstanding - diluted	14,990		15,825		(835)	(5.3)%

Net Sales

	First Nine Months
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$599,334	$631,985	$(32,651)	(5.2)%
Lilly Pulitzer	264,253	249,939	14,314	5.7%
Johnny Was	131,120	147,616	(16,496)	(11.2)%
Emerging Brands	108,868	96,786	12,082	12.5%
Corporate and Other	(227)	(231)	4	NM %
Consolidated net sales	$1,103,348	$1,126,095	$(22,747)	(2.0)%
Consolidated net sales were $1,103 million in the First Nine Months of Fiscal 2025 compared to net sales of $1,126 million in the First Nine Months of Fiscal 2024. The decrease in net sales included decreased sales in Tommy Bahama and Johnny Was. These decreases were partially offset by increased sales in Lilly Pulitzer and Emerging Brands.
The changes in net sales by distribution channel consisted of the following:
•a decrease in full-price retail sales of $10 million, or 2%, including (1) a $12 million decrease in Tommy Bahama and (2) a $7 million decrease in Johnny Was. These decreases were partially offset by (1) a $5 million increase in Emerging Brands and (2) a $4 million increase in Lilly Pulitzer;
•a decrease in wholesale sales of $7 million, or 3%, including (1) a $9 million decrease in Tommy Bahama and (2) a $2 million decrease in Johnny Was. These decreases were partially offset by (1) a $2 million increase in Lilly Pulitzer and (2) a $1 million increase in Emerging Brands;
•a decrease in e-commerce sales of $5 million, or 1%, including (1) a $12 million decrease in Tommy Bahama and (2) a $7 million decrease in Johnny Was. These decreases were partially offset by (1) an $8 million increase in Lilly Pulitzer and (2) a $6 million increase in Emerging Brands;
•a decrease in outlet sales of $1 million, or 1%, reflecting a $1 million decrease in Johnny Was; and
•food & beverage sales in the First Nine Months of Fiscal 2025 were comparable to the First Nine Months of Fiscal 2024.
The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Nine Months
	Fiscal 2025	Fiscal 2024
Retail	40%	40%
E-commerce	33%	33%
Food & beverage	8%	8%
Wholesale	19%	19%
Total	100%	100%

Tommy Bahama:
Tommy Bahama net sales decreased $33 million, or 5%, in the First Nine Months of Fiscal 2025, with a decrease in (1) e-commerce sales of $12 million, or 8%, (2) full-price retail sales of $12 million, or 5%, and (3) wholesale sales of $9 million, or 8%. Food & beverage sales and outlet sales in the First Nine Months of Fiscal 2025 were comparable to the First Nine Months of Fiscal 2024. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Nine Months
	Fiscal 2025	Fiscal 2024
Retail	45%	45%
E-commerce	23%	24%
Food & beverage	15%	14%
Wholesale	17%	17%
Total	100%	100%
Lilly Pulitzer:
Lilly Pulitzer net sales increased $14 million, or 6%, in the First Nine Months of Fiscal 2025, with an increase in each channel of distribution. The increase in net sales in Lilly Pulitzer included increases in (1) e-commerce sales of $8 million, or 7%, (2) retail sales of $4 million, or 5%, and (3) wholesale sales of $2 million, or 6%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Nine Months
	Fiscal 2025	Fiscal 2024
Retail	35%	35%
E-commerce	48%	48%
Wholesale	17%	17%
Total	100%	100%

Johnny Was:
Johnny Was net sales decreased $16 million, or 11%, in the First Nine Months of Fiscal 2025, with a decrease in each channel of distribution. The decrease in net sales in Johnny Was included decreases in (1) full-price retail sales of $7 million, or 13%, (2) e-commerce sales of $7 million, or 11%, (3) wholesale sales of $2 million, or 8%, and (4) outlet sales of $1 million, or 23%. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	First Nine Months
	Fiscal 2025	Fiscal 2024
Retail	38%	38%
E-commerce	42%	42%
Wholesale	20%	20%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales increased $12 million, or 12% in the First Nine Months of Fiscal 2025. Increases included increased sales in TBBC, Southern Tide and Duck Head partially offset by decreased sales in Jack Rogers. The increase in net sales in Emerging Brands by distribution channel included increases in all channels of distribution including in (1) e-commerce sales of $6 million, or 15%, (2) retail sales of $5 million, or 31%, and (3) wholesale sales of $1 million, or 3%. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Nine Months
	Fiscal 2025	Fiscal 2024
Retail	20%	17%
E-commerce	43%	42%
Wholesale	37%	41%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating segments.

Gross Profit
The tables below present gross profit by reportable segment and Corporate and Other and in total for the First Nine Months of Fiscal 2025 and the First Nine Months of Fiscal 2024, as well as the dollar change and percentage change between those two periods, and gross margin by reportable segment and Corporate and Other and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Nine Months
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$376,035	$401,827	$(25,792)	(6.4)%
Lilly Pulitzer	169,733	165,102	4,631	2.8%
Johnny Was	82,331	96,808	(14,477)	(15.0)%
Emerging Brands	61,252	56,872	4,380	7.7%
Corporate and Other	(4,169)	(2,723)	(1,446)	NM %
Consolidated gross profit	$685,182	$717,886	$(32,704)	(4.6)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,689	$2,444

	First Nine Months
	Fiscal 2025	Fiscal 2024
Tommy Bahama	62.7%	63.6%
Lilly Pulitzer	64.2%	66.1%
Johnny Was	62.8%	65.6%
Emerging Brands	56.3%	58.8%
Corporate and Other	NM%	NM%
Consolidated gross margin	62.1%	63.8%
The decreased gross profit of 5% was primarily due to (1) the 2% decrease in net sales and (2) lower consolidated gross margin. The decreased gross margin was primarily due to (1) approximately $18 million of increased cost of goods sold from additional tariffs enacted in Fiscal 2025, net of mitigation efforts, (2) a change in sales mix with a higher proportion of net sales occurring during promotional and clearance events at Tommy Bahama and Lilly Pulitzer and (3) a $1 million higher LIFO accounting charge in the First Nine Months of Fiscal 2025 compared to the First Nine Months of Fiscal 2024. These decreases were partially offset by (1) decreased freight rates associated with shipping our products from our vendors and (2) lower markdowns on net sales to off-price wholesale customers.
Tommy Bahama:
The lower gross margin for Tommy Bahama was primarily due to (1) increased cost of goods sold from additional tariffs implemented in Fiscal 2025 and (2) a change in sales mix with a higher proportion of net sales occurring during promotional events, including loyalty award cards, Flip Side, end of season clearance events and semi-annual Friends & Family events. These decreases were partially offset by decreased freight rates associated with shipping our products from our vendors.
Lilly Pulitzer:
The lower gross margin for Lilly Pulitzer was primarily due to (1) increased cost of goods sold from additional tariffs implemented in Fiscal 2025 and (2) a change in sales mix with a higher proportion of net sales occurring during promotional events. These decreases were partially offset by (1) decreased freight rates associated with shipping our products from our vendors and (2) lower markdowns on net sales to off-price wholesale customers.

Johnny Was:
The lower gross margin for Johnny Was was primarily due to increased cost of goods sold from additional tariffs implemented in Fiscal 2025. This decrease was partially offset by (1) a change in sales mix with full-price retail and e-commerce sales representing a higher proportion of net sales resulting from fewer sales occurring during promotional and clearance events and (2) lower markdowns on net sales to off-price wholesale customers.
Emerging Brands:
The lower gross margin for Emerging Brands was primarily due to (1) increased cost of goods sold from additional tariffs implemented in Fiscal 2025 and (2) higher markdowns during promotional and clearance events. These decreases were partially offset by lower markdowns on net sales to off-price wholesale customers.
Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments that resulted in a $1 million higher LIFO accounting charge in the First Nine Months of Fiscal 2025 compared to the First Nine Months of Fiscal 2024. The LIFO accounting impact in Corporate and Other in each period includes the net impact of (1) a charge in Corporate and Other when inventory that had been marked down in an operating segment in a prior period was ultimately sold, (2) a credit in Corporate and Other when inventory had been marked down in an operating segment in the current period, but had not been sold as of period end and (3) the change in the LIFO reserve, if any.
SG&A

	First Nine Months
	Fiscal 2025	Fiscal 2024	$ Change	% Change
SG&A	660,843	634,675	$26,168	4.1%
SG&A (as a % of net sales)	59.9%	56.4%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$5,800	$8,154
Johnny Was organizational realignment initiatives	$1,955	$—
Johnny Was Distribution Center relocation costs	$—	$1,610
SG&A was $661 million in the First Nine Months of Fiscal 2025 compared to $635 million in the First Nine Months of Fiscal 2024, with approximately $15 million, or 54%, of the expenses that increased during the First Nine Months of Fiscal 2025 due to increases in employment costs, occupancy costs and depreciation expense attributable to the increase in brick and mortar retail locations. The 4% increase in total SG&A in the First Nine Months of Fiscal 2025 included the following, which, where applicable, includes the SG&A of the new brick and mortar locations:
•$13 million increase in employment costs driven primarily by increased incentive compensation and new brick and mortar retail locations;
•$7 million increase in software subscription and consulting related costs;
•$6 million increase in occupancy costs driven primarily by new brick and mortar retail locations;
•$5 million increase in consulting and professional services related costs;
•$2 million of costs associated with organizational realignment initiatives at Johnny Was including severance costs, consulting fees and store closure related costs;
•$2 million of increased costs associated with the project to build a new distribution center in Lyons, Georgia; and
•$1 million increase in depreciation expense.
These increases were partially offset by:

•$6 million decrease in advertising costs;
•$2 million decrease in amortization of intangible assets; and
•$2 million decrease from the absence of Johnny Was Distribution Center relocation expenses incurred in the First Nine Months of Fiscal 2024.

Impairment of goodwill and intangible assets
As a result of triggering events in the Third Quarter of Fiscal 2025, in connection with the preparation of our unaudited condensed consolidated financial statements, we performed interim impairment assessments resulting in noncash impairment charges of $61 million, including $57 million related to Johnny Was intangible assets, which is included in our Johnny Was reportable segment, and $4 million related to Jack Rogers intangible assets and goodwill, which is included in our Emerging Brands reportable segment. Refer to “Basis of Presentation” in Note 1 in the unaudited condensed consolidated financial statements included in this report for additional disclosure regarding the triggering events that led to the interim impairment assessments.
For both Johnny Was and Jack Rogers, the impairment charges reflect the recent declines in net sales and operating results, partially due to U.S. import tariffs implemented in Fiscal 2025, performance below forecasted expectations and negative revisions to projected results. Refer to "Interim Impairment Testing" in Note 7 in the unaudited condensed consolidated financial statements included in this report for additional disclosure regarding the impairment charges recognized in Third Quarter of Fiscal 2025.

Royalties and other operating income

	First Nine Months
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Royalties and other operating income	13,160	15,510	$(2,350)	(15.2)%
Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The decreased royalties and other operating income in the First Nine Months of Fiscal 2025 was primarily due to decreased royalty income in Tommy Bahama reflecting the lower sales of our licensing partners.
Operating income (loss)

	First Nine Months
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$47,967	$84,019	$(36,052)	(42.9)%
Lilly Pulitzer	34,638	36,472	(1,834)	(5.0)%
Johnny Was	(69,580)	(5,402)	(64,178)	(1188.0)%
Emerging Brands	2	7,798	(7,796)	(100.0)%
Corporate and Other	(36,508)	(24,166)	(12,342)	NM%
Consolidated operating income (loss)	$(23,481)	$98,721	$(122,202)	(123.8)%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,689	$2,444
Amortization of Johnny Was intangible assets	$5,800	$8,154
Johnny Was organizational realignment initiatives	$1,955	$—
Johnny Was Distribution Center relocation costs	$—	$1,610
Johnny Was intangible asset impairment charge	$57,000	$—
Jack Rogers intangible asset and goodwill impairment charge	$3,980	$—

Operating loss was $23 million in the First Nine Months of Fiscal 2025 compared to operating income of $99 million in the First Nine Months of Fiscal 2024. The decreased operating results included lower operating results in all reportable segments and Corporate and Other. Changes in operating income (loss) by reportable segment and Corporate and Other are discussed below.
Tommy Bahama:

	First Nine Months
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$599,334	$631,985	$(32,651)	(5.2)%
Gross profit	$376,035	$401,827	$(25,792)	(6.4)%
Gross margin	62.7%	63.6%
Operating income	$47,967	$84,019	$(36,052)	(42.9)%
Operating income as % of net sales	8.0%	13.3%
The decreased operating income for Tommy Bahama was due to (1) decreased net sales, (2) increased SG&A and (3) lower gross margin. The increased SG&A was primarily due to (1) $8 million of higher SG&A associated with new retail store and Marlin Bar locations with retail and food & beverage operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense and (2) a $2 million increase in software subscription and consulting costs. These increases were partially offset by (1) $1 million of decreased variable and distribution costs primarily driven by lower sales and (2) $1 million of decreased advertising costs.
Lilly Pulitzer:

	First Nine Months
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$264,253	$249,939	$14,314	5.7%
Gross profit	$169,733	$165,102	$4,631	2.8%
Gross margin	64.2%	66.1%
Operating income	$34,638	$36,472	$(1,834)	(5.0)%
Operating income as % of net sales	13.1%	14.6%
The decreased operating income for Lilly Pulitzer was primarily due to (1) increased SG&A and (2) lower gross margin. These decreases were partially offset by increased net sales. The increased SG&A was primarily due to (1) $4 million of increased software subscription and consulting expenses, (2) $2 million of increased variable and distribution costs primarily driven by higher sales and (3) $1 million of higher SG&A associated with new retail store locations, including related employment costs, occupancy costs, administrative expenses and depreciation expense. These increases were partially offset by $2 million of decreased advertising costs.

Johnny Was:

	First Nine Months
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$131,120	$147,616	$(16,496)	(11.2)%
Gross profit	$82,331	$96,808	$(14,477)	(15.0)%
Gross margin	62.8%	65.6%
Operating loss	$(69,580)	$(5,402)	$(64,178)	(1188.0)%
Operating loss as % of net sales	(53.1%)	(3.7%)
Notable items included in amounts above:
Johnny Was intangible asset impairment charge	$57,000	$—
Amortization of Johnny Was intangible assets	$5,800	$8,154
Johnny Was organizational realignment initiatives	$1,955	$—
Johnny Was Distribution Center relocation costs	$—	$1,610
The decreased operating results for Johnny Was was primarily due to (1) the $57 million impairment charge for intangible assets in the Third Quarter of Fiscal 2025, (2) decreased net sales and (3) lower gross margin. These decreases were partially offset by decreased SG&A. The decreased SG&A was primarily due to (1) $4 million of decreased advertising costs, (2) $2 million of decreased amortization of intangible assets and (3) the absence of $2 million in Johnny Was Distribution Center costs incurred in the First Nine Months of Fiscal 2024. These decreases were partially offset by $2 million of costs associated with organizational realignment initiatives.
Emerging Brands:

	First Nine Months
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$108,868	$96,786	$12,082	12.5%
Gross profit	$61,252	$56,872	$4,380	7.7%
Gross margin	56.3%	58.8%
Operating income	$2	$7,798	$(7,796)	(100.0)%
Operating income as % of net sales	$—	8.1%
Notable items included in amounts above:
Jack Rogers intangible asset and goodwill impairment charge	$3,980	$—
The decreased operating income for Emerging Brands was primarily due to (1) the $4 million impairment charge for goodwill and intangible assets associated with Jack Rogers in the Third Quarter of Fiscal 2025, (2) increased SG&A and (3) lower gross margin. These decreases were partially offset by increased net sales. The increased SG&A was primarily due to new retail store operations, including related employment costs, occupancy costs, administrative expenses and depreciation expense.
Corporate and Other:

	First Nine Months
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$(227)	$(231)	$4	NM
Gross profit	$(4,169)	$(2,723)	$(1,446)	NM
Operating loss	$(36,508)	$(24,166)	$(12,342)	NM
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$3,689	$2,444

The lower operating results in Corporate and Other were primarily a result of (1) increased SG&A and (2) a higher LIFO accounting charge. The increased SG&A was primarily due to (1) $5 million of increased employment costs primarily driven by increased incentive compensation, (2) $3 million of increased professional and consulting costs and (3) $2 million of increased costs associated with the project to build a new distribution center in Lyons, Georgia.
Interest expense, net

	First Nine Months
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Interest expense, net	4,914	1,573	$3,341	212.4%
The increased interest expense in the First Nine Months of Fiscal 2025 was primarily due to a higher average outstanding debt balance during the First Nine Months of Fiscal 2025 than the First Nine Months of Fiscal 2024.
Income tax

	First Nine Months
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Income tax expense (benefit)	(7,585)	22,070	$(29,655)	(134.4)%
Effective tax rate	26.7%	22.7%
Our effective tax rate will vary from period to period from a typical annual effective tax rate of approximately 25% based on various factors including, but not limited to, the geographic mix of earnings, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
For the First Nine Months of Fiscal 2025, our effective tax rate was 26.7%, which primarily reflects (1) the unfavorable net discrete tax expense for shortfalls in stock-based compensation vesting during the First Nine Months of Fiscal 2025 and (2) a net increase in uncertain tax positions. These unfavorable factors were partially offset by (1) favorable U.S. federal return-to-provision adjustments primarily related to an increase in the research and development tax credit, (2) the benefit derived from a reduction in income tax expense as a result of the receipt of interest from a U.S. federal income tax receivable and (3) the remeasurement of deferred tax balances due to changes in state tax rates.
For the First Nine Months of Fiscal 2024, our effective income tax rate was 22.7%, which primarily reflects (1) the favorable net discrete tax benefits for stock-based compensation vesting during the First Nine Months of Fiscal 2024, (2) increases in the research and development tax credit and (3) adjustments to the U.S. taxation on foreign earnings resulting in a reduction in the effective tax rate.
Net earnings

	First Nine Months
	Fiscal 2025	Fiscal 2024
Net sales	$1,103,348	$1,126,095
Operating income (loss)	$(23,481)	$98,721
Net earnings (loss)	$(20,810)	$75,078
Net earnings (loss) per diluted share	$(1.39)	$4.74
Weighted average shares outstanding - diluted	14,990	15,825
Net loss per diluted share was $1.39 in the First Nine Months of Fiscal 2025 compared to net earnings per diluted share of $4.74 in the First Nine Months of Fiscal 2024 reflecting (1) noncash impairment charges of $61 million primarily related to Johnny Was recognized in the Third Quarter of Fiscal 2025, (2) increased SG&A, (3) decreased net sales, (4) lower gross margin, (5) increased interest expense and (6) decreased royalties and other operating income. Net earnings and gross margin in the First Nine Months of Fiscal 2025 were impacted by approximately $18 million of increased cost of goods sold from additional tariffs enacted in Fiscal 2025, net of mitigation efforts.

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
Working Capital

($ in thousands)	November 1, 2025	February 1, 2025	November 2, 2024	February 3, 2024
Total current assets	$289,265	$292,782	$307,103	$293,115
Total current liabilities	$217,461	$248,275	$216,587	$240,644
Working capital	$71,804	$44,507	$90,516	$52,471
Working capital ratio	1.33	1.18	1.42	1.22
Our working capital ratio is calculated by dividing total current assets by total current liabilities.
Balance Sheet
The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of November 1, 2025 as compared to November 2, 2024.
Current Assets:

	November 1, 2025	February 1, 2025	November 2, 2024	February 3, 2024
Cash and cash equivalents	$7,981	$9,470	$7,027	$7,604
Receivables, net	69,004	72,433	75,991	63,362
Inventories, net	155,400	167,287	154,263	159,565
Income tax receivable	7,295	5,323	19,377	19,549
Prepaid expenses and other current assets	49,585	38,269	50,445	43,035
Total current assets	$289,265	$292,782	$307,103	$293,115
Cash and cash equivalents were $8 million as of November 1, 2025, compared to $7 million as of November 2, 2024. We aim to maintain a cash balance in our operations on an ongoing basis that ranges from $5 million to $10 million with any excess cash generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement.
The decreased receivables, net as of November 1, 2025, was primarily due to decreased trade receivables resulting from lower wholesale sales.

Inventories, net, included an $88 million and $84 million LIFO reserve as of November 1, 2025, and November 2, 2024, respectively. Inventories increased slightly primarily as a result of $4 million of additional costs capitalized into inventory related to the U.S. tariffs implemented in Fiscal 2025.
The decreased income tax receivable as of November 1, 2025 was primarily due to the receipt of $19 million in income tax receivables in the Fourth Quarter of Fiscal 2024 partially offset by an increase in income tax receivables recognized in the First Nine Months of Fiscal 2025.
The increased prepaid expenses and other current assets as of November 1, 2025, was primarily due to increases in prepaid software costs, partially offset by a decrease in prepaid taxes.
Non-current Assets:

	November 1, 2025	February 1, 2025	November 2, 2024	February 3, 2024
Property and equipment, net	$323,713	$272,690	$244,987	$195,137
Intangible assets, net	191,796	257,915	253,237	262,101
Goodwill	25,562	27,383	27,416	27,190
Operating lease assets	365,592	364,436	327,896	263,934
Other assets, net	60,555	54,279	46,725	32,188
Deferred income taxes	27,612	20,320	15,769	24,179
Total non-current assets	$994,830	$997,023	$916,030	$804,729
Property and equipment, net as of November 1, 2025, increased as capital expenditures primarily relating to the project to build a new distribution center in Lyons, Georgia and the opening of new Tommy Bahama Marlin Bars and retail stores across our portfolio exceeded depreciation during the 12 months ended November 1, 2025.
The decrease in intangible assets, net as of November 1, 2025, was primarily due to the $59 million of intangible asset impairment charges during the Third Quarter of Fiscal 2025, as discussed in Note 7 of our unaudited condensed consolidated financial statements included in this report. Intangible assets, net as of November 1, 2025, further decreased due to the amortization of intangible assets acquired in the acquisition of Johnny Was partially offset by the purchase of intellectual property rights by Lilly Pulitzer during the Fourth Quarter of Fiscal 2024.
The decrease in goodwill as of November 1, 2025, was primarily due to the $2 million goodwill impairment charge during the Third Quarter of Fiscal 2025, as discussed in Note 7 of our unaudited condensed consolidated financial statements included in this report.
Operating lease assets as of November 1, 2025, increased primarily due to the addition of new leased locations, and the extension of existing leased locations, exceeding the recognition of amortization related to existing operating leases and the termination or reduced term of certain operating leases.
The increase in other assets, net as of November 1, 2025, was primarily due to an increase in capitalizable implementation costs associated with cloud computing arrangements.
Deferred income taxes increased as of November 1, 2025, due primarily to the recognition of deferred tax benefits associated with the impairment charges in Johnny Was and Jack Rogers.

Liabilities:

	November 1, 2025	February 1, 2025	November 2, 2024	February 3, 2024
Total current liabilities	$217,461	$248,275	$216,587	$240,644
Long-term debt	140,436	31,105	57,816	29,304
Non-current portion of operating lease liabilities	368,689	359,366	310,391	243,703
Other non-current liabilities	29,494	28,499	26,171	23,279
Total liabilities	$756,080	$667,245	$610,965	$536,930
Current liabilities increased as of November 1, 2025, due to (1) increased accrued compensation driven primarily by increased accrued incentive compensation and (2) increased accounts payable driven by the timing of payments. These increases were partially offset by decreased current lease liabilities due to timing associated with our fiscal calendar.
The increase in long-term debt as of November 1, 2025 was the result of (1) lower net earnings, (2) capital expenditures primarily associated with the project to build a new distribution center in Lyons, Georgia, (3) share repurchases, (4) payments of dividends and (5) working capital requirements exceeding cash flow from operations.
The non-current portion of operating lease liabilities increased as of November 1, 2025, due to the addition of new leased locations and extension of existing leased locations exceeding the payments related to existing operating leases and the termination or reduced term of certain operating leases.
Other non-current liabilities increased as of November 1, 2025 as a result of increases in liabilities associated with our deferred compensation plans.
Statement of Cash Flows
The following table sets forth the net cash flows for the First Nine Months of Fiscal 2025 and the First Nine Months of Fiscal 2024 (in thousands):

	First Nine Months
	Fiscal 2025	Fiscal 2024
Cash provided by operating activities	$70,459	$103,525
Cash used in investing activities	(93,497)	(93,868)
Cash provided by (used in) financing activities	21,320	(10,287)
Net change in cash and cash equivalents	$(1,718)	$(630)
Changes in cash flows in the First Nine Months of Fiscal 2025 and the First Nine Months of Fiscal 2024 related to operating activities, investing activities and financing activities are discussed below.
Operating Activities:
In the First Nine Months of Fiscal 2025 and the First Nine Months of Fiscal 2024, operating activities provided $70 million and $104 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including impairment charges, depreciation, amortization of intangible assets, equity-based compensation and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities.
In the First Nine Months of Fiscal 2025, the net change in operating assets and liabilities was primarily due to decreases in current liabilities and increases in prepaid expenses, income tax receivables and other current assets that decreased cash flow from operations, partially offset by a decrease in inventories and receivables that increased cash flow from operations. In the First Nine Months of Fiscal 2024, the net change in operating assets and liabilities was primarily due to decreases in current liabilities and increases in receivables, and prepaid expenses and other current assets that decreased cash flow from operations, partially offset by a decrease in inventories that increased cash flow from operations.

Investing Activities:
In the First Nine Months of Fiscal 2025 and the First Nine Months of Fiscal 2024, investing activities used $93 million and $94 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $93 million and $92 million in the First Nine Months of Fiscal 2025 and the First Nine Months of Fiscal 2024, respectively.
Financing Activities:
In the First Nine Months of Fiscal 2025 and the First Nine Months of Fiscal 2024, financing activities provided $21 million and used $10 million of cash, respectively. In the First Nine Months of Fiscal 2025, we repurchased $57 million of shares of our stock, including $2 million of shares to cover employee tax liabilities related to the vesting of shares, and paid $32 million in dividends. In the First Nine Months of Fiscal 2024, we paid $33 million in dividends and repurchased $6 million of shares to cover employee tax liabilities related to the vesting of shares of our common stock.
If net cash requirements exceed our net cash flows, we may borrow amounts from our U.S. Revolving Credit Agreement consistent with our use of long-term debt to satisfy cash flow needs during the First Nine Months of Fiscal 2025. Alternatively, to the extent we are in a net debt position, if net cash requirements are less than our net cash flows, we may repay amounts outstanding on our U.S. Revolving Credit Agreement, if any.
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
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of November 1, 2025, February 1, 2025, and November 2, 2024, totaled $5 million, $5 million and $5 million, respectively.
As of November 1, 2025, February 1, 2025 and November 2, 2024 we had $140 million, $31 million and $58 million, respectively, of borrowings outstanding and $179 million, $289 million and $262 million, respectively, in unused availability under the U.S. Revolving Credit Agreement.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the First Nine Months of Fiscal 2025 and as of November 1, 2025, no financial covenant testing was required pursuant to the U.S. Revolving Credit Agreement, as the minimum availability threshold was met at all times. As of November 1, 2025, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.
Operating Lease Commitments:
Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of November 1, 2025.
Dividends:
On December 9, 2025, our Board of Directors approved a cash dividend of $0.69 per share payable on January 30, 2026 to shareholders of record as of the close of business on January 16, 2026. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends.
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
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the Second Quarter of Fiscal 2025, we repurchased 114,477 shares of our common stock at an average price of $40.46 for $5 million in open market repurchases under the March 24, 2025 authorization.
During the Third Quarter of Fiscal 2025, we repurchased no shares of our common stock. During the First Nine Months of Fiscal 2025, we repurchased a total of 956,484 shares in open market repurchases at an average price of $57.12 for $55 million. During the Third Quarter of Fiscal 2024 and First Nine Months of Fiscal 2024, there were no open market repurchases.
As of November 1, 2025, $95 million remained under the Board of Director's authorization.
Capital Expenditures:
Capital expenditures of $93 million for the First Nine Months of Fiscal 2025 increased compared to the $92 million in the First Nine Months of Fiscal 2024. Our capital expenditures in the First Nine Months of Fiscal 2025 related primarily to

(1) the multi-year project to build a new distribution center in Lyons, Georgia to create a modern and more efficient distribution center for our brands and (2) Tommy Bahama Marlin Bar locations and retail store openings across our portfolio.
Other Liquidity Items:
Our contractual obligations as of November 1, 2025 except for the increased debt outstanding, as discussed above, have not changed materially from the contractual obligations outstanding at February 1, 2025, as disclosed in our Fiscal 2024 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K. During the Third Quarter of Fiscal 2025, there have not been any significant changes to our critical accounting policies and estimates, other than the estimates used in our interim impairment testing described in Note 1 and Note 7 in our unaudited condensed consolidated financial statements included in this report. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2024 Form 10-K.
SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating segments is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income in the Third Quarter of Fiscal 2025 is indicative of the expected proportion of amounts by quarter for future periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2024 Form 10-K. There have not been any material changes in our exposure to these risks during the Third Quarter of Fiscal 2025 other than our increased exposure to interest rates resulting from our increased borrowings relative to February 1, 2025.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act during the Third Quarter of Fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the Third Quarter of Fiscal 2025, we did not make any unregistered sales of equity securities.
(c)We have certain stock incentive plans as described in Note 9 of our Fiscal 2024 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Third Quarter of Fiscal 2025, no shares were repurchased from employees.
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the Third Quarter of Fiscal 2025, we repurchased no shares of our common stock pursuant to the March 24, 2025 authorization or any previous authorization and have $95 million remaining under the authorization as of November 1, 2025.
ITEM 5. OTHER INFORMATION
(c)During the Third Quarter of Fiscal 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

December 11, 2025	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)