Form 10-K
period 2026-01-31
OXFORD INDUSTRIES INC
filed 2026-03-27
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to
Commission File Number: 1-4365
OXFORD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-0831862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
999 Peachtree Street, N.E., Suite 1225, Atlanta, Georgia 30309
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of August 1, 2025, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $372,597,597. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant’s voting stock (based on Schedule 13G filings made as of or prior to August 1, 2025) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 23, 2026
Common Stock, $1 par value	14,887,454
Documents Incorporated by Reference
Portions of our proxy statement for our Annual Meeting of Shareholders to be held on June 23, 2026 are incorporated by reference into Part III of this Form 10-K.

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
•the roll-back of incremental tariffs imposed under the International Emergency Economic Powers Act and any additional actions taken in response to their roll-back, including tariffs imposed pursuant to Section 122 of the Trade Act of 1974 or our ability to recover refunds of incremental tariff amounts or other tariffs paid;
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
•global supply chain constraints that have affected, and could continue to affect, transit, and other costs, including those related to disruptions of land or sea transportation routes or distribution or shipping channels;
•the impact of inflationary pressures on labor costs, including wages, healthcare and other benefit-related costs;
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
•inability or failure to successfully and effectively implement new information technology systems and supporting controls, including artificial intelligence-enabled tools;
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
•the timing and cost of retail store and food and beverage location openings and remodels, technology implementations and other capital expenditures, including those related to enhancing artificial intelligence capabilities;
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
•the risk of impairment to goodwill and other intangible assets such as the impairment charges incurred in our Johnny Was and Jack Rogers reporting units during the Third Quarter of Fiscal 2025; and
•geopolitical risks, including ongoing challenges between the United States and China and those related to the ongoing war in Ukraine and the U.S.-Iran conflict and potential regime change in Iran, as well as other hostilities in the Middle East.
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
•Our use of artificial intelligence technologies presents operational, reputational, data security and legal risks that could adversely affect our business and financial performance, and any failure to effectively leverage artificial technologies in our business could negatively impact our customer engagement and competitive position.
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
Risks Related to Regulatory, Tax and Financial Reporting Matters
•Changes in international trade regulation, including increases in tariff rates and the imposition of additional tariffs, could increase our costs and/or disrupt our supply chain, and there can be no assurance that any measures we take to mitigate the impact of tariffs on our business will be successful.
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
•Our business could be impacted as a result of actions by activist shareholders or others.
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

Fiscal 2027	52 weeks ending January 29, 2028
Fiscal 2026	52 weeks ending January 30, 2027
Fiscal 2025	52 weeks ended January 31, 2026
Fiscal 2024	52 weeks ended February 1, 2025
Fiscal 2023	53 weeks ended February 3, 2024
Fourth quarter Fiscal 2025	13 weeks ended January 31, 2026
Third quarter Fiscal 2025	13 weeks ended November 1, 2025
Second quarter Fiscal 2025	13 weeks ended August 2, 2025
First quarter Fiscal 2025	13 weeks ended May 3, 2025
Fourth quarter Fiscal 2024	13 weeks ended February 1, 2025
Third quarter Fiscal 2024	13 weeks ended November 2, 2024
Second quarter Fiscal 2024	13 weeks ended August 3, 2024
First quarter Fiscal 2024	13 weeks ended May 4, 2024

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
To further strengthen each lifestyle brand’s connections with consumers, we directly communicate through digital and print media on a regular basis with our loyal consumers, including the more than 2.5 million who have transacted with us in the last year. We believe our ability to effectively communicate the images, lifestyle and products of our brands and create an emotional connection with consumers is critical to the success of our brands, as evidenced by our advertising which engages our consumers by conveying the lifestyle of the brand.
We believe the attraction of each of our lifestyle brands is a direct result of years of maintaining appropriate quality and design, and managing the distribution of our products. We believe this approach to quality, design, distribution and communication has been critical in allowing us to achieve the current retail price points, high gross margins and success for our brands.
During Fiscal 2025, 82% of our consolidated net sales were through our direct to consumer channels of distribution, which consist of our brand specific full-price retail stores, e-commerce websites and outlets, as well as our Tommy Bahama food and beverage operations. During Fiscal 2025, the breakdown of our consolidated net sales by direct to consumer channel was as follows: full-price retail of $509 million, or 35%; e-commerce of $506 million, or 34%; food and beverage of $121 million, or 8%; and outlet operations of $74 million, or 5%. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a digital or physical setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands.
Our brand-specific e-commerce business remains a key profitable component of our omni-channel strategy. The gross margin profile of our e-commerce sales generally enables us to absorb incremental picking, packing and freight costs associated with direct-to-consumer fulfillment while maintaining a high profit margin on e-commerce sales.
Our 315 full-price retail stores allow us the opportunity to carry a full line of current season merchandise, including apparel, accessories and other products, all presented in an aspirational brand-specific atmosphere. We believe that our full-price retail stores provide high visibility for our brands and products and allow us to stay close to the preferences of our consumers. Further, we believe that our presentation of products and our strategy to operate the full-price retail stores with limited in-store promotional activities enhance the value and reputation of our lifestyle brands and, in turn, strengthen our business and relationships with key wholesale customers. Approximately one-half of our full-price retail stores are located in warm weather resort or travel-to destinations and states. We believe there are still opportunities for new stores in both warmer and colder climates as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.
Additionally, our Tommy Bahama brand operates 28 food and beverage locations, including 15 Marlin Bars and 13 full-service restaurants, each located adjacent to a Tommy Bahama full-price retail store. These food and beverage locations provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience as well as attract new customers to the Tommy Bahama brand. Both Tommy Bahama and Johnny Was operate brand-specific outlet stores, which are typically utilized for end of season inventory clearance.
The remaining 18% of our net sales were generated through our wholesale distribution channels, which complement our direct to consumer operations, provide access to a larger base of consumers and generate high operating margins given the lower fixed costs associated with these operations. Our wholesale operations consist of sales of products bearing the trademarks of our lifestyle brands to better department stores, various specialty stores, multi-branded e-commerce retailers and other retailers.
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
Competitive Environment
We operate in a highly competitive apparel market that continues to evolve rapidly with the expanding application of technology to fashion retail. Advances in digital commerce, mobile platforms, data analytics, and artificial intelligence (“AI”) have expanded consumer access to information, products and brands across multiple, increasingly responsive distribution channels. Consumers now benefit from unprecedented transparency around pricing, product availability, and brand positioning, as well as accelerated fulfillment options, including same-day or next-day delivery offered by certain competitors. AI-enabled tools used across the industry that include personalized marketing, demand forecasting, dynamic pricing, and supply chain optimization have further raised customer expectations for relevance, speed, and convenience, while also intensifying competitive pressures.
This competitive and evolving environment requires brands and retailers to operate very differently than in the past. Effective competition increasingly depends on the ability to invest in technology, leverage data-driven insights, and integrate digital and physical channels to enhance customer engagement and operational efficiency. These capabilities often require significant and ongoing investments in systems, talent, and infrastructure, which may increase operating costs in the near term to support growth or maintain existing sales levels. While these changes present meaningful risks to retailers that are unable to adapt, we believe they also create opportunities for differentiated brands to deepen customer relationships, improve inventory productivity, and enhance profitability through more informed decision-making and targeted consumer engagement.
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
Broader macroeconomic and geopolitical factors that are often beyond our control have added additional complexity to the competitive landscape. During Fiscal 2025, the U.S. announced significant tariff increases on imported goods, along with potential future tariffs, changes to trade policies, and revisions or terminations of existing trade agreements. Subsequent to Fiscal 2025, the U.S. Supreme Court ruled against the Administration's use of tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Following that decision, the U.S. implemented tariffs under alternative statutory authorities. These developments, including the evolving legal and regulatory framework governing tariffs, have increased uncertainty regarding global trade relationships and contributed to concerns about higher inflation, supply chain disruption, and a potential global economic slowdown. In addition, U.S. tax legislation enacted in July 2025, commonly referred to as the One Big Beautiful Bill Act, extended many provisions of the Tax Cuts and Jobs Act of 2017 and introduced other new provisions, adding further complexity to the operating environment.

Concerns about inflationary pressures, elevated interest rates, and broader economic uncertainty have continued to weigh on consumer sentiment and discretionary income, contributing to more cautious spending behavior. In response to softer demand and traffic volatility, many retailers have increased promotional activity in an effort to stimulate demand, improve conversion, and manage inventory levels, which has further intensified price competition. At the same time, structural changes within the wholesale channel, particularly among department stores, have included consolidations, restructurings, bankruptcies, ownership changes, and an increased number of store closures, adding further complexity to the retail landscape.
Separately, ongoing geopolitical conflicts and related disruptions, including the ongoing war in Ukraine and the U.S.-Iran conflict and potential regime change in Iran as well as other hostilities in the Middle East and around the world have contributed to considerable macroeconomic uncertainty, volatility in energy and transportation costs, and heightened risk across international supply chains. These conditions have indirectly pressured consumer confidence and spending levels while also increasing operational uncertainty for retailers and brands with global sourcing and distribution networks.
Taken together, these competitive, technological, economic, and geopolitical dynamics have amplified the inherent challenges of operating in the apparel industry and created a complex retail environment. Historically, periods of economic disruption or downturn have often had prolonged effects on consumer behavior and retail demand, extending beyond the initial period of macroeconomic stress. These conditions impacted our businesses and financial results during Fiscal 2025 and may continue to do so in the future, requiring continued focus on operational agility, disciplined investment, and the strategic use of technology, including AI, to navigate sustained uncertainty and competition.
Investments and Opportunities
The continued evolution of the fashion retail industry presents both meaningful risks and significant opportunities. Rapid technological change, heightened competition, shifting consumer behavior, and ongoing macroeconomic uncertainty have increased the importance of operational agility, disciplined investment, and the effective use of data and technology. We believe our portfolio of lifestyle brands is well positioned to compete and grow in this environment due to its strong emotional connections with consumers and ability to engage customers across multiple channels, and we continue to invest in and leverage technology to serve consumers when, where, and how they choose to shop.
These investments include enhancements to digital commerce platforms, data analytics, and artificial intelligence-enabled capabilities that support more personalized marketing, improved inventory and demand planning, and a more seamless, cross-channel shopping experience. Each of our brands seeks to further enhance a customer-focused, digitally enabled, mobile-enabled, and personalized experience that aligns with evolving brand discovery and purchasing behaviors.
Fiscal 2025 and Fiscal 2024 were particularly heavy years for investment in capital expenditures with investments primarily associated with our multi-year project to build a new distribution center in Lyons, Georgia to ensure best-in-class direct-to-consumer throughput capabilities for our brands, direct to consumer location build-outs for new, relocated or remodeled locations, technology and related enhancements to support our direct to consumer operations and administrative office expenditures. While we intend to continue with investments in technology and related enhancements in Fiscal 2026, we expect significantly reduced capital expenditures as we completed the building of the new distribution center in Lyons, Georgia in the First Quarter of Fiscal 2026 and intend to continue reducing the number of new direct to consumer locations.
In addition to capital expenditures, we intend to continue investing in our SG&A infrastructure, including talent, technology, and brand building initiatives, while also placing increased emphasis on cost discipline and operating efficiency. As we look to Fiscal 2026, we plan to closely evaluate our SG&A spending and identify opportunities to reduce costs and improve productivity.
Beyond investments in our existing lifestyle brands, we will continue to evaluate opportunities to deploy capital in a disciplined manner, including those related to the potential acquisition of additional lifestyle brands that meet our strategic and financial criteria, as well as opportunistic actions to return capital to shareholders when circumstances warrant. Our capital allocation decisions are intended to balance near-term financial discipline with long-term value creation in an industry where economic cycles and periods of disruption can have extended effects on consumer demand and competitive dynamics.
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
Tommy Bahama
Tommy Bahama, which represents 56% of our net sales, designs, sources, markets and distributes men’s and women’s sportswear and related products. Tommy Bahama’s typical consumer is older than 45 years old, has a household annual income in excess of $150,000, lives in or travels to warm weather and resort locations and embraces a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as at better department stores, independent specialty stores and multi-branded e-commerce retailers. We also operate Tommy Bahama food and beverage locations and license the Tommy Bahama name for various product categories. During Fiscal 2025, 95% of Tommy Bahama’s sales were in the United States, with the remaining sales in Australia, Canada and New Zealand.
Direct to Consumer Operations
A key component of our Tommy Bahama strategy is to operate retail stores, e-commerce websites and food and beverage concepts, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which the products are based. Our Tommy Bahama direct to consumer channels, which consist of full-price retail store, e-commerce, food and beverage and outlet store operations, in the aggregate, represented 85% of Tommy Bahama’s net sales in Fiscal 2025. Full-price retail store, e-commerce, food and beverage and outlet store net sales accounted for 37%, 25%, 15% and 8%, respectively, of Tommy Bahama’s net sales in Fiscal 2025.
Our Tommy Bahama e-commerce business generated $203 million, or 25% of Tommy Bahama's net sales, in Fiscal 2025. Our Tommy Bahama websites, including the tommybahama.com website, allow consumers to buy Tommy Bahama products directly from us via the internet. These websites also enable us to increase our database of consumer contacts, which allows us to communicate directly and frequently with consenting consumers.
Our direct to consumer strategy for the Tommy Bahama brand also includes locating and operating full-price retail stores in lifestyle shopping centers, resort destinations, brand-appropriate street locations and upscale malls. Generally, we seek to locate our full-price retail stores in shopping areas and malls that have high-profile or upscale consumer brand adjacencies. As of January 31, 2026, the majority of our Tommy Bahama full-price retail stores were in street-front locations or lifestyle centers with the remainder primarily in regional indoor malls, with a number of those regional indoor locations in resort travel destinations. We believe that we have opportunities for continued sales growth for Tommy Bahama, particularly in our women’s business, which represented 36% of sales in our direct to consumer operations in both Fiscal 2025 and Fiscal 2024 with women’s swim representing about one-third of the women’s business. For Tommy Bahama’s domestic full-price retail stores and retail-food and beverage locations operating for the full Fiscal 2025 year, sales per gross square foot, excluding food and beverage sales and food and beverage space, were approximately $715, compared to approximately $770 in Fiscal 2024.
As of January 31, 2026, we operated 28 Tommy Bahama food and beverage locations including 15 Marlin Bar locations and 13 restaurant locations, each located adjacent to a Tommy Bahama full-price retail store location. These retail-food and beverage locations, which generated over one-quarter of Tommy Bahama’s net sales in Fiscal 2025, provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience. We do not anticipate that the majority of our full-price retail locations will have an adjacent food and beverage location; however, we have determined that an adjacent food and beverage location can further enhance the image or exposure of the brand in select, high-profile, brand appropriate locations. The net sales per square foot in our domestic full-price retail stores that are adjacent to a food and beverage location have historically been approximately twice the sales per square foot of our other domestic full-price retail stores. We believe that the customers who immerse themselves into the Tommy Bahama lifestyle by having a meal or a drink at the Tommy Bahama food and beverage location and visiting the adjacent full-price retail store may be enticed to purchase additional Tommy Bahama merchandise and potentially have a memorable consumer experience that further enhances the relationship between Tommy Bahama and the consumer. The Marlin Bar concept, like our traditional restaurant locations, is adjacent to one of our full-price retail store locations and serves food and beverages, but in a smaller space and with food options more focused on fast, yet upscale, casual dining, with small plate offerings rather than entrees. We believe that the smaller footprint, reduced labor requirements and lower required capital expenditure of the Marlin Bar concept provides us with the long-term potential for opening additional retail-food and beverage locations that are more in line with evolving customer trends toward fast casual dining, particularly with younger consumers.
Typically, at the end of the summer and holiday season, Tommy Bahama will conduct sales both in-store and online to move end of season product. Utilizing Tommy Bahama’s Enterprise Order Management (EOM) system, many online orders will be fulfilled from retail stores, greatly reducing the amount of goods that ultimately get transferred from full-price retail stores to outlet stores. Tommy Bahama utilizes its outlet stores, which generated 8% of total Tommy Bahama sales in Fiscal 2025, and sales to off-price retailers to sell the remaining end of season or excess inventory. Our Tommy Bahama outlet stores are generally located in outlet shopping centers that include other upscale retailers and serve an important role in overall inventory management by often allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. We believe that this approach has helped us protect the integrity of the Tommy Bahama brand by allowing our full-price retail stores to limit promotional activity while controlling the distribution of discontinued and out-of-season product. To supplement the clearance items sold in Tommy Bahama outlets and offer a more comprehensive selection of products and sizes, we merchandise our Tommy Bahama outlets with certain made-for products.
The table below provides certain information regarding Tommy Bahama direct to consumer locations as of January 31, 2026.

	Full-Price Retail Stores	Retail‑Food and Beverage Locations (1)	Outlet Stores	Total
Florida	20	11	6	37
California	14	4	3	21
Texas	5	3	3	11
Hawaii	4	4	1	9
Other states	37	6	16	59
Total domestic	80	28	29	137
Canada	6	—	2	8
Total North America	86	28	31	145
Australia	14	—	5	19
New Zealand	2	—	1	3
Total	102	28	37	167
Average square feet per store(2)	3,300	4,300	4,000
Total square feet at year end (2)	336,000	120,000	148,000
(1)Consists of 15 Marlin Bar locations and 13 traditional format retail-restaurant locations.
(2)Square feet for retail-food and beverage locations consists of retail square footage and excludes square feet used in the associated food and beverage operations.
During Fiscal 2025, Florida, California, Hawaii and Texas represented 34%, 16%, 12% and 9%, respectively, of our Tommy Bahama direct to consumer retail and retail-food and beverage location sales. Including e-commerce sales, during Fiscal 2025, Florida, California, Hawaii and Texas represented 28%, 15%, 9% and 8%, respectively, of total Tommy Bahama direct to consumer sales.

The table below reflects the changes in store count for Tommy Bahama locations during Fiscal 2025.

	Full-Price Retail Stores	Retail‑Food and Beverage Locations	Outlet Stores	Total
Open as of beginning of fiscal year	106	24	36	166
Opened	6	4	3	13
Closed	(10)	—	(2)	(12)
Open as of end of fiscal year	102	28	37	167
During Fiscal 2025, two of the four new retail-food and beverage locations were conversions of existing full-price retail stores. In future periods, we expect additional conversions of existing full-price retail stores into retail-food and beverage locations. In Fiscal 2026, we are targeting three new full-price retail locations and one outlet store location. We believe that in Fiscal 2026, we may also close some locations that are not delivering our expectations for returns, including certain outlets and full-price retail locations.
The construction and/or relocation of retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater operating costs. In addition to new store openings, we also incur capital expenditure costs related to remodels or expansions of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. The cost of a Tommy Bahama Marlin Bar is significantly more than the cost of a full-price retail store and can vary significantly depending on a variety of factors. The cost to build out a Marlin Bar location averages more than $5 million and future locations may be more or less expensive than that amount. For most of our full-price retail stores and our Marlin Bar locations, the landlord often provides certain incentives to fund a portion of our capital expenditures.
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
With its wide distribution currently, we believe that domestic sales growth in our men’s apparel wholesale business may be somewhat limited in the long term. However, we believe that we may have opportunities for wholesale sales increases for our Tommy Bahama women’s business in the future, with its appeal evidenced by its performance in our full-price retail stores and e-commerce websites. Wholesale sales for Tommy Bahama accounted for 15% of Tommy Bahama’s net sales in Fiscal 2025. Approximately 10% of Tommy Bahama’s net sales reflects sales to major department stores with our remaining wholesale sales primarily to specialty stores and off-price retailers. During Fiscal 2025, 11% of Tommy Bahama’s net sales were to Tommy Bahama’s 10 largest wholesale customers, with its largest customer representing 5% of Tommy Bahama’s net sales.
Tommy Bahama Resort
Pursuant to a licensing arrangement, Tommy Bahama earns royalty income associated with the operation of the Tommy Bahama Miramonte Resort & Spa in Indian Wells, California. The property is managed and operated by a national commercial and hospitality real estate company with experience in premier resort development and operations.
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

Lilly Pulitzer products can be found on our Lilly Pulitzer website, lillypulitzer.com, in our owned Lilly Pulitzer stores, and in Lilly Pulitzer Signature Stores, which are described below, as well as in independent specialty stores and better department stores. During Fiscal 2025, 39%, 34% and 11% of Lilly Pulitzer’s net sales were for women’s dresses, sportswear, and Luxletic athleisure products, respectively, with the remaining sales consisting of Lilly Pulitzer accessories, including scarves, bags, jewelry and belts, children’s apparel, swim, footwear and licensed products.
Direct to Consumer Operations
Lilly Pulitzer’s direct to consumer distribution channel, which consists of e-commerce operations and full-price retail stores, represented 83% of Lilly Pulitzer’s net sales in Fiscal 2025. A key element of our Lilly Pulitzer strategy is the lillypulitzer.com website, which generated $164 million, or 49%, of Lilly Pulitzer’s net sales in Fiscal 2025.
Our Lilly Pulitzer website, lillypulitzer.com, allows consumers to buy Lilly Pulitzer products directly from us via the internet. We also utilize the Lilly Pulitzer website as an effective means of liquidating discontinued or out-of-season inventory in a brand appropriate manner and at gross margins in excess of 40% via e-commerce flash clearance sales. These sales create a significant amount of excitement with loyal Lilly Pulitzer consumers, who are looking for an opportunity to purchase Lilly Pulitzer products at a discounted price and are also important in attracting new consumers to the Lilly Pulitzer brand. These e-commerce flash clearance sales typically run for two to three days during end of season clearance periods allowing the Lilly Pulitzer website to generally remain full price for the remainder of the year. During Fiscal 2025, 44% of Lilly Pulitzer’s e-commerce sales, or 21% of Lilly Pulitzer’s net sales, were e-commerce flash clearance sales.
Another key component of our Lilly Pulitzer direct to consumer strategy is the operation of our own Lilly Pulitzer stores, which represented 34% of Lilly Pulitzer’s net sales in Fiscal 2025. Our full-price retail store strategy for the Lilly Pulitzer brand includes operating full-price retail stores in higher-end lifestyle shopping centers and malls, resort destinations and brand-appropriate street locations. As of January 31, 2026, over 45% of our Lilly Pulitzer full-price stores were located in outdoor regional lifestyle centers and approximately 20% of our Lilly Pulitzer stores were located in indoor regional malls, with the remaining locations in resort or street locations. In certain seasonal locations such as Nantucket, Massachusetts and Watch Hill, Rhode Island, our stores are only open during the resort season. Additionally, we may open temporary pop-up stores in certain locations.
Lilly Pulitzer’s full-price retail store sales per gross square foot for Fiscal 2025 were approximately $730 for the full-price retail stores which were open the full Fiscal 2025 year, as compared to $748 in Fiscal 2024. The table below provides certain information regarding Lilly Pulitzer direct to consumer locations as of January 31, 2026.

Full-Price Retail Stores
Florida	23
Massachusetts	6
North Carolina	5
Virginia	4
Other	29
Total	67
Average square feet per store	2,400
Total square feet at year-end	161,000
During Fiscal 2025, 51% of Lilly Pulitzer’s full-price retail store sales were in stores located in Florida with no other state generating more than 10% of full-price retail store sales. Including e-commerce sales, during Fiscal 2025, Florida represented 35% of total Lilly Pulitzer direct to consumer sales.

The table below reflects the changes in direct to consumer location count for Lilly Pulitzer stores during Fiscal 2025.

Full-Price Retail Stores
Open as of beginning of fiscal year	64
Opened	7
Closed	(4)
Open as of end of fiscal year	67
We opened a total of three net new Lilly Pulitzer stores during Fiscal 2025. Currently, we expect to open at least four new full-price retail stores in Fiscal 2026, with the anticipated new stores in Massachusetts, Illinois, South Carolina and Florida. We are in the process of identifying sites or negotiating leases for additional locations. We continue to look for other appropriate locations and anticipate returning to a pace of opening as many as five locations per year in the future. At the same time, we may relocate or close a limited number of locations at lease expiration, or sooner based on store performance. The construction or relocation of retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater operating costs. In addition to new store openings, we also incur capital expenditure costs related to remodels or expansions of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate.
Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, we maintain wholesale operations for Lilly Pulitzer. These wholesale operations, which represented 17% of Lilly Pulitzer’s net sales in Fiscal 2025, are primarily with Signature Stores, better department stores and independent specialty stores that generally follow a retail model approach with limited discounting. During Fiscal 2025, Signature Stores, better department stores and independent specialty stores comprised approximately 25%, 20% and 15%, respectively, of Lilly Pulitzer's wholesale sales. During Fiscal 2025, approximately 33% of Lilly Pulitzer’s wholesale sales were to off-price retailers. The remaining wholesale sales were primarily to national accounts, including online retailers. Lilly Pulitzer’s net sales to its 10 largest wholesale customers represented approximately 10% of Lilly Pulitzer’s net sales in Fiscal 2025 with its largest customer representing less than 5% of Lilly Pulitzer’s net sales.
An important part of Lilly Pulitzer’s wholesale distribution is sales to Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Lilly Pulitzer Signature Store, subject to certain conditions, including designating substantially all floor space specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of January 31, 2026, there were 42 Lilly Pulitzer Signature Stores.
Johnny Was
Johnny Was is a California lifestyle brand that designs, sources, markets and distributes upscale collections of affordable luxury, artisan-inspired bohemian apparel, accessories and home goods. The Johnny Was brand was founded in 1987 and continues to transcend fashion trends with its beautifully crafted, globally inspired products and demonstrates a unique ability to combine and mix elevated fabrics, patterns, bespoke prints and artisanal embroidery that distinguishes its product in the marketplace. Johnny Was products can be found on the Johnny Was website, johnnywas.com, and in our full-price retail stores as well as select department stores and specialty stores. During Fiscal 2025, approximately 90% of the net sales of Johnny Was were for women’s apparel, with the remaining sales consisting of Johnny Was accessories, including home products, shoes, scarves, handbags, and jewelry.
Direct to Consumer Operations
The Johnny Was direct to consumer distribution channel, which consists of e-commerce, full-price retail and outlet store operations, represented 81% of the Johnny Was net sales in Fiscal 2025. A key element of the Johnny Was strategy is the johnnywas.com website, which generated $72 million of net sales, or 43% of the net sales of Johnny Was, in Fiscal 2025. Another key component of our Johnny Was direct to consumer strategy is to operate our own Johnny Was full-price and outlet stores, which represented 36% and 2%, respectively, of the net sales of Johnny Was in Fiscal 2025.

Our full-price retail store strategy for the Johnny Was brand includes operating full-price retail stores in higher-end lifestyle shopping centers and malls, resort destinations and brand-appropriate street locations. As of January 31, 2026, about 75% of the Johnny Was full-price stores were located in lifestyle centers, open air shopping environments or street front locations with the remaining 25% of locations in indoor regional malls. Full-price retail store sales per gross square foot for Johnny Was which were open the full Fiscal 2025 year were approximately $490 as compared to $614 in Fiscal 2024.
Our Johnny Was outlet stores are generally located in outlet shopping centers that include other upscale retailers and serve an important role in overall inventory management by often allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties.
The table below provides certain information regarding Johnny Was direct to consumer locations as of January 31, 2026.

	Full-Price Retail Stores	Outlet Stores	Total
California	19	2	21
Texas	9	—	9
Florida	8	1	9
New York	5	—	5
Other states	34	—	34
Total	75	3	78
Average square feet per store	1,700	1,600
Total square feet at year end	127,000	5,000
During Fiscal 2025, 26%, 14% and 13% of the retail store sales of Johnny Was were in stores located in California, Texas and Florida, respectively. During Fiscal 2025, including e-commerce sales, California, Texas, and Florida represented 22%, 13% and 11%, respectively, of our total Johnny Was direct to consumer sales.
The table below reflects the changes in store count for Johnny Was during Fiscal 2025.

	Full-Price Retail Stores	Outlet Stores	Total
Open as of beginning of fiscal year	77	3	80
Opened	1	—	1
Closed	(3)	—	(3)
Open as of end of fiscal year	75	3	78
Currently, we do not expect to open net new retail locations during Fiscal 2026. During Fiscal 2026, we may close or relocate locations at lease expiration, or sooner based on store performance. In relation to store relocations, we may incur capital expenditure costs related to remodels or expansions of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. The construction or relocation of retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater operating costs.
Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, we maintain wholesale operations for Johnny Was. These wholesale operations are primarily with better independent specialty and department stores and multi-branded e-commerce retailers that generally follow a retail model approach with limited discounting. During Fiscal 2025, 19% of the net sales of Johnny Was were sales to wholesale customers and approximately 45% and 25% of the wholesale sales of Johnny Was were to department stores and specialty stores, respectively. The remaining wholesale sales were primarily to off-price retailers and distributors in countries outside of the United States. Net sales to the 10 largest wholesale customers of Johnny Was represented 14% of the net sales of Johnny Was during Fiscal 2025 with its largest customer representing less than 5% of Johnny Was’ net sales.

Emerging Brands
Emerging Brands consists of the operations of our smaller, earlier stage Southern Tide, TBBC, Duck Head and Jack Rogers brands. Investments in smaller lifestyle brands that are unconsolidated entities are also included within Emerging Brands. Each of the brands included in Emerging Brands designs, sources, markets and distributes apparel and related products bearing its respective trademarks and is supported by our emerging brands team that provides certain support functions to the smaller brands, including marketing and advertising execution, analysis and other functions. The shared resources provide for operating efficiencies and enhanced knowledge sharing across the brands. We acquired Southern Tide in 2016, Duck Head in 2016, TBBC in 2017 and Jack Rogers in 2023.
The table below reflects the net sales (in thousands) for Fiscal 2025 by brand for each brand included in Emerging Brands.

Fiscal 2025
Southern Tide	$67,970
TBBC	48,169
Duck Head	19,672
Jack Rogers	7,068
Total Emerging Brands net sales	$142,879
The brands distribute their products on their brand-specific e-commerce websites, southerntide.com, thebeaufortbonnetcompany.com, duckhead.com and jackrogersusa.com, as well as wholesale channels of distribution for each brand that may include independent specialty retailers, better department stores and brand specific Signature Stores. During Fiscal 2025, the majority of the net sales of all operating segments within Emerging Brands were direct to consumer sales.
Also, even as both brands have expanded their footprints in recent years, a key component of our Southern Tide and TBBC growth strategy remains to improve the performance of our existing direct to consumer retail store operations and open only a limited number of new locations in the near-term. The table below provides certain information regarding the Emerging Brands direct to consumer locations as of January 31, 2026.

	Southern Tide	TBBC	Total Emerging Brands
Florida	11	3	14
South Carolina	4	2	6
Texas	4	1	5
Massachusetts	3	1	4
Other states	12	2	14
Total	34	9	43
Average square feet per store	1,600	1,400
Total square feet at year end	55,000	12,000
The table below reflects the changes in direct to consumer location count for Emerging Brands during Fiscal 2025.

	Southern Tide	TBBC	Total Emerging Brands
Open as of beginning of fiscal year	30	5	35
Opened	6	4	10
Closed	(2)	—	(2)
Open as of end of fiscal year	34	9	43
We opened a total of four net new Southern Tide stores during Fiscal 2025, including new stores in Florida, South Carolina, Arizona, Virginia, Kentucky and Rhode Island. We also opened four new TBBC retail stores in Massachusetts,

South Carolina, Florida and Pennsylvania during Fiscal 2025. Currently, we do not expect to open net new Southern Tide or TBBC retail locations during Fiscal 2026. During Fiscal 2026, we may close or relocate locations at lease expiration, or sooner based on store performance. In relation to store relocations, we may incur capital expenditure costs related to remodels or expansions of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. The construction or relocation of retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater operating costs.
Corporate and Other
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, the elimination of inter-segment sales, any other items that are not allocated to the operating segments, including LIFO (as defined below) inventory accounting adjustments as our LIFO pool does not correspond to our operating segment definitions, the operations of our Lyons, Georgia distribution center and our minority ownership interest in the Tommy Bahama Miramonte Resort & Spa.
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
ADVERTISING AND MARKETING
During Fiscal 2025, we incurred $104 million, or 7% of net sales, of advertising expense. Advertising and marketing are an integral part of the long-term strategy for our lifestyle brands, and we therefore devote significant resources to these efforts. Thus, we believe that it is very important that our brands communicate regularly with consumers about product offerings or other brand events in order to maintain and strengthen connections with consumers, as well as to strategically deploy top-of-funnel marketing initiatives to introduce and welcome prospective customers to our brands. Our advertising emphasizes the respective brand’s image and lifestyle and attempts to engage individuals within the target consumer demographic and guide them on a regular basis to our e-commerce websites, direct to consumer locations or wholesale customers’ stores and websites in search of our products.
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
PRODUCT DESIGN; MERCHANDISING
We believe that one of the key competitive factors in the apparel industry is the design and merchandising of differentiated, innovative or otherwise compelling product that resonates with our target consumers. Our ability to compete successfully in the apparel industry is dependent on our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.
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
During Fiscal 2025 and going into Fiscal 2026, we have also been particularly focused on the effectiveness of merchandising strategies across our brands, emphasizing alignment of assortment, allocation and inventory flow closely to consumer demand. These efforts are designed to improve our ability to place the right product in the right channels, stores and geographies at the right time, while increasing visibility into product performance, local demand patterns and inventory productivity. By strengthening the connection between merchandising decisions and consumer buying behavior, we are working to improve full-price selling, reduce markdown risk and enhance overall customer responsiveness. The current initiatives are aimed at increasing in-stock positions on key items, improving the productivity of inventory by location and channel and enabling faster reaction to shifts in consumer preferences and selling trends. We believe that more effective merchandising execution can contribute meaningfully to improved gross profit and gross margin performance over time by driving better sell-through, reducing excess inventory and optimizing product availability.
PRODUCT SOURCING
We intend to maintain flexible, diversified, cost-effective sourcing operations that provide high-quality apparel and related products. Our operating segments, either internally, or through the use of third-party vendors or buying agents, manage the production and sourcing of substantially all of our apparel and related products from non-exclusive, third party producers located in foreign countries.
Although we place a high value on long-term relationships with our suppliers of apparel and related products and have used many of our suppliers for a number of years, we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. As a result, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with significant flexibility in identifying and shifting among manufacturers while considering quality, cost, delivery timing, and other criteria.
During Fiscal 2025, we purchased our products from approximately 360 suppliers, which was a significant increase from Fiscal 2024 primarily driven by the supply chain diversification initiatives described below. Consistent with previous years, a significant concentration of our suppliers is located in Asia. During Fiscal 2025, our 10 largest suppliers accounted for approximately one-quarter of our product purchases with no individual third party manufacturer, licensee or other supplier accounting for more than 10% of our product purchases in total. We generally acquire products sold in our food and beverage operations from various third party domestic suppliers.
During Fiscal 2025, we undertook significant actions to accelerate the diversification of our sourcing footprint. During Fiscal 2024 and based on our initial projections for Fiscal 2025, approximately 40% of our apparel and related products were sourced, or planned to be sourced, from producers located in China. Based on strategic initiatives to diversify our sourcing that were initially prompted by the uncertainties in the trade environment early in Fiscal 2025, our total sourcing production during Fiscal 2025 from China was 29% of our products purchased during the year. Going into Fiscal 2026, our annualized run rate for China production has been reduced to approximately 15% of total production, with the total China concentration in Fiscal 2025 reflecting previous order commitments prior to the Administration’s announcement in early Fiscal 2025 of the implementation of new global tariff rates.

As part of these actions, we accelerated inventory purchases to mitigate the impact of anticipated tariff increases and reallocated production to alternative countries, frequently utilizing the same suppliers that operate manufacturing facilities in multiple jurisdictions. This approach enabled us to maintain continuity in quality and execution while materially shifting country-of-origin exposure.
Reflecting the diversification of our sourcing footprint, approximately 24% of our apparel and related products were sourced from producers located in Vietnam and 10% from Indonesia during Fiscal 2025. Other than Vietnam, Indonesia and China, no other country represented more than 10% of such purchases. During Fiscal 2025, most of our brands, with the exception of Johnny Was, made significant progress in diversifying their sourcing footprint. While we have made progress in diversifying finished-goods manufacturing locations, the majority of fabrics used in our apparel and related products currently originate in China, even when final assembly occurs elsewhere.
We purchase our apparel and related products from third-party producers, substantially all as package purchases of finished goods. These products are manufactured to our design and fabric specifications with oversight by us or our third-party vendors or buying agents. The use of third-party producers reduces the amount of capital investment required by us, as operating manufacturing facilities requires a significant amount of capital investment, labor and oversight. We depend on third-party producers to secure a sufficient supply of specified raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. We believe that purchasing substantially all of our products as package purchases allows us to reduce our working capital requirements as we are not required to purchase, or finance, the purchase of the raw materials or other production costs related to our apparel and related product purchases until we take ownership of the finished goods, which typically occurs when the goods are shipped by the third-party producers.
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
Substantially all of the merchandise we acquire is subject to duties assessed on the value of the imported product. These amounts represent a component of the inventories we sell and are included in cost of goods sold in our consolidated statements of operations. Duty rates vary depending on the type of garment, fiber content and country of origin and remain subject to change in future periods. In addition, while the World Trade Organization’s member nations have eliminated quotas on apparel and textiles, the United States and other countries into which we import our products are still permitted in certain circumstances to impose “anti-dumping” or “countervailing” duties in response to threats to their comparable domestic industries.
We paid total duties and tariffs of $95 million on products imported into the United States directly by us in Fiscal 2025, compared to $60 million in Fiscal 2024, representing a significant year-over-year increase. The average duty and tariff rate on those products was approximately 30% of the value of the imported product in Fiscal 2025, compared to approximately 19% in Fiscal 2024. The increase in both total duties and tariffs paid and the effective duty rate in Fiscal 2025 was primarily attributable to tariffs implemented during Fiscal 2025.
The global trade environment has become increasingly dynamic, with tariff policies and related trade measures changing frequently and often with limited advance notice. During Fiscal 2025, the United States government increased tariffs on certain imported goods across a range of industries, including apparel and related products. Subsequent to Fiscal 2025, the U.S. Supreme Court ruled against the Administration's use of tariffs under IEEPA. Following that decision, tariffs were implemented under alternative statutory authorities, and the scope and duration of such measures continue to evolve. The potential for additional increases or new trade restrictions remains uncertain and subject to ongoing regulatory and geopolitical developments. In addition, the process and timing for any potential adjustments or refunds of previously assessed duties remain uncertain. Future increases in duties or the imposition of additional trade measures could adversely affect the apparel retail industry and may increase our cost of goods sold or otherwise impact our operations, net sales, net earnings or cash flows.
Although we have not been materially inhibited from sourcing products from desired markets historically, we cannot assure that significant impediments will not arise in the future as a result of changes in trade policy, regulatory enforcement, or geopolitical developments. Our management actively monitors the evolving regulatory environment applicable to international trade and importation, including changes in tariffs, customs requirements, and trade regulations, and evaluates their potential impact on our operations.
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
In Fiscal 2023, we began a multi-year Southeastern United States distribution center enhancement project in Lyons, Georgia to build a new facility to ensure best-in-class direct-to-consumer throughput capabilities for our brands. The new facility was completed in the First Quarter of Fiscal 2026 and began receiving inventory. The new facility will provide direct to consumer support for all of our brands, including the East Coast operations of Tommy Bahama.
Activities at the distribution centers include receiving finished goods from suppliers, inspecting the products, processing pull backs from retail stores, processing returns from customers, shipping products to our retail store, e-commerce and wholesale customers and providing value added services as requested by our customers, as applicable. We seek to maintain sufficient levels of inventory at the distribution centers to support our direct to consumer operations, as well as pre-booked, at-once and some in-stock replenishment orders for our wholesale customers. We use a local third party distribution center for our Tommy Bahama Australia operations.
In Fiscal 2025, 82% of our net sales were direct to consumer sales, which are filled on a current basis; accordingly, an order backlog is not material to our business.
INFORMATION TECHNOLOGIES
We believe that sophisticated information systems and functionality are important components of maintaining our competitive position and supporting continued growth of our businesses, particularly in the ever-changing consumer shopping environment. Our information systems are designed to provide effective retail store, e-commerce, food and beverage and wholesale operations while emphasizing efficient point-of-sale, distribution center, design, sourcing, order processing, marketing, customer relationship management, accounting and other functions. These systems increasingly incorporate advanced data analytics and artificial intelligence-enabled tools to support demand forecasting, inventory management, personalized marketing, and operational decision-making across our brands and channels.
We periodically evaluate the adequacy of our information technologies and upgrade or enhance our systems to gain operating efficiencies, improve data-driven insights, provide additional consumer access and support our anticipated growth as well as other changes in our business. Our recent technology investments, including in analytics and AI capabilities, are intended not only to enhance customer engagement but also to improve productivity and operating efficiency across the organization. We believe that, where possible, continuous upgrading and enhancements to our information systems with newer technology that offers greater efficiency, functionality and reporting capabilities is critical to our operations and financial condition.
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
Our agreements with our licensees are brand specific, relate to specific geographic areas and have expirations at various dates in the future, with contingent renewal options in limited cases. Generally, the agreements require minimum royalty payments as well as royalty payments based on specified percentages of the licensee’s net sales of the licensed products and certain obligations for advertising and marketing. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution.
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
In addition to our license arrangements for the specific product categories listed above, we may enter into certain international distributor agreements which allow third parties to distribute apparel and other products on a wholesale and/or retail basis within certain countries or regions. As of January 31, 2026, we have agreements for the distribution of Tommy Bahama products in the Middle East and parts of Latin America. The products sold by the distributors generally are identical to the products sold in our own Tommy Bahama stores. In addition to selling Tommy Bahama goods to wholesale accounts, the distributors may, in some cases, operate a limited number of their own retail stores. Additionally, we have arrangements for distribution of Johnny Was products in Europe and certain other countries including Australia. None of our international distributor agreements are expected to generate growth that would materially impact our operating results in the near term.
SEASONAL ASPECTS OF BUSINESS
Each of our operating segments is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income by quarter in Fiscal 2025 are necessarily indicative of the expected proportion of amounts by quarter for future periods.
HUMAN CAPITAL
Our key strategy is to own brands that make people happy, and we recognize that successful execution of our strategy starts with people. We believe treating people fairly and with respect is key to long-term success and, more importantly, is simply the right thing to do.
As of January 31, 2026, we employed over 6,000 individuals globally of whom 96% were in the United States. Approximately 77% of our employees were retail store and food and beverage employees. Our employee base fluctuates during the year, as we typically hire seasonal employees to support our retail store and food and beverage operations, primarily during the holiday selling season. None of our employees as of January 31, 2026 were represented by a union.

INFORMATION
Oxford Industries, Inc. is a Georgia corporation originally founded in 1942. Our corporate headquarters are located at 999 Peachtree Street, N.E., Ste. 1225, Atlanta, Georgia 30309. Our internet address is oxfordinc.com. Copies of our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website the same day that they are electronically filed with the SEC. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). The information on our website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.
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
We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns, particularly in the United States. The demand for apparel products changes as regional, domestic and international economic conditions change and may be significantly impacted by trends in consumer confidence and discretionary consumer spending patterns. These trends may be influenced by employment levels; recessions; inflationary pressures and volatile and/or elevated interest rates; rising fuel and energy costs; tax rates; personal debt levels; savings rates; stock market and housing market volatility; shifting social ideology; concerns about the political and economic climate, including with respect to a potential global recession; uncertainty regarding rapidly evolving trade and tariff policy; and general uncertainty about the future. The factors impacting consumer confidence and discretionary consumer spending patterns are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy.
In recent years, consumer confidence and discretionary spending have been impacted by uncertainty in the U.S. economic environment, including as a result of fluctuating inflation and foreign currency exchange rates, supply chain challenges and increased tariffs and trade restrictions on products imported into the United States and ongoing uncertainty regarding and evolving judicial and regulatory developments affecting U.S. trade policy, resulting in a complex and challenging retail environment. A decline in consumer confidence or change in discretionary consumer spending could reduce our sales, increase our inventory levels, result in more promotional activities and/or lower our gross margins, any or all of which may adversely affect our business and financial condition.
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
Competition in the apparel industry is particularly enhanced in the digital marketplace for our e-commerce businesses, where there are new entrants in the market, greater pricing pressure, rapid technological developments and heightened customer expectations and competitive pressure related to, among other things, customer engagement, digital functionality and shopping experience, delivery speed, shipping charges and return privileges. In addition, the adoption of artificial intelligence-enabled tools across the industry, including personalized marketing, artificial intelligence-driven shopping assistants, recommendation engines, dynamic pricing and demand forecasting capabilities, has further raised consumer expectations for relevance, personalization, speed and convenience. Competitors that are able to more effectively leverage these technologies may gain advantages in customer acquisition, engagement and retention, and our failure to keep pace with these developments or to make the significant and ongoing investments in technology, talent and infrastructure necessary to do so could adversely affect our competitive position, reduce the visibility of our brands or limit our ability to communicate our brand messaging directly to consumers. Fast fashion, value fashion and off-price retailers, as well as the more recent declines in spending within the consumer and retail sector, have contributed to additional promotional pressure. These and other competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.
Failure to anticipate and adapt to changing fashion trends and consumer preferences could harm our reputation and financial performance.
We believe that our ability to compete successfully is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers when and where they seek them. Although certain of our products carry over from season to season, the apparel industry is subject to rapidly changing fashion trends and shifting consumer expectations. There can be no assurance that we will be able to successfully evaluate and adapt our products to align with evolving trends. Additionally, the increasing shift to digital brand engagement and social media communication, as well as the attempted replication of our products by competitors, presents emerging challenges for our business. The apparel industry is also impacted by changing consumer preferences regarding spending categories generally, including shifts away from traditional consumer product spending and towards “experiential” spending. Any failure on our part to develop and market appealing products could harm the reputation and desirability of our brands and products and/or result in weakened financial performance.
Our operations and those of our suppliers, vendors and wholesale customers may be affected by changes in weather patterns, natural or man-made disasters, public health crises, war, terrorism or other catastrophes.
Our sales volume and operations and the operations of third parties on whom we rely, including our suppliers, vendors, licensees and wholesale customers, may be adversely affected by unseasonable or severe weather conditions or other climate-related events, natural or man-made disasters, hurricanes, public health crises, pandemics, war, cyberattacks terrorist attacks, including heightened security measures and responsive military actions, or other catastrophes which may cause consumers to alter their purchasing habits or result in a disruption to our operations, such as the damage to, and temporary closure of, our Tommy Bahama restaurant and retail store in Sarasota, Florida, our distribution center in Lyons, Georgia and several of our other retail stores in Florida and the Southeast due to Hurricanes Helene and Milton in 2024 and the destruction of our Tommy Bahama Marlin Bar in Lahaina, Hawaii by wildfires in 2023. Our business may also be adversely affected by instability, disruption or destruction, regardless of cause. These events may result in closures of our retail stores, restaurants, offices or distribution centers and/or declines in consumer traffic, which could have a material adverse effect on our business, results of operations or financial condition. Because of the seasonality of our business, the concentration of a significant proportion of our retail stores and wholesale customers in certain geographic regions, including a resort and/or coastal focus for most of our lifestyle brands, and the concentration of our sourcing and distribution center operations, the occurrence of such events could disproportionately impact our business, financial condition and operating results. While we maintain insurance policies intended to cover losses arising from such events, certain events or losses may not be covered by our insurance policies, we may experience increased insurance premiums or deductibles under our policies as a result of such events and there is no assurance that coverage for such events will continue to be available, including at costs or on terms acceptable to us, any or all of which could negatively impact our financial condition.
Ongoing geopolitical conflicts and related disruptions, including the ongoing war between Russia and Ukraine, the U.S.-Iran conflict and other conflicts in the Middle East have adversely affected the global economy and resulted in economic sanctions, geopolitical instability, fluctuations in the price of oil and market disruption. Although we do not have operations in the impacted regions, the geopolitical tensions related to the wars could result in broader impacts that expand into other markets, cyberattacks, increased freight costs, supply chain and logistics disruptions, including shipping disruptions in the Red Sea region, and could negatively impact consumer sentiment and discretionary spending, any of which could have a material adverse effect on our business and operations.

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
The improper or detrimental actions of a licensee or wholesale customer, including a third party distributor in an international market, or for example, the operator of the Tommy Bahama Miramonte Resort & Spa, could also significantly impact the perception of our brands. While we enter into comprehensive license and similar collaborative agreements with third party licensees covering product design, product quality, brand standards, sourcing, corporate responsibility, distribution, operations, manufacturing and/or marketing requirements and approvals, there can be no guarantee our brands will not be negatively impacted through our association with products or concepts outside of our core apparel products and by the market perception of the third parties with whom we associate. In addition, we cannot always control the marketing and promotion of our products by our wholesale customers, and actions by such parties could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales, gross margins and business operations.
The appeal of our brands may also depend on the perceived relevance and success of our initiatives related to corporate responsibility and our commitments to operating our business in a responsible fashion. Risks related to corporate responsibility include certain stakeholder focus on social and environmental sustainability matters, including forced labor, chemical use, energy and water use, packaging and waste, animal welfare, land use and related marketing claims. We may also be required to incur substantial costs to comply with the amalgamation of differing or conflicting state, federal or international laws or regulations or the rules of government agencies related to corporate responsibility initiatives, and any failure to comply with such requirements could result in fines or penalties or drive decisions on whether we can continue or expand our business in certain markets. We may also face pressure from certain stakeholders to voluntarily expand our disclosures, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. The metrics we disclose may not meet stakeholder expectations and may impact our reputation and the value of our brands, and a failure to achieve progress on our metrics on a timely basis, or at all, could adversely affect our business and financial performance.
Our inability to execute our direct to consumer strategies in response to shifts in consumer shopping behavior could adversely affect our financial results and operations.
One of our key long-term initiatives over the last several years has been to grow our branded businesses through distribution strategies that allow our consumers to access our brands whenever and wherever they choose to shop. Our ability to anticipate and transform our business in response to the manner in which consumers seek to transact business and access products requires us to introduce new retail, restaurant and other concepts in suitable locations; anticipate and implement innovations in sales and marketing technology to align with our consumers’ shopping preferences; invest in appropriate digital and other technologies; establish the infrastructure necessary to support growth; and maintain brand specific websites and mobile applications that offer the functionality and security customers expect. Successful growth of our business is also subject to our ability to deliver marketing and other strategies that successfully drive key performance indicators including new customer acquisition, customer retention, customer conversion and average order value.
For the last several years, the retail apparel market has been evolving very rapidly in ways that are disruptive to traditional fashion retailers. These changes included declines in bricks and mortar retail traffic; entry into the fashion retail space by large e-commerce retailers and others with significant financial resources and enhanced distribution capabilities; increased costs to attract and retain consumers; increased investment in technology and multi-channel distribution strategies by large, traditional bricks and mortar and big box retailers; ongoing emphasis on off-price and fast fashion channels of distribution, in particular those who offer brand label products at clearance; and increased appeal for consumers of products that incorporate sustainable materials and processes in the supply chain and/or otherwise reflect their social or personal values. In response, fashion retailers and competing brands have increasingly offered greater transparency for consumers in product pricing and engaged in increased promotional activities, both online and in-store. The increasing use of artificial intelligence-enabled shopping assistants, recommendation engines and other automated consumer tools have altered how consumers discover, evaluate and purchase products online. These technologies, which may be operated by third parties such as search platforms, digital marketplaces or other technology providers, may influence product recommendations, pricing visibility and purchasing decisions in ways that favor competing brands or otherwise reduce the visibility of our brands or limit our ability to communicate our brand messaging directly to consumers.
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
We have been implementing strategic initiatives across our portfolio of lifestyle brands to improve operating margins, which may include controlling overhead and operating expenses and refining our marketing strategies and investments to efficiently attract customers in a crowded and constantly evolving marketplace. One component of these initiatives is a focus on improving the operating performance and long-term growth prospects of Johnny Was, including through driving retail store productivity, elevating the customer experience and enhancing marketing and merchandising tactics to drive growth across sales channels. We are also implementing certain of these measures, particularly those relating to merchandising effectiveness, within our other brands, which may magnify the risks of this initiative across our enterprise. A strategic initiative of this nature is inherently challenging and faces significant potential risks, with the current macroeconomic environment and continuing changes in consumer preferences magnifying the challenges facing our brands. We cannot provide assurances that we will successfully execute this initiative or that our strategies will achieve long-term sustainable sales and operating margin expansion. In addition, investments we make in technology, marketing, infrastructure, retail stores and restaurants, office and distribution center facilities, personnel and elsewhere may not yield the full benefits we anticipate, and sales growth may be outpaced by increases in operating costs, putting downward pressure on our operating margins and adversely affecting our results of operations.
Our business could be harmed if we fail to maintain proper inventory levels.
Many factors, such as economic conditions, fashion trends, consumer preferences, the financial condition of our wholesale customers, uncertainty regarding rapidly evolving trade and tariff policies, and weather, make it difficult to accurately forecast demand for our products. In order to meet the expected demand for our products in a cost-effective manner, we make commitments for production several months prior to our receipt of goods and almost entirely without firm commitments from our customers. Depending on the demand for our products, we may be unable to sell the products we have ordered or that we have in our inventory, which may result in inventory markdowns or the sale of excess inventory at discounted prices and through off-price channels. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate the timing or extent of demand for our products or if we are unable to access our products when we need them, for example due to a third party manufacturer’s inability to source materials or produce goods in a timely fashion or as a result of delays in the delivery of products to us, we may experience inventory shortages, which may result in lost sales, unfilled orders and negatively impacted customer relationships. Risks resulting from delays in product delivery and availability, including diminished brand loyalty and demand for our products, may be magnified by the seasonality of our business, shifts in consumer preferences toward newness and fashion product categories and the importance to our business of direct to consumer sales, for which we do not have any advance purchase commitments.
We are subject to risks associated with leasing real estate for our retail stores and restaurants.
We lease all of our retail store and restaurant locations. Successful operation of our retail stores and restaurants depends, in part, on our ability to identify desirable, brand appropriate locations; the overall ability of the location to attract a consumer base sufficient to make sales volume profitable; our ability to negotiate satisfactory lease terms and employ qualified personnel; and our ability to timely construct and complete any build out and open the location in accordance with our plans. During Fiscal 2025, approximately 48% of our consolidated net sales were generated from our bricks and mortar locations, including retail stores and food and beverage locations, and any decline in the volume of consumer traffic at our retail stores and restaurants could have a negative impact on our sales, gross margins and results of operations. We may experience declines in consumer traffic due to economic conditions, shifts in consumer shopping preferences or technology, decreases in tourism or travel, a decline in the popularity of malls or lifestyle centers in general or at those in which we operate, the closing of anchor stores or other adjacent tenants or otherwise. Our growth may be limited if we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level or the local market reception to a new retail store opening is inconsistent with our expectations.
Our retail store and restaurant leases generally represent long-term financial commitments, with substantial costs at lease inception for a location’s design, leasehold improvements, fixtures and systems installation and recurring fixed costs. On an ongoing basis, we review the financial performance of our retail and restaurant locations in order to determine whether continued operation is appropriate. Even if we determine that it is desirable to exit a particular location, we may be unable to close an underperforming location due to continuous use clauses and/or because negotiating an early termination would be cost prohibitive. Negative cash flows at underperforming stores or the closure of a retail store or restaurant could result in impairment of leasehold improvements, impairment of operating lease assets and/or other long-lived assets, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results. Any closure of retail stores and/or restaurants, decision not to open new retail store and/or restaurant locations or reduced investment in retail stores and/or restaurants could adversely affect consumer perception of our brands and result in reduced sales and missed customer acquisition opportunities, negatively impacting our financial performance. In addition, as each of our leases expire and as competition and rental rates for prime retail and restaurant locations continues to accelerate, as we have experienced in recent years, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, including as a result of shifts in how shopping center operators seek to merchandise the particular center’s lineup, which could force us to close retail stores and/or restaurants in desirable locations.
Furthermore, a deterioration in the financial condition of shopping center operators or developers could, for example, limit their ability to invest in improvements and lead consumers to view these locations as less desirable. In addition, if our e-commerce businesses continue to grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online through our websites rather than from our physical stores, thereby reducing the financial performance of our bricks and mortar operations, which could have a material adverse effect on our results of operations or financial condition.
We make use of debt to finance our operations, which could expose us to risks that adversely affect our business, financial position and operating results.
Our levels of debt vary as a result of the seasonality of our business, investments in our operations, acquisitions we undertake and working capital needs. Our debt levels may increase or decrease from time to time under our existing facility or potentially under new facilities, or the terms or forms of our financing arrangements may change. Our indebtedness under the U.S. Revolving Credit Agreement, which matures in March 2028, includes certain obligations and limitations, including the periodic payment of principal, interest and unused line fees, maintenance of certain covenants and certain other limitations. The negative covenants in the U.S. Revolving Credit Agreement limit our ability to, among other things, incur debt, guaranty certain obligations, incur liens, pay dividends, repurchase common stock, make investments, sell assets or make acquisitions. These obligations and limitations may increase our vulnerability to adverse economic and industry conditions, place us at a competitive disadvantage compared to any competitors that may be less leveraged and limit our flexibility in carrying out our business plans and planning for, or reacting to, change.
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
We generate a material percentage of our wholesale sales, which was 18% of our net sales in Fiscal 2025, from a few key customers. Although our largest customer only represented 5% of our consolidated net sales in Fiscal 2025, the failure to increase or maintain our sales with our key customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these customers’ business could result in a decrease in our net sales and operating income if we are unable to capture these sales through our direct to consumer operations or other wholesale accounts. Over the last several years, department stores and other multi-brand retailers have faced increased competition from online competitors, including AI-driven curation and discovery tools, declining sales and profitability and tightened credit markets, resulting in store closures, bankruptcies and financial restructurings, any of which, if faced by our customers, could negatively impact our net sales and profitability. For example, during Fiscal 2025, Saks Global and one other of our wholesale customers filed for bankruptcies that resulted in a significant increase in our provision for credit losses. Restructuring of our customers’ operations, continued store closures or increased direct sourcing by customers could negatively impact our net sales and profitability and result in further concentration of our wholesale business in a small number of key customers. Furthermore, continued challenges and contraction in the multi-brand and specialty store market may result in the loss of key channels for us to showcase our products and grow market awareness of our brands without significant investments in marketing or new bricks and mortar locations.
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
Growth of our business through acquisitions of lifestyle brands that fit within our business model is a component of our long-term business strategy, and integrating an acquired business, regardless of the size of the acquired operations, is a complex, time-consuming and expensive process. The integration process could create a number of challenges and adverse consequences for us associated with the integration of product lines, support functions, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired business and our existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; operating a business in new geographic territories; diversion of the attention of our management from other areas of our business; and the impairment of relationships with customers of the acquired and existing businesses. As a result of these challenges or other factors, the benefits of an acquisition may not materialize to the extent or within the time periods anticipated.
In addition, the competitive climate for desirable acquisition candidates drives higher market multiples, and we may pay more to consummate an acquisition than the value we ultimately derive from the acquired business. Acquisitions may cause us to incur debt or make dilutive issuances of our equity securities, and may result in certain impairment or amortization charges in our statements of operations. For example, we recognized noncash impairment charges for goodwill and intangible assets of $111 million in Johnny Was in the Fourth Quarter of Fiscal 2023 and additional noncash goodwill and intangible assets impairment charges of $61 million in the aggregate in Johnny Was and Jack Rogers in the Third Quarter of Fiscal 2025. Additionally, as a result of acquisitions, we may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence, or may incur material, unrecoverable costs to evaluate and pursue an acquisition that is ultimately not consummated.
A component of our acquisition strategy in recent years has also been to acquire or make minority investments in smaller, burgeoning brands. The limited operating history, less experienced management teams and less sophisticated systems, infrastructure and relationships generally associated with such brands may heighten the risks associated with acquisitions generally. Minority investments present additional risks, including the potential disproportionate distraction to our management team relative to the potential financial benefit; the potential for a conflict of interest; the damage to our reputation of associating with a brand which may take actions inconsistent with our values; and the financial risks associated with making an investment in an unproven business model, including the potential for impairment charges.
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
We collect, use, store and transmit sensitive and confidential business information and personal information of our customers, employees, suppliers and others as an ongoing part of our business operations, and we are regularly subject to attempts by attackers to gain unauthorized access to our networks, systems and data, or to obtain, change or destroy confidential information. Cybersecurity attacks continue to become increasingly sophisticated, and threat actors are continuously deploying new techniques, including through the use of AI, to attempt to penetrate our network security and misappropriate or compromise our assets or disrupt our systems. In addition, customers may use devices or software that are beyond our control environment to purchase our products, which may provide additional avenues for attackers to gain access to confidential information. Additionally, the security systems of businesses that we acquire could pose additional risks to us, such as those related to the collection, use, maintenance and disclosure of data, or present other cybersecurity vulnerabilities.
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

As part of our routine operations, we also contract with third party service providers, including cloud service providers, to store, process and transmit personal information of our customers and employees. As we pursue operational efficiencies and leverage best practices across our brands, our brands may come to rely on a more concentrated group of service providers, including for critical technology systems such as our point-of-sale and e-commerce platforms. Although we may contractually require that these providers implement reasonable security measures, we cannot guarantee that a security breach will not occur at their location or within their systems. Breaches of confidential information stored or used by our third party service providers or disruptions in their systems may expose us to the same risks as a breach of our own systems, including negative publicity, potential out-of-pocket costs and adverse effects on our business and customer relationships.
In addition, the regulatory environment governing our use of individually identifiable data is complex, and compliance with new and modified state, federal and international privacy and security laws may require us to modify our operations and/or incur costs to make necessary systems changes and implement new administrative processes, which may include deploying additional personnel and protection technologies, training employees and engaging third party experts and consultants. Any failure to comply with applicable laws relating to privacy, data security or data breaches (including SEC and other disclosure and reporting requirements) could result in fines, civil litigation or damage to our reputation. In addition, because we process and transmit payment card information, we are subject to the payment card industry data security standard and card brand operating rules, which provide for a comprehensive set of rules relating to the retention and/or transmission of payment card information. If we or our third party service providers do not comply with the applicable standards, we may be subject to fines or restrictions on our ability to accept payment cards, which could have a material adverse effect on our operations.
Our use of artificial intelligence technologies presents operational, reputational, data security and legal risks that could adversely affect our business and financial performance, and any failure to effectively leverage artificial technologies in our business could negatively impact our customer engagement and competitive position.
We have incorporated, and expect to continue to incorporate, artificial intelligence (“AI”) technologies into various aspects of our business, including digital marketing, customer engagement and certain internal operational processes. The use of AI systems may increase our exposure to cybersecurity threats and may inadvertently expose sensitive or confidential business information or personal information if such systems are not properly configured, monitored or secured. Furthermore, any AI technologies we adopt will be reliant on third party service providers, who may have access to our confidential information, intellectual property and personal data of our customers, employees or business partners. Although we seek to impose contractual obligations on these providers, we may have limited ability to monitor or control their operations, data handling practices, security measures or compliance with applicable laws and contractual requirements. Any failure by such third parties to adequately protect our data, comply with applicable privacy, security or intellectual property laws or deliver reliable and effective AI solutions could result in operational disruptions, regulatory investigations, litigation, reputational harm, loss of competitive advantage and significant costs.
If we are unable to effectively identify, implement and scale AI technologies, or if we fail to adapt our marketing and consumer engagement strategies to the rapidly evolving digital marketplace, including to the use of AI-powered shopping assistants and other automated search and discovery tools, our ability to attract and retain customers and drive sales through our digital channels could be negatively impacted. Additionally, our reputation and competitive position may be adversely affected if our competitors more successfully leverage AI to enhance marketing, expand digital capabilities or otherwise improve their operations. Conversely, our investments in AI technologies and related infrastructure may be significant and there can be no assurances that such investments will yield anticipated operational efficiencies, revenue growth, cost savings or other benefits.
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
During Fiscal 2025, we shifted a meaningful portion of our production among sourcing jurisdictions in response to increased tariffs and trade restrictions, and we expect that our sourcing strategies may continue to evolve as the global trade environment remains dynamic. As we diversify the jurisdictions from which we source products, we may face increased risks associated with working with new suppliers, including challenges ensuring compliance with our product specifications, quality standards and delivery requirements. Although we monitor production in third party manufacturing locations and maintain corporate responsibility and supplier compliance programs, expanding production in new jurisdictions and onboarding new suppliers may also increase risks associated with compliance with applicable labor, human rights, environmental and other regulatory requirements. In addition, shifts in sourcing may increase competition for manufacturing capacity in jurisdictions that are perceived to be more favorable under current U.S. trade regulations, which could increase product costs and result in longer production lead times. Manufacturers in these jurisdictions may also lack sufficient infrastructure or production capacity to absorb increased industry demand as companies shift production to these markets.
Although we are making significant progress in diversifying our supply chain, certain of our products by their nature are inherently difficult to source from multiple jurisdictions. Furthermore, any tariffs, trade restrictions or other regulatory actions that apply to the origin of raw materials or fabric inputs could increase our product costs and limit our ability to fully realize the benefits of our sourcing diversification efforts. We cannot be certain that we will not experience operational difficulties with our manufacturers, including the reduction of available production capacity and failures to meet production deadlines. Any such difficulties may impact our ability to deliver quality products to our customers on a timely basis, increase our costs, negatively impact our customer relationships and result in lower net sales and profits.
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
In addition, initiatives to build new distribution centers or enhance existing distribution centers, or to transition operations among distribution facilities or third party service providers, may be subject to delays, cost overruns, supply chain disruptions or system integration challenges which could result in substantial expense to us, disrupt our operations and divert the attention of our management. We have substantially completed a multi-year project to build a new distribution center in the Southeastern United States that is expected to provide significant or exclusive support for all of our brands. We are currently operating in the new distribution center for one of our brands and expect to transition most of our remaining brands to the facility during the First Half of Fiscal 2026. This initiative has involved the implementation of a new automation solution and warehouse management system, and we are reliant on third party service providers for the provision, integration and maintenance of many components of these solutions. We may encounter delays or other challenges during the ramp-up of operations at the distribution center, including difficulties achieving full functionality of new systems and equipment or integrating new technologies with the existing systems supporting our brands. Any delays, interruptions or other challenges associated with transitioning the operations of our brands to the new distribution center could disrupt our distribution operations, impair our ability to meet demand during peak selling seasons or prevent us from achieving our productivity objectives. Furthermore, if our sales fall short of the levels assumed in our projections underlying the design of the new distribution center, the facility may operate below planned capacity, which could adversely affect our ability to achieve the anticipated operating efficiencies and financial benefits of our investments.

Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.
We and our third party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, silk, linen, polyester, cellulosic fibers, leather, and other natural and man-made fibers, or blends of two or more of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. The cost of the materials and components that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, can fluctuate. We historically have not entered into any futures contracts to hedge commodity prices. In recent years, we have experienced fluctuations in the costs of raw materials, including cotton, that impacted our production costs, and we may experience further price increases for raw materials in future years.
Employment costs represented approximately 42% of our consolidated SG&A in Fiscal 2025, and we have seen increases in the cost of labor in our retail, restaurant and distribution center operations as well as at many of our suppliers in recent years. Employment costs are affected by labor markets, as well as various federal, state and foreign laws governing matters such as minimum wage rates, overtime compensation and other requirements. In addition, in recent years, there has been significant political pressure and legislative action to increase the minimum wage rate in many of the jurisdictions in which we operate. We have also experienced fluctuations in freight costs and distribution and logistics functions and may continue to see cost and capacity pressures. Although we attempt to mitigate the effect of increases in our cost of goods sold, labor costs, occupancy costs, other operational costs and SG&A items through sourcing initiatives and by selectively increasing the prices of our products, we may be unable to fully pass on these costs to our customers, and material increases in our costs may reduce the profitability of our operations and/or adversely impact our results of operations.
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
Our operations and retail and restaurant locations are heavily concentrated in the United States and certain geographic areas within the United States, including Florida, California, Texas and Hawaii for our Tommy Bahama operations; Florida for our Lilly Pulitzer operations; California, Texas and Florida for our Johnny Was operations; and Florida for our Emerging Brands operations. Additionally, the wholesale sales for our businesses are also geographically concentrated, including in geographic areas where we have concentrations of our own retail store and restaurant locations. Due to these concentrations, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, climate-related conditions, natural disasters, public health crises, changing demographics and other factors. In addition, our brands are associated with the resort lifestyle, and many of our retail stores and restaurants are located in destinations that are dependent on travel and tourism. Any decrease in resort travel, including as a result of current macroeconomic conditions or geopolitical considerations, could negatively impact our sales and results of operations.

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
Risks Related to Regulatory, Tax and Financial Reporting Matters
Changes in international trade regulation, including increases in tariff rates and the imposition of additional tariffs, could increase our costs and/or disrupt our supply chain, and there can be no assurance that any measures we take to mitigate the impact of tariffs on our business will be successful.
Due to our international sourcing activities, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate. These risks include imposition of antidumping, countervailing or other duties, tariffs, taxes or quota restrictions; government-imposed restrictions as a result of public health issues; changes in customs procedures for importing apparel products; restrictions on the transfer of funds to or from foreign countries; and the issuance of sanctions and trade orders. Any of these factors may disrupt our supply chain, increase our product costs, provide our competitors with a material advantage over us or render our products less desirable in the marketplace.
U.S. trade policy is evolving rapidly and continues to be subject to significant uncertainty. Since February 2025, the U.S. government has imposed a broad range of new and increased tariffs on foreign imports into the United States, including new tariffs under Section 122 of the Trade Act of 1974 announced in February 2026, which have resulted and could continue to result in increases in our product costs and disruptions to our supply chain. While certain of these tariffs have been suspended, modified or invalidated, including the recent U.S. Supreme Court decision to invalidate tariffs previously imposed under IEEPA, the trade policy environment continues to evolve, and we cannot predict new or increased tariffs that may be implemented in the future. In addition, there may be ongoing uncertainty regarding the availability, timing and administration of any refund processes associated with tariffs that have been invalidated or otherwise modified, and there can be no assurance that we will be able to obtain refunds or that any refunds will be available to us in amounts or within timeframes that would meaningfully offset the impact of tariffs on our business.
We are closely monitoring the evolving tariff landscape and are continuing to assess the measures we have taken and may continue to take to mitigate the impacts of tariffs on our supply chain, product costs and profitability. Our efforts to continue to diversify the countries and suppliers from which we source products could result in increased costs and disruptions to our operations, and we may be unable to successfully or timely identify new manufacturers with capacity to meet our requirements on terms acceptable to us. We cannot predict the full effects of our diversification efforts, and we may be required to continue to make further changes to our supply chain or to reevaluate our current approach on an accelerated timeframe in order to adapt to rapidly changing trade policies. Furthermore, we may be unable to adapt our business to meet consumer expectations in the dynamic retail environment resulting from shifting tariff rates and market conditions. For example, we may determine that additional selective price increases on some or all of our products are necessary to mitigate the impact of tariffs on our businesses, and if our competitors do not implement similar price increases, or we implement such price increases across a product mix that our customers find unfavorable our reputation, competitive position and financial performance may be adversely affected.
The trade policy environment has been and is expected to continue to be dynamic, and we cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or other trade restrictions. Increased geopolitical tensions relating to trade relations and public perception of uncertainties with respect to U.S. trade policy and its impact on the macroeconomic environment could negatively affect consumer sentiment and demand for our products and intensify an increasingly competitive promotional environment, all of which could materially adversely impact our sales, results of operations, financial condition and cash flows.
Our business is subject to various federal, foreign, state and local laws and regulations, and the costs of compliance with, or the violation of, such laws and regulations could have an adverse effect on our costs or operations.
We are subject to an increasing number of evolving and stringent standards, laws and other regulations, including those relating to labor, employment, privacy and data security, consumer protection, marketing, health, product performance, content and safety, anti-bribery, taxation, customs, logistics and other operational matters. These laws and regulations, in the United States and abroad, are complex and often vary widely by jurisdiction. As we expand to new markets, including, for example, Tommy Bahama’s expansion into New Zealand that began in Fiscal 2024, we may face challenges ensuring that we are currently or will in the future be compliant with all applicable laws and regulations in all the states and countries in which we operate. In addition to the local laws of the foreign countries in which we operate, we are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. If any of our international operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.
We have seen many new laws and regulations going into effect or being proposed in recent years, including in areas such as consumer and data privacy, matters related to corporate responsibility marketing and trade. In particular, the regulatory environment governing the use of AI technologies is rapidly developing, and new laws and regulations may impose additional compliance obligations, restrict certain uses of AI technologies or require disclosures regarding our use of AI in consumer-facing or internal applications. We may be required to make significant expenditures and devote significant time and management resources to comply with any existing or future laws or regulations, and a violation of applicable laws and regulations by us, or any of our suppliers or licensees, may restrict our ability to import products, require a recall of our products, lead to fines or otherwise increase our costs, negatively impact our ability to attract and retain employees or materially limit our ability to operate our business. In addition, regardless of whether any allegations of violations of the laws and regulations governing our business are valid or whether we ultimately become liable, we would incur time and costs, as well as disruption to management focus, in addressing these allegations and may be materially affected by negative publicity as a result of such allegations.
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
In July 2025, the budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law and introduced significant changes to U.S. federal income tax law, including making several provisions of the 2017 Tax Cuts and Jobs Act permanent. The OBBBA enacted changes to U.S. federal income tax law that include provisions related to accelerated depreciation of fixed assets, the expensing of research and development costs, and modifications to limitations on the deductibility of interest expense. Any future changes to U.S. and foreign tax laws and compliance with any such new tax laws could have a material adverse effect on our tax expense, cash flows and operations.
Impairment charges for goodwill or intangible assets could have a material adverse impact on our financial results.
The carrying values of our goodwill and intangible assets, including those recorded in connection with our acquisition of a business, are subject to periodic impairment testing. Impairment testing of goodwill and intangible assets requires us to make estimates about future performance and cash flows that are inherently uncertain and can be affected by numerous factors, including changes in economic conditions, income tax rates, our results of operations and competitive conditions in the industry. In Fiscal 2023, we recognized $111 million of noncash impairment charges for goodwill and intangible assets in connection with the operations of Johnny Was, which was driven by the prevailing macroeconomic environment’s impact on near-term expectations for our business operations and higher interest rates. In Fiscal 2025, we recognized an additional aggregate $61 million of noncash intangible assets and goodwill impairment charges in Johnny Was and Jack Rogers, which reflected the impact of recent net sales trends and challenges in mitigating elevated tariff rates, as well as, in the case of Johnny Was, organizational realignment activities undertaken at Johnny Was in the Third Quarter of Fiscal 2025. Future impairment charges may have a material adverse effect on our consolidated financial statements or results of operations.
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
Any inability or failure to recruit, retain and effectively develop skilled personnel could adversely impact our business, financial performance, reputation, ability to keep up with the needs of our customers and overall customer satisfaction.
We may be unable to protect our trademarks and other intellectual property.
We believe that our trademarks and other intellectual property rights have significant value and are important to our continued success and our competitive position due to their recognition by consumers and retailers. Substantially all of our consolidated net sales are attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree on our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. We have also experienced challenges with enforcing our intellectual property rights on third party e-commerce websites, especially those based in foreign jurisdictions. In addition, AI-driven design tools and widely available generative AI technologies may enable new or existing competitors to rapidly develop and approximate distinctive designs, prints and other creative elements that differentiate our brands. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.
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
Additionally, there can be no assurance that the actions that we have taken will be adequate to prevent others from seeking to block sales of our products as violations of proprietary rights. As we extend our brands into new product categories and new product lines and expand the geographic scope of the sourcing, distribution and marketing of our brands’ products, we could become subject to litigation or challenge based on allegations of the infringement of intellectual property rights of third parties, including claims arising from any generative AI tools we implement in our business and assertions of rights by various third parties who have acquired or claim ownership rights in some of our trademarks internationally. In the event a claim of infringement against us is successful or would otherwise affect our operations, we may be required to pay damages, royalties, license fees or other costs to continue to use intellectual property rights that we had been using, or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Litigation and other legal action of this type, regardless of whether it is successful, could result in substantial costs to us and diversion of the attention of our management and other resources.
We are subject to periodic litigation, which may cause us to incur substantial expenses or unexpected liabilities.
From time to time, we are involved in litigation matters, which may relate to employment practices, consumer protection, intellectual property infringement, product liability and contract disputes, and which may include a class action, and we are subject to various claims and pending or threatened lawsuits in the ordinary course of our business operations. Often, these cases raise complex factual and legal issues and, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. Regardless of the outcome or whether the claims have merit, legal proceedings may be expensive and require significant management time. In addition, we may make changes in our operations and strategies in response to emerging litigation trends, which could result in lost sales or failure to attract new customers and negatively impact our operating results.

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
Our business could be impacted as a result of actions by activist shareholders or others. Sustained periods of stock price or financial underperformance, stagnation or volatility could increase the likelihood of such actions. Responding to activist initiatives could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business priorities. Perceived uncertainties as to our future direction as a result of such activism may adversely affect our relationships with vendors, customers, prospective and current employees and others, and could negatively impact our business and stock price.
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
In the ordinary course of business, we enter into lease agreements for our direct to consumer operations, including leases for full-price retail store, food and beverage and outlet store space. The leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement, among other terms and conditions. At times, we may determine that it is appropriate to close certain direct to consumer or other locations that no longer meet our investment criteria, by either not renewing the lease, exercising an early termination option, negotiating an early termination or otherwise. Despite prevailing market conditions becoming increasingly competitive and commanding significantly higher rents for the most desired properties, we anticipate that we will be able to extend our leases for desirable locations, to the extent that they expire in the near future, on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms. The terms and conditions of lease renewals or relocations may not be as favorable as existing leases.
Details of the principal administrative, sales and distribution facilities used in our operations, including approximate square footage, are as follows:

Location	Primary Use	Operating Segment	Square Footage	Lease Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	125,000	2037
Auburn, Washington	Distribution center	Tommy Bahama	335,000	2035
King of Prussia, Pennsylvania	Sales/administration and distribution center	Lilly Pulitzer	160,000 (1)	Owned
Los Angeles, California	Sales/administration	Johnny Was	30,000	2032
Atlanta, Georgia	Sales/administration	Corporate/Other	17,000	2037
Lyons, Georgia	Distribution center	Various	420,000	Owned
Lyons, Georgia(2)	Distribution center	Various	562,000	Owned
(1)The King of Prussia facility is comprised of two separate buildings
(2)The new Lyons, Georgia facility was opened in February 2026.

Item 3.   Legal Proceedings
From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. These actions may relate to trademark and other intellectual property, employee relations matters, consumer marketing, real estate, licensing arrangements, importing or exporting regulations, product safety requirements, taxation or other topics. We are not currently a party to any litigation or regulatory action or aware of any proceedings contemplated by governmental authorities that we believe could reasonably be expected to have a material impact on our financial position, results of operations or cash flows. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of additional factors not presently known or determinations by judges, juries, or others which are not consistent with our evaluation of the possible liability or outcome of such litigation or claims.
Item 4.   Mine Safety Disclosures
Not applicable.
PART II
Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 23, 2026, there were 192 record holders of our common stock.
On March 23, 2026, our Board of Directors approved a cash dividend of $0.70 per share payable on May 1, 2026, to shareholders of record as of the close of business on April 17, 2026. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends or repurchases of our common stock. For details about limitations on our ability to pay dividends, see the discussion of our $325 million Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”) in Note 6 of our consolidated financial statements and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.
Recent Sales of Unregistered Equity Securities
We did not sell any unregistered equity securities during Fiscal 2025.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We have certain stock incentive plans as described in Note 9 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Fourth Quarter of Fiscal 2025, no shares were repurchased from employees pursuant to these plans.
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

During the Third Quarter of Fiscal 2025 and Fourth Quarter of Fiscal 2025, we did not repurchase any shares of our stock. During Fiscal 2025, we repurchased a total of 956,484 shares in open market repurchases at an average price of $57.12 for $55 million.
As of January 31, 2026, $95 million remained under the Board of Directors' authorization.
Stock Price Performance Graph
The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years, beginning January 30, 2021, and ending January 31, 2026, of (1) The S&P SmallCap 600 Index and (2) The S&P 500 Apparel, Accessories and Luxury Goods.

Comparison of Cumulative Total Return
Oxford Industries, Inc.
S&P SmallCap 600 Index
S&P 500 Apparel, Accessories & Luxury Goods
DOLLARS
250
200
150
100
50
0
1/30/2021
1/29/2022
1/28/2023
2/3/2024
2/1/2025
1/31/2026

	INDEXED RETURNS
	Base Period	Years Ended
Company / Index	1/30/21	1/29/22	1/28/23	2/3/24	2/1/25	1/31/26
Oxford Industries, Inc.	100	126.25	187.25	157.73	141.66	66.54
S&P SmallCap 600 Index	100	108.32	108.06	112.35	129.96	141.39
S&P 500 Apparel, Accessories & Luxury Goods	100	98.50	71.83	58.68	64.17	54.60
Item 6.  Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations, cash flows, liquidity and capital resources compares Fiscal 2025 to Fiscal 2024 and should be read in conjunction with our consolidated financial statements contained in this report.
The results of operations, cash flows, liquidity and capital resources for Fiscal 2024 compared to Fiscal 2023 are not included in this report on Form 10-K. For a discussion of our results of operations, cash flows, liquidity and capital resources for Fiscal 2024 compared to Fiscal 2023 and certain other financial information related to Fiscal 2024 and Fiscal 2023, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our 2024 Annual Report on Form 10-K, filed with the SEC on March 31, 2025, which is available on the SEC’s website at www.sec.gov and under the Investor Relations section of our website at www.oxfordinc.com.
OVERVIEW
Business Overview
We are a leading branded apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer, Johnny Was, Southern Tide, TBBC, Duck Head and Jack Rogers lifestyle brands.
Our business strategy is to create sustained profitable growth by driving excellent performance across our portfolio of businesses. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude. Furthermore, we believe lifestyle brands that create an emotional connection can command greater loyalty and higher price points and create licensing opportunities. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them. We believe the principal competitive factors in the apparel industry are the reputation, value, and image of brand names; design of differentiated, innovative or otherwise compelling product; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. Our ability to compete successfully in the apparel industry is dependent on our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated fashion products each season as well as certain core products that consumers expect from us.
During Fiscal 2025, 82% of our consolidated net sales were through our direct to consumer channels of distribution, which consist of our brand specific full-price retail stores, e-commerce websites and outlets, as well as our Tommy Bahama food and beverage operations. The remaining 18% of our net sales was generated through our wholesale distribution channels, which complement our direct to consumer operations and provide access to a larger base of consumers. Our wholesale operations consist of sales of products bearing the trademarks of our lifestyle brands to various specialty stores, better department stores, Signature Stores, multi-branded e-commerce retailers and other retailers.
For additional information about our business and each of our operating segments, see Part I, Item 1. Business included in this report. Important factors relating to certain risks which could impact our business are described in Part I, Item 1A. Risk Factors of this report.
Industry Overview
We operate in a highly competitive apparel market. No single apparel firm or small group of apparel firms dominates the apparel industry, and our competitors vary by operating segment and distribution channel. The apparel industry is cyclical and highly dependent on the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic, and international economic conditions evolve. In recent years, consumers have allocated a smaller portion of discretionary spending to certain product categories, including apparel, while increasing spending on services and other goods. Further, negative economic conditions often have a longer and more pronounced impact on the apparel industry than on other industries, due in part to the discretionary nature of apparel purchases.
This competitive and evolving environment requires brands and retailers to approach their operations, including with respect to marketing, merchandising, advertising, and fulfillment, differently than they have historically and may result in increased operating costs and ongoing investments to generate growth or maintain existing sales levels. The expanding use of digital platforms, data analytics, and artificial intelligence-enabled tools across the industry has raised consumer expectations for personalization, convenience, transparency, and speed, while intensifying competition across channels.
These competitive pressures have been further exacerbated by a challenging macroeconomic and geopolitical environment. Significant increases in tariffs on imported goods, subsequent judicial developments affecting certain tariff measures, continued implementation of tariffs under alternative authorities, and broader uncertainty around U.S. trade and tax policy, inflationary pressures, and elevated interest rates for prolonged periods have weighed on consumer confidence and discretionary spending. Geopolitical tensions, including the ongoing war in Ukraine and the U.S.-Iran conflict and potential regime change in Iran as well as other hostilities in the Middle East have added to global uncertainty and have the potential to influence energy markets, transportation costs, and broader supply chain dynamics. Taken together, these conditions have increased volatility and reduced visibility across the global retail and consumer environment.
In response to the uncertain macroenvironment conditions, promotional activity across the industry has increased as retailers seek to offset traffic volatility and stimulate demand, further intensifying price competition. These factors have created a complex and challenging retail environment that impacted our businesses and financial results during Fiscal 2025, exacerbated certain inherent challenges within the apparel industry, and may continue to do so in the future. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could materially affect our businesses.
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
KEY PERFORMANCE INDICATORS
We consider a variety of performance and financial measures in assessing our business, and the key performance indicators used to measure our results are summarized below.
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

For purposes of our disclosures, comparable sales consists of sales through e-commerce sites and any physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel or other event which would result in a closure for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space or (3) a relocation to a new space that is significantly different from the prior retail space (including relocations to accommodate an adjacent Tommy Bahama food and beverage concept). For those stores which are excluded based on the preceding sentence, the stores continue to be excluded from comparable sales until the criteria for a new store is met subsequent to the remodel, relocation, or other event. A full-price retail store that is remodeled will generally continue to be included in our comparable sales metrics as a store is not typically closed for longer than a two-week period during a remodel; however, a full-price retail store that is relocated generally will not be included in our comparable sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year because the size or other characteristics of the store typically change significantly from the prior location. Any stores that were closed during the prior fiscal year or current fiscal year, or which we plan to close or vacate in the current fiscal year, as well as any pop-up or temporary store locations, are excluded from our comparable sales metrics.
Definitions and calculations of comparable sales differ among retail companies, and therefore comparable sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies.
Gross Profit and Gross Margin
Gross profit represents net sales less cost of goods sold. Gross profit as a percentage of net sales is referred to as gross margin. Cost of goods sold primarily represents the cost of merchandise sold, including the cost of duties and inbound freight from suppliers. Our gross profit is variable in nature and generally follows changes in net sales. We believe that gross profit and gross margin are useful measures because they allow management, analysts, investors and others to evaluate the profit we generate from our sales, before operating and other expenses and income.
Segment EBITDA
Segment earnings before interest, taxes, depreciation and amortization ("EBITDA") is the measure we use to assess the profitability of our operating segments. Segment EBITDA is calculated as net sales less cost of goods sold and total SG&A of the operating segment, and it excludes amounts reflected in Corporate EBITDA, income tax expense (benefit), interest expense, net, depreciation and amortization and other infrequent operating charges (impairments of goodwill, intangible assets and equity method investments). Segment EBITDA as a percentage of segment net sales is referred to as segment EBITDA margin.
We changed our segment profit measure in the Fourth Quarter of Fiscal 2025 to segment EBITDA. We believe that segment EBITDA is a useful measure because it allows management, analysts, investors, and other interested parties to evaluate the profitability of our business operations before the effects of certain net expenses that directly arise from our capital investment decisions (depreciation, amortization), financing decisions (interest), tax strategies (income taxes), and infrequent operating charges (impairments of goodwill, intangible assets and equity method investments).
Net Earnings (Loss) and EBITDA
We believe that net earnings (loss) and EBITDA, along with the adjusted measure of EBITDA are useful measures of operating performance. Net earnings (loss) represents our profitability after the effects of all operating and other expenses and income. EBITDA helps us, analysts, investors, and other interested parties assess the underlying profitability of our operations before the effects of certain net expenses that directly arise from our capital investment decisions (depreciation, amortization), financing decisions (interest), and tax strategies (income taxes).
The adjusted measure of EBITDA eliminates certain infrequent operating charges (impairments of goodwill, intangible assets and equity method investments) that we do not believe are reflective of our ongoing business performance. This adjusted measure helps us, analysts, investors, and other interested parties evaluate our operating performance on a comparable basis from period-to-period so that we can better understand the ongoing factors and trends affecting our business operations. We also use Adjusted EBITDA to forecast our performance, evaluate our actual results against our forecasts and compare our results to others in the industries that we serve.

See “Non-GAAP Financial Measures” below for a reconciliation of EBITDA and Adjusted EBITDA to net earnings (loss), the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).
Key Operating Results
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for Fiscal 2025 and Fiscal 2024:

	Fiscal
	Fiscal 2025	Fiscal 2024
Net sales	$1,477,834	$1,516,601
Gross profit	$897,738	$954,571
Gross margin	60.7%	62.9%
Net earnings (loss)	$(27,889)	$92,973
EBITDA	$34,615	$186,908
Impairment of goodwill, intangible assets and equity method investments	$60,980	$—
Adjusted EBITDA	$95,595	$186,908
Net earnings (loss) per diluted share	$(1.86)	$5.87
Weighted average shares outstanding - diluted	14,963	15,827
Net loss per diluted share was $1.86 in Fiscal 2025 compared to net earnings per diluted share of $5.87 in Fiscal 2024. The decrease in net earnings in Fiscal 2025 was due to (1) noncash impairment charges of $61 million primarily related to Johnny Was recognized during Fiscal 2025, (2) decreased net sales, (3) lower gross margin, (4) increased SG&A, (5) increased interest expense and (6) decreased royalties and other operating income.
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

	January 31, 2026	February 1, 2025	February 3, 2024	January 28, 2023
Tommy Bahama full-price retail stores	102	106	102	103
Tommy Bahama retail-food and beverage locations	28	24	22	21
Tommy Bahama outlets	37	36	34	33
Total Tommy Bahama locations	167	166	158	157
Lilly Pulitzer full-price retail stores	67	64	60	59
Johnny Was full-price retail stores	75	77	72	65
Johnny Was outlets	3	3	3	2
Total Johnny Was locations	78	80	75	67
Southern Tide full-price retail stores	34	30	19	6
TBBC full-price retail stores	9	5	3	3
Total Oxford direct to consumer locations	355	345	315	292

RESULTS OF OPERATIONS
The following table sets forth the specified line items in our consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding.

	Fiscal 2025		Fiscal 2024		Fiscal 2023
Net sales	$1,477,834	100.0%	$1,516,601	100.0%	$1,571,475	100.0%
Cost of goods sold	580,096	39.3%	562,030	37.1%	575,890	36.6%
Gross profit	897,738	60.7%	954,571	62.9%	995,585	63.4%
SG&A	817,922	55.3%	786,977	51.9%	756,639	48.1%
Depreciation and amortization	65,899	4.5%	67,872	4.5%	64,066	4.1%
Impairment of goodwill, intangible assets and equity method investments	60,980	4.1%	—	—%	113,611	7.2%
Total Operating expenses	$944,801	63.9%	$854,849	56.4%	$934,316	59.5%
Royalties and other operating income	15,779	1.1%	19,314	1.3%	19,713	1.3%
Operating income (loss)	$(31,284)	(2.1%)	$119,036	7.8%	$80,982	5.2%
Interest expense, net	6,870	0.5%	2,468	0.2%	6,036	0.4%
Earnings (loss) before income taxes	$(38,154)	(2.6%)	$116,568	7.7%	$74,946	4.8%
Income taxes (benefit)	(10,265)	(0.7%)	23,595	1.6%	14,243	0.9%
Net earnings (loss)	$(27,889)	(1.9%)	$92,973	6.1%	$60,703	3.9%

Net earnings (loss) per share	$(1.86)		$5.87		$3.82

Weighted average shares outstanding - diluted	14,963		15,827		15,906
The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Retail	40%	39%	39%
E-commerce	34%	34%	34%
Food and beverage	8%	8%	7%
Wholesale	18%	19%	20%
Total	100%	100%	100%
FISCAL 2025 COMPARED TO FISCAL 2024
The discussion and tables below compare certain line items included in our consolidated statements of operations for Fiscal 2025 to Fiscal 2024, except where indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Fiscal
	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$828,543	$869,604	$(41,061)	(4.7%)
Lilly Pulitzer	337,792	323,917	13,875	4.3%
Johnny Was	169,065	194,978	(25,913)	(13.3%)
Emerging Brands	142,879	128,428	14,451	11.3%
Corporate and Other	(445)	(326)	(119)	36.5%
Consolidated net sales	$1,477,834	$1,516,601	$(38,767)	(2.6%)
Consolidated net sales were $1,478 million in Fiscal 2025 compared to net sales of $1,517 million in Fiscal 2024. Net sales decreased in Tommy Bahama and Johnny Was, partially offset by increased sales in Lilly Pulitzer and Emerging Brands.
The decrease in net sales by distribution channel consisted of the following:
•a decrease in full-price retail store sales of $15 million, or 3%, including (1) a $16 million decrease in Tommy Bahama and (2) a $9 million decrease in Johnny Was. These decreases were partially offset by (1) a $5 million increase in Emerging Brands and (2) a $4 million increase in Lilly Pulitzer;
•a decrease in e-commerce sales of $13 million, or 3%, including (1) an $18 million decrease in Tommy Bahama and (2) an $11 million decrease in Johnny Was. These decreases were partially offset by (1) a $10 million increase in Emerging Brands and (2) a $7 million increase in Lilly Pulitzer;
•a decrease in wholesale sales of $13 million, or 5%, including (1) an $11 million decrease in Tommy Bahama, (2) a $5 million decrease in Johnny Was and (3) a $1 million decrease in Emerging Brands. These decreases were partially offset by a $3 million increase in Lilly Pulitzer;
•a decrease in outlet sales of $1 million, or 2%, including (1) a $1 million decrease in Johnny Was and (2) a $1 million decrease in Tommy Bahama; and
•an increase in food and beverage sales of $4 million, or 4%.
Tommy Bahama:
Tommy Bahama net sales decreased $41 million, or 5%, in Fiscal 2025, with a decrease in (1) e-commerce sales of $18 million, or 8%, (2) full-price retail sales of $16 million, or 5%, (3) wholesale sales of $11 million, or 8%, and (4) outlet sales of $1 million, or 1%. These decreases were partially offset by an increase in food and beverage sales of $4 million, or 4%. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Fiscal 2025	Fiscal 2024
Retail	45%	45%
E-commerce	25%	26%
Food and beverage	15%	13%
Wholesale	15%	16%
Total	100%	100%

Lilly Pulitzer:
Lilly Pulitzer net sales increased $14 million, or 4%, in Fiscal 2025, with an increase in each channel of distribution including an increase in (1) e-commerce sales of $7 million, or 4%, (2) retail sales of $4 million, or 3%, and (3) wholesale sales of $3 million, or 6%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Fiscal 2025	Fiscal 2024
Retail	34%	35%
E-commerce	49%	48%
Wholesale	17%	17%
Total	100%	100%
Johnny Was:
Johnny Was net sales decreased $26 million, or 13%, in Fiscal 2025, with a decrease in each channel of distribution including a decrease in (1) e-commerce sales of $11 million, or 13%, (2) full-price retail sales of $9 million, or 13%, (3) wholesale sales of $5 million, or 14% , and (4) outlet sales of $1 million, or 21%. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	Fiscal 2025	Fiscal 2024
Retail	38%	38%
E-commerce	43%	43%
Wholesale	19%	19%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales increased $14 million, or 11%, in Fiscal 2025. Net sales increased in TBBC, Duck Head and Southern Tide and were partially offset by decreased sales in Jack Rogers. The increase in net sales in Emerging Brands by distribution channel included increases in (1) e-commerce sales of $10 million, or 17%, and (2) retail sales of $5 million, or 27%, as we opened new retail locations. These increases were partially offset by a decrease in wholesale sales of $1 million, or 1%. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	Fiscal 2025	Fiscal 2024
Retail	19%	17%
E-commerce	47%	44%
Wholesale	34%	39%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating segments.

Gross Profit
The tables below present gross profit by reportable segment and Corporate and Other and in total for Fiscal 2025 and Fiscal 2024, as well as the change between those two periods and gross margin by reportable segment and Corporate and Other and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama	$512,142	$548,866	$(36,724)	(6.7%)
Lilly Pulitzer	211,864	209,025	2,839	1.4%
Johnny Was	105,206	127,094	(21,888)	(17.2%)
Emerging Brands	77,526	73,675	3,851	5.2%
Corporate and Other	(9,000)	(4,089)	(4,911)	NM %
Consolidated gross profit	$897,738	$954,571	$(56,833)	(6.0%)
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$8,416	$3,304

	Fiscal 2025	Fiscal 2024
Tommy Bahama	61.8%	63.1%
Lilly Pulitzer	62.7%	64.5%
Johnny Was	62.2%	65.2%
Emerging Brands	54.3%	57.4%
Corporate and Other	NM %	NM %
Consolidated gross margin	60.7%	62.9%
The decreased gross profit of 6% was primarily due to (1) the 3% decrease in net sales and (2) decreased consolidated gross margin. The decreased gross margin was primarily due to (1) approximately $30 million of increased cost of goods sold from additional tariffs enacted in Fiscal 2025, (2) a change in sales mix with a higher proportion of net sales occurring during promotional and clearance events at Tommy Bahama and Lilly Pulitzer and (3) a $5 million higher LIFO accounting charge in Fiscal 2025 compared to Fiscal 2024. These decreases were partially offset by (1) lower freight costs to customers due to improved carrier rates from contract renegotiations and (2) a change in sales mix with wholesale sales representing a lower proportion of net sales.
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
Lilly Pulitzer:
The lower gross margin for Lilly Pulitzer was primarily due to (1) increased cost of goods sold from additional tariffs implemented in Fiscal 2025, (2) a change in sales mix with a higher proportion of net sales occurring during promotional events, including e-commerce flash sales and (3) a change in sales mix with off-price wholesale sales representing a higher proportion of wholesale sales. These decreases were partially offset by lower freight costs to customers due to improved carrier rates from contract renegotiations.

Johnny Was:
The lower gross margin for Johnny Was was primarily due to (1) increased cost of goods sold from additional tariffs implemented in Fiscal 2025 and (2) a change in sales mix with full-price wholesale sales representing a lower proportion of wholesale sales. These decreases were partially offset by a change in sales mix with full-price retail and e-commerce sales representing a higher proportion of net sales resulting from fewer sales occurring during promotional and clearance events.
Emerging Brands:
The lower gross margin for Emerging Brands was primarily due to (1) increased cost of goods sold from additional tariffs implemented in Fiscal 2025 and (2) higher markdowns during promotional and clearance events. These decreases were partially offset by a change in sales mix with wholesale sales representing a lower proportion of net sales.
Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments that resulted in a $5 million higher charge in Fiscal 2025 compared to Fiscal 2024.
SG&A

	Fiscal 2025	Fiscal 2024	$ Change	% Change
SG&A	$817,922	$786,977	$30,945	3.9%
SG&A (as a % of net sales)	55.3%	51.9%
Notable items included in amounts above:
Johnny Was organizational realignment initiatives	$2,939	$—
Johnny Was Distribution Center relocation costs	$—	$3,046
SG&A was $818 million in Fiscal 2025 compared to SG&A of $787 million in Fiscal 2024 with approximately $15 million, or 47%, of the increase due to the increase in bricks and mortar retail locations. The 4% increase in total SG&A in Fiscal 2025 included the following, each of which includes the SG&A of the new bricks and mortar locations:
•$13 million increase in employment costs driven primarily by new bricks and mortar retail locations, increased incentive compensation and increased medical benefit costs;
•$8 million increase in software subscription related costs;
•$6 million increase in occupancy costs driven primarily by new bricks and mortar retail locations;
•$6 million increase in consulting and professional services related costs; and
•$5 million increase in the provision for credit losses primarily due to the Saks Global bankruptcy.
These increases were partially offset by:
•$7 million decrease in advertising costs; and
•$1 million decrease in miscellaneous expenses including samples, supplies and travel related costs.

Depreciation and Amortization

	Fiscal 2025	Fiscal 2024	$ Change	% Change
Depreciation and amortization	$65,899	$67,872	$(1,973)	(2.9%)
Depreciation and amortization (as a % of net sales)	4.5%	4.5%
Notable items included in amounts above:
Amortization of Johnny Was intangible assets	$7,734	$10,870
The lower depreciation and amortization expense was primarily driven by a $3 million decrease in amortization of intangible assets. This decrease was partially offset by a $2 million increase in depreciation expense primarily driven by a $6 million increase in depreciation related to new retail stores and Marlin Bar locations and partially offset by decreases in other classes of assets.
Impairment of goodwill, intangible assets and equity method investments
We performed interim impairment assessments in the Third Quarter of Fiscal 2025 that resulted in noncash impairment charges for goodwill and intangible assets totaling $61 million, including $57 million related to Johnny Was intangible assets, which is included in our Johnny Was reportable segment, and $4 million related to Jack Rogers intangible assets and goodwill, which is included in our Emerging Brands reportable segment.
For both Johnny Was and Jack Rogers, the impairment charges reflect the recent declines in net sales and operating results, partially due to U.S. import tariffs implemented in Fiscal 2025, performance below forecasted expectations and negative revisions to projected results. Refer to “Note 5—Intangible Assets and Goodwill” for additional disclosure regarding the impairment charges recognized during Fiscal 2025. There were no other impairment charges for goodwill, intangible assets or equity method investments in Fiscal 2025.
There were no impairment charges for goodwill, intangible assets or equity method investments in Fiscal 2024.
Royalties and other operating income

	Fiscal 2025	Fiscal 2024	$ Change	% Change
Royalties and other operating income	$15,779	$19,314	$(3,535)	(18.3)%
Royalties and other operating income typically consist of royalty income received from third parties from the licensing of our brands. The decreased royalties and other operating income during Fiscal 2025 was primarily due to decreased royalty income in Tommy Bahama reflecting the lower sales of our licensing partners that were negatively impacted by the additional U.S. import tariffs enacted in Fiscal 2025.
Operating income (loss)

	Fiscal 2025	Fiscal 2024	$ Change	% Change
Operating income (loss)	$(31,284)	$119,036	$(150,320)	(126.3%)
Operating income (loss) (as a % of net sales)	(2.1%)	7.8%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$8,416	$3,304
Johnny Was organizational realignment initiatives	$2,939	$—
Amortization of Johnny Was intangible assets	$7,734	$10,870
Johnny Was intangible asset impairment charge	$57,000	$—
Jack Rogers intangible asset and goodwill impairment charge	$3,980	$—
Johnny Was Distribution Center relocation costs	$—	$3,046
Operating loss was $31 million in Fiscal 2025 compared to operating income of $119 million in Fiscal 2024. The decreased operating results were primarily due to (1) noncash impairment charges of $61 million primarily related to Johnny Was recognized during Fiscal 2025, (2) decreased net sales, (3) lower gross margin, (4) increased SG&A and (5)

decreased royalties and other operating income. These decreases were partially offset by decreased depreciation and amortization expenses.
Interest expense, net

	Fiscal 2025	Fiscal 2024	$ Change	% Change
Interest expense, net	$6,870	$2,468	$4,402	178.4%
The higher interest expense in Fiscal 2025 was primarily due to higher average outstanding debt during Fiscal 2025 than Fiscal 2024.
Income taxes

	Fiscal 2025	Fiscal 2024	$ Change	% Change
Income tax expense (benefit)	$(10,265)	$23,595	$(33,860)	(143.5)%
Effective tax rate	26.9%	20.2%
Our effective tax rate will vary from period to period from a typical annual effective tax rate of approximately 25% based on various factors including, but not limited to, the geographic mix of earnings, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies. Refer to Note 11 of our consolidated financial statements included in this report for our income tax rate reconciliation and other information about our income tax expense (benefit) for Fiscal 2025 and Fiscal 2024.

For Fiscal 2025, our effective tax rate was 26.9%, which primarily reflects the unfavorable net discrete tax expense for shortfalls in stock-based compensation vesting during Fiscal 2025. This unfavorable factor was partially offset by (1) favorable U.S. federal return-to-provision adjustments primarily related to an increase in the research and development tax credit and benefits associated with certain adjustments pertaining to U.S. taxation on foreign earnings, (2) the benefit derived from a reduction in income tax expense as a result of the receipt of interest from a U.S. federal income tax receivable and (3) the remeasurement of deferred tax balances due to changes in state tax rates.

For Fiscal 2024, our effective income tax rate was 20.2%, which primarily reflects (1) the benefit derived from an increase in research and development tax credits, (2) a reduction in income tax expense as a result of the receipt of interest from a U.S. federal net operating loss ("NOL") carryback claim, (3) a benefit attributable to the vesting of restricted stock awards at a price exceeding the grant date fair value, (4) favorable effects of changes in the fair value of life insurance policies and (5) benefits associated with certain adjustments pertaining to U.S. taxation on foreign earnings. These favorable items were partially offset by (1) unfavorable items related to the non-deductible amounts associated with executive compensation and (2) an increase in uncertain tax positions.
Net earnings

	Fiscal
	Fiscal 2025	Fiscal 2024
Net sales	$1,477,834	$1,516,601
Operating income (loss)	$(31,284)	$119,036
Net earnings (loss)	$(27,889)	$92,973
Net earnings (loss) per diluted share	$(1.86)	$5.87
Weighted average shares outstanding - diluted	14,963	15,827
Net loss per diluted share was $1.86 in Fiscal 2025 compared to net earnings per diluted share of $5.87 in Fiscal 2024. The decrease in net earnings in Fiscal 2025 was due to (1) noncash impairment charges of $61 million primarily related to Johnny Was recognized during Fiscal 2025, (2) decreased net sales, (3) lower gross margin, (4) increased SG&A, (5) increased interest expense and (6) decreased royalties and other operating income. These decreases were partially offset by decreased depreciation and amortization expenses.

EBITDA

	Fiscal 2025	Fiscal 2024	$ Change	% Change
Tommy Bahama Segment EBITDA	$94,586	$146,279	$(51,693)	(35.3)%
Lilly Pulitzer Segment EBITDA	$52,139	$58,148	(6,009)	(10.3)%
Johnny Was Segment EBITDA	$(8,538)	$7,529	(16,067)	(213.4)%
Emerging Brands Segment EBITDA	$4,743	$9,892	(5,149)	(52.1)%
Corporate and Other EBITDA	$(47,335)	$(34,940)	(12,395)	(35.5)%
Adjusted EBITDA	$95,595	$186,908	$(91,313)	(48.9)%
Adjusted EBITDA as a % of net sales	6.5%	12.3%
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$8,416	$3,304
Johnny Was organizational realignment initiatives	$2,939	$—
Johnny Was Distribution Center relocation costs	$—	$3,046
Adjusted EBITDA was $96 million in Fiscal 2025 compared to $187 million in Fiscal 2024. The decreased Adjusted EBITDA was primarily due to lower segment EBITDA in all operating segments and in Corporate and Other. Changes in segment EBITDA by operating segment are discussed below.
Tommy Bahama:

	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$828,543	$869,604	$(41,061)	(4.7%)
Gross profit	$512,142	$548,866	$(36,724)	(6.7%)
Gross margin	61.8%	63.1%
Segment EBITDA	$94,586	$146,279	$(51,693)	(35.3)%
Segment EBITDA as % of net sales	11.4%	16.8%
The decreased segment EBITDA for Tommy Bahama was due to (1) decreased net sales, (2) increased SG&A and (3) lower gross margin. The increased SG&A was primarily due to (1) $9 million of higher SG&A associated with new retail store and Marlin Bar locations with retail and food and beverage operations, including related employment costs, occupancy costs and administrative expenses and (2) $2 million of increased software subscription and consulting costs. These increases were partially offset by $1 million of decreased variable and distribution costs primarily driven by lower sales.
Lilly Pulitzer:

	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$337,792	$323,917	$13,875	4.3%
Gross profit	$211,864	$209,025	$2,839	1.4%
Gross margin	62.7%	64.5%
Segment EBITDA	$52,139	$58,148	$(6,009)	(10.3)%
Segment EBITDA as % of net sales	15.4%	18.0%
The decreased segment EBITDA for Lilly Pulitzer was primarily due to (1) increased SG&A and (2) lower gross margin. These decreases were partially offset by increased net sales. The increased SG&A was primarily due to (1) $5 million of increased software subscription and consulting expenses, (2) $3 million of increased variable and distribution costs primarily driven by higher sales and (3) $1 million of higher SG&A associated with new retail store locations, including related employment costs, occupancy costs and administrative expenses. These increases were partially offset by $2 million of decreased advertising costs.

Johnny Was:

	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$169,065	$194,978	$(25,913)	(13.3%)
Gross profit	$105,206	$127,094	$(21,888)	(17.2%)
Gross margin	62.2%	65.2%
Segment EBITDA	$(8,538)	$7,529	$(16,067)	(213.4)%
Segment EBITDA as % of net sales	(5.1)%	3.9%
Notable items included in amounts above:
Johnny Was organizational realignment initiatives	$2,939	$—
Johnny Was Distribution Center relocation costs	$—	$3,046
The decreased segment EBITDA for Johnny Was was primarily due to (1) decreased net sales and (2) lower gross margin. These decreases were partially offset by decreased SG&A. The decreased SG&A was primarily due to (1) $6 million of decreased advertising costs, (2) $3 million of decreased variable and distribution costs primarily due to lower sales and (3) the absence of $3 million in Johnny Was Distribution Center relocation costs incurred during Fiscal 2024. These decreases were partially offset by (1) a $3 million increase in the provision for credit losses primarily driven by the Saks Global bankruptcy and (2) $3 million of costs associated with organizational realignment initiatives.
Emerging Brands:

	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$142,879	$128,428	$14,451	11.3%
Gross profit	$77,526	$73,675	$3,851	5.2%
Gross margin	54.3%	57.4%
Segment EBITDA	$4,743	$9,892	$(5,149)	(52.1)%
Segment EBITDA as % of net sales	3.3%	7.7%
The decreased segment EBITDA for Emerging Brands was primarily due to (1) increased SG&A and (2) lower gross margin. These decreases were partially offset by increased net sales. The increased SG&A was primarily due to new retail store operations, including related employment costs, occupancy costs and administrative expenses.
Corporate and Other:

	Fiscal 2025	Fiscal 2024	$ Change	% Change
Net sales	$(445)	$(326)	$(119)	NM %
Gross profit	$(9,000)	$(4,089)	$(4,911)	NM %
Corporate EBITDA	$(47,335)	$(34,940)	$(12,395)	NM %
Notable items included in amounts above:
LIFO adjustments in Corporate and Other	$8,416	$3,304
The decreased Corporate EBITDA was primarily due to (1) increased SG&A and (2) a higher LIFO accounting charge. The increased SG&A was primarily due to (1) $4 million of increased employment costs primarily driven by increased incentive compensation and medical benefit costs, (2) $3 million of increased professional and consulting costs and (3) $2 million of increased costs associated with the project to build a new distribution center in Lyons, Georgia.

Non-GAAP Financial Measures
The following tables set forth reconciliations of net earnings (loss) to EBITDA and Adjusted EBITDA. EBITDA is calculated as net sales less cost of goods sold and total SG&A, and it excludes income tax expense (benefit), interest expense, net and depreciation and amortization. Adjusted EBITDA is EBITDA less other infrequent operating charges (impairments of goodwill, intangible assets and equity method investments). We believe that the presentation of EBITDA and Adjusted EBITDA, which are not GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provide meaningful supplemental information to both management and investors that is indicative of our core operations. We believe that EBITDA is a useful measure of operating performance because it helps us, analysts, investors, and other interested parties assess the underlying profitability of our operations before the effects of certain net expenses that directly arise from our capital investment decisions (depreciation, amortization), financing decisions (interest) and tax strategies (income taxes). Adjusted EBITDA helps us, analysts, investors, and other interested parties evaluate our operating performance on a comparable basis from period-to-period so that we can better understand the ongoing factors and trends affecting our business operations. We also use Adjusted EBITDA, to forecast our performance, evaluate our actual results against our forecasts and compare our results to others in the industries that we serve. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. The table below showing consolidated totals reconciles GAAP net earnings (loss) to EBITDA and Adjusted EBITDA:

	Fiscal 2025	Fiscal 2024
GAAP net income (loss)	$(27,889)	$92,973
Depreciation and amortization	65,899	67,872
Interest expense, net	6,870	2,468
Income tax expense (benefit)	(10,265)	23,595
EBITDA	$34,615	$186,908
Impairment of goodwill, intangible assets and equity method investments	60,980	—
Adjusted EBITDA	$95,595	$186,908
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

Working Capital

($ in thousands)	January 31, 2026	February 1, 2025	$ Change	% Change
Total current assets	$292,446	$292,782	$(336)	(0.1)%
Total current liabilities	$265,303	$248,275	17,028	6.9%
Working capital	$27,143	$44,507	$(17,364)	(39.0)%
Working capital ratio	1.10	1.18
Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets as of January 31, 2026 were comparable to February 1, 2025. Decreases in current assets included decreases in (1) receivables of $5 million, (2) inventories of $2 million and (3) cash and cash equivalents of $1 million. These decreases were offset by an increase in prepaid expenses and other current assets of $8 million. Current liabilities as of January 31, 2026 increased from February 1, 2025 primarily due to increases in (1) accrued compensation of $6 million, (2) current operating lease liabilities of $6 million and (3) other accrued expenses and liabilities of $5 million.
Balance Sheet
The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances as of January 31, 2026 as compared to February 1, 2025.
Current Assets:

	January 31, 2026	February 1, 2025	$ Change	% Change
Cash and cash equivalents	$8,129	$9,470	$(1,341)	(14.2)%
Receivables, net	72,957	77,756	(4,799)	(6.2)%
Inventories, net	165,284	167,287	(2,003)	(1.2)%
Prepaid expenses and other current assets	46,076	38,269	7,807	20.4%
Total current assets	$292,446	$292,782	$(336)	(0.1)%
Cash and cash equivalents were $8 million as of January 31, 2026, compared to $9 million as of February 1, 2025. The cash and cash equivalents balance as of January 31, 2026 and February 1, 2025 represent typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement.
The decreased receivables, net as of January 31, 2026, was due primarily to (1) a decrease in insurance receivables of $6 million related to payments received in Fiscal 2025 and (2) an increase in the provision for credit losses of $5 million. These decreases were partially offset by an increase in income tax receivables of $6 million. Income tax receivables are now presented within receivables, net, to provide a more concise and meaningful presentation.
Inventories, net, included a $92 million and $85 million LIFO reserve as of January 31, 2026, and February 1, 2025, respectively. The increase in the LIFO reserve was partially offset by slight inventory increases in all operating segments, with the exception of Johnny Was, driven primarily by increased tariffs. As of January 31, 2026, we had $11 million of additional costs capitalized into inventory related to the U.S. tariffs implemented in Fiscal 2025.
The increased prepaid expenses and other current assets as of January 31, 2026, was primarily due to increases in prepaid software costs.

Non-current Assets:

	January 31, 2026	February 1, 2025	$ Change	% Change
Property and equipment, net	$325,597	$272,690	$52,907	19.4%
Intangible assets, net	189,411	257,915	(68,504)	(26.6)%
Goodwill	25,604	27,383	(1,779)	(6.5)%
Operating lease assets	379,898	364,436	15,462	4.2%
Other assets, net	61,838	54,279	7,559	13.9%
Deferred income taxes	34,164	20,320	13,844	68.1%
Total non-current assets	$1,016,512	$997,023	$19,489	2.0%
Property and equipment, net as of January 31, 2026, increased as capital expenditures primarily relating to the project to build a new distribution center in Lyons, Georgia and the opening of new Tommy Bahama Marlin Bars and retail stores across our portfolio exceeded depreciation during Fiscal 2025.
The decrease in intangible assets, net as of January 31, 2026, was primarily due to the $59 million of intangible asset impairment charges primarily related to Johnny Was during Fiscal 2025, as discussed in Note 5 to the consolidated financial statements. Intangible assets, net decreased further due to the amortization of intangible assets acquired in the acquisition of Johnny Was.
The decrease in goodwill as of January 31, 2026, was primarily due to the $2 million goodwill impairment charge related to Jack Rogers during Fiscal 2025, as discussed in Note 5 to the consolidated financial statements.
Operating lease assets as of January 31, 2026, increased primarily due to the addition of new leased locations, or the extension of existing leased locations, exceeding the recognition of amortization related to existing operating leases and the termination or reduced term of certain operating leases.
Other assets as of January 31, 2026, increased primarily due to (1) an increase in capitalizable implementation costs associated with cloud computing arrangements and (2) an increase in the fair value of life insurance policies associated with our deferred compensation plans.
Deferred income taxes increased as of January 31, 2026, due primarily to the recognition of deferred tax benefits associated with the impairment charges related to Johnny Was and Jack Rogers.
Liabilities:

	January 31, 2026	February 1, 2025	$ Change	% Change
Total current liabilities	$265,303	$248,275	$17,028	6.9%
Long-term debt	116,443	31,105	85,338	274.4%
Non-current portion of operating lease liabilities	382,492	359,366	23,126	6.4%
Other non-current liabilities	29,883	28,499	1,384	4.9%
Total liabilities	$794,121	$667,245	$126,876	19.0%
Current liabilities increased as of January 31, 2026, primarily due to (1) accrued compensation of $6 million primarily due to increased accrued incentive compensation, (2) current operating lease liabilities of $6 million primarily due to the opening of new retail stores and (3) other accrued expenses and liabilities of $5 million primarily due to an increase in accrued duties and tariffs.
The increase in long-term debt as of January 31, 2026, was the result of (1) lower net earnings, (2) capital expenditures primarily associated with the project to build a new distribution center in Lyons, Georgia, (3) share repurchases, (4) payments of dividends and (5) working capital requirements exceeding cash flow from operations.

The non-current portion of operating lease liabilities increased as of January 31, 2026, due to the addition of new leased locations, and the extension of existing leased locations, exceeding the payments related to existing operating leases and the termination or reduced term of certain operating leases.
The increase in other non-current liabilities as of January 31, 2026, was the result of increases in legal related reserves.
Statement of Cash Flows
The following table sets forth the net cash flows resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cash provided by operating activities	$119,646	$194,032	$244,284
Cash used in investing activities	(108,400)	(143,270)	(83,981)
Cash used in financing activities	(12,894)	(48,607)	(161,172)
Net change in cash and cash equivalents	$(1,648)	$2,155	$(869)
Changes in cash flows in Fiscal 2025 and Fiscal 2024 related to operating activities, investing activities and financing activities are discussed below.
Operating Activities:
In Fiscal 2025 and Fiscal 2024, operating activities provided $120 million and $194 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including impairment charges, depreciation, amortization, equity-based compensation, gains on sale of assets and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities.
In Fiscal 2025, changes in operating assets and liabilities had a favorable impact on cash flow from operations. Increases in noncurrent liabilities and current liabilities and decreases in receivables and inventories increased cash flow from operations. These increases were partially offset by an increase in other noncurrent assets, prepaid expenses and other current assets and income tax receivables, which decreased cash flow from operations. In Fiscal 2024 changes in operating assets and liabilities had a favorable impact on cash flow from operations primarily driven by income tax receivables. We received $19 million in income tax receivables in Fiscal 2024 associated with the benefit of the Fiscal 2020 operating losses filed in Fiscal 2021, which was partially offset by a $5 million receivable associated with our Fiscal 2023 tax return filed in Fiscal 2024. Other changes had a slightly unfavorable impact on cash flow from operations driven by increases in inventories and receivables that decreased cash flow from operations partially offset by an increase in current liabilities and a decrease in prepaid expenses that increased cash flow from operations.
Investing Activities:
In Fiscal 2025 and Fiscal 2024, investing activities used $108 million and $143 million of cash, respectively. On an ongoing basis, our cash flow primarily consists of our capital expenditures, which totaled $108 million and $134 million in Fiscal 2025 and Fiscal 2024, respectively. The decrease in Fiscal 2025 was primarily due to the opening of fewer new retail stores and Tommy Bahama Marlin Bars in Fiscal 2025 than in Fiscal 2024. We also spent $54 million of capital expenditures related to the new distribution center in Lyons, Georgia in Fiscal 2025 compared to $69 million in Fiscal 2024.
During Fiscal 2024, we paid $8 million associated with acquisitions, including the acquisition of intellectual property rights at Lilly Pulitzer and two former Lilly Pulitzer Signature Stores.
Financing Activities:
In Fiscal 2025 and Fiscal 2024, financing activities used $13 million and $49 million of cash, respectively. If net cash requirements exceed our net cash flows, we may borrow amounts from our U.S. Revolving Credit Agreement consistent with our use of long-term debt to satisfy cash flow needs during Fiscal 2025. Alternatively, to the extent we are in a net debt position, if net cash requirements are less than our net cash flows, we may repay amounts outstanding on our U.S. Revolving Credit Agreement, if any.
In Fiscal 2025, we also repurchased $55 million of shares, paid $42 million of dividends and repurchased $2 million of shares to cover employee tax liabilities related to the vesting of shares of our common stock. In Fiscal 2024, we paid $43 million of dividends and repurchased $6 million of shares to cover employee tax liabilities related to the vesting of shares of our common stock.
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
The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 5% as of January 31, 2026), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of January 31, 2026, and February 1, 2025, totaled $5 million and $5 million, respectively.
As of January 31, 2026 and February 1, 2025, we had $116 million and $31 million, respectively, of borrowings outstanding and $203 million and $289 million in unused availability, respectively, under the U.S. Revolving Credit Agreement.

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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2025 and as of January 31, 2026, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement or the Prior Credit Agreement, as applicable, as the minimum availability threshold was met at all times. As of January 31, 2026, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.
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
These leases require us to make a substantial amount of cash payments on an annual basis. Base rent amounts required to be paid in the future over the remaining lease terms under our existing leases as of January 31, 2026, totaled $572 million, including $88 million, $80 million, $78 million, $62 million and $52 million of required payments in each of the next five years. Additionally, amounts for real estate taxes, sales tax, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases are required to be paid in the future, but the amounts payable in future periods are, in most cases, not quantified in the lease agreement or are dependent on factors which may not be known at this time. Such amounts incurred in Fiscal 2025 totaled $41 million.
Refer to Note 1 and Note 7 of our consolidated financial statements for additional disclosures about our operating lease agreements and related commitments.
Capital Expenditures:
Capital expenditures of $108 million for Fiscal 2025 decreased compared to the $134 million in Fiscal 2024. The decrease in Fiscal 2025 was primarily due to the opening of fewer new retail stores and Tommy Bahama Marlin Bars in Fiscal 2025 than in Fiscal 2024. We also spent $54 million of capital expenditures related to the new distribution center in Lyons, Georgia in Fiscal 2025 compared to $69 million in Fiscal 2024. Our capital expenditure amounts in future years will fluctuate from the amounts incurred in Fiscal 2025 and prior years depending on the investments we believe appropriate for that year to support future expansion of our businesses.

Dividends:
On March 23, 2026, our Board of Directors approved a cash dividend of $0.70 per share payable on May 1, 2026 to shareholders of record as of the close of business on April 17, 2026.
Although we have paid dividends each quarter since we became a public company in July 1960, including $42 million in total, or $2.76 per common share, in Fiscal 2025, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends. For details about limitations on our ability to pay dividends, see the discussion of our U.S. Revolving Credit Agreement above and in Note 6 of our consolidated financial statements contained in this report.
Share Repurchases:
On December 10, 2024, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock. During Fiscal 2025, we repurchased 842,007 shares of our common stock at an average price of $59.38 for $50 million as part of an open market repurchase program (Rule 10b5-1 plan) under the December 10, 2024 authorization.
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During Fiscal 2025, we repurchased 114,477 shares of our common stock at an average price of $40.46 for $5 million in open market repurchases under the March 24, 2025 authorization.
We repurchased a total of 956,484 shares in open market repurchases at an average price of $57.12 for $55 million during Fiscal 2025. As of January 31, 2026, $95 million remained under the Board of Directors' authorization.
We repurchased no shares in open market transactions in Fiscal 2024 and $20 million in Fiscal 2023.
Additionally, during Fiscal 2025, Fiscal 2024 and Fiscal 2023, we purchased $2 million, $6 million and $10 million, respectively, of shares from our employees to cover employee tax liabilities related to the vesting of shares of our stock.
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
In our direct to consumer operations, which represented 82% of our consolidated net sales in Fiscal 2025, consumers have certain rights to return product within a specified period and are eligible for certain point of sale discounts. We make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. As of January 31, 2026, our direct to consumer return reserve liability was $9 million compared to $10 million as of February 1, 2025. A 10% change in the direct to consumer sales return reserve as of January 31, 2026 would have had an impact of less than $1 million on net earnings in Fiscal 2025.
In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale accounts for certain products. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. Significant considerations in determining our estimates for these amounts for wholesale customers may include historical and current trends, agreements with customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. As of January 31, 2026 and February 1, 2025, our total reserves for discounts, returns and allowances for our wholesale businesses were $3 million and $3 million, respectively. If these allowances changed by 10% it would have had an impact of approximately $1 million on net earnings in Fiscal 2025.
We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. We recognize estimated provisions for credit losses based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends, and the risk characteristics of the receivables, each of which is subjective and requires certain assumptions. As of January 31, 2026 and February 1, 2025, our provision for credit losses for our wholesale receivables was $4 million and $1 million, respectively. The increase in the provision was primarily due to losses associated with the bankruptcy of two wholesale customers. If the provision for credit losses changed by 10% it would have had an impact of less than $1 million on net earnings in Fiscal 2025.
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
For consolidated financial reporting, $153 million, or 93%, of our inventories were valued at the lower of the last-in, first-out (“LIFO”) cost or market after deducting the $92 million LIFO reserve as of January 31, 2026. The remaining $12 million of our inventories were valued at the lower of FIFO cost or market as of January 31, 2026. LIFO reserves are based on the Producer Price Index (“PPI”) as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value.

As of January 31, 2026, we had recorded a reserve of $1 million related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of such markdowns would have had an impact of less than $1 million on net earnings in Fiscal 2025. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method that is not marked down in excess of our LIFO reserve typically would not be expected to have a material impact on our consolidated financial statements. A change in inventory levels, the mix of inventory by category or the PPI at the end of future fiscal years compared to amounts as of January 31, 2026 could result in a material impact on our consolidated financial statements in the future.
Given the significant amount of uncertainty surrounding the year-end LIFO calculation, including the estimate of year-end inventory balances, the proportion of inventory in each category and the year-end PPI, we have not typically adjusted our LIFO reserve in the first three quarters of a fiscal year. However, due to changes in the levels of inflation throughout Fiscal 2025, in addition to our Fourth Quarter adjustment at the end of Fiscal 2025, we also recognized an adjustment to the LIFO reserve in the Third Quarter of Fiscal 2025. Our policy of typically not adjusting the LIFO reserve at interim periods may result in significant LIFO accounting adjustments in the fourth quarter of a fiscal year. We do recognize changes in markdown reserves during each quarter of the fiscal year as those amounts can be estimated on an interim basis.
Business Combinations
From time-to-time, we make strategic acquisitions that may have a material effect on our consolidated results of operations and financial position. The measurement principle for the assets acquired and the liabilities assumed in a business combination is at estimated fair value as of the acquisition date, with certain exceptions.
At acquisition, we use estimates that can be complex and require significant judgments to record the fair value of purchased intangible assets, which primarily consist of trademarks, as well as customer relationships and reacquired rights. The fair values and useful lives of these intangible assets are estimated based on our assessment as well as independent third party appraisals in some cases. Additionally, at acquisition we must determine whether the intangible asset has an indefinite or finite life and account for it accordingly. Refer to “Note 5—Intangible Assets and Goodwill” for additional details about intangible assets.
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

Goodwill and Intangible Assets, net
We test goodwill for impairment at the reporting unit level annually on the first day of the fourth quarter and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option to first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired to determine whether it is necessary to perform the quantitative impairment test. We also have the option to bypass the qualitative assessment entirely for any reporting unit in any period and proceed directly to performing the quantitative impairment test. For each impairment test of goodwill in Fiscal 2025, Fiscal 2024 and Fiscal 2023, we bypassed the qualitative test option and instead performed a quantitative test.
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
In the Third Quarter of Fiscal 2025, we recognized goodwill and indefinite-lived intangible assets impairment charges totaling $59 million, including $57 million related to Johnny Was intangible assets and $2 million related to Jack Rogers goodwill. Refer to “Note 5—Intangible Assets and Goodwill Intangible” for discussion of the impairment charges recognized in Fiscal 2025. The indefinite-lived trademark associated with Johnny Was and goodwill associated with Jack Rogers, that were both acquired in recent years and impaired and adjusted to fair value during Fiscal 2025, had the least excess of fair value over book value as of January 31, 2026 and February 1, 2025. Thus, if the Johnny Was and Jack Rogers businesses do not achieve the anticipated growth and profitability in future years, or if other significant estimates and assumptions change, additional impairments of the Johnny Was and Jack Rogers intangible assets could be necessary in the future.

No goodwill and indefinite-lived intangible assets impairment charges were recognized in Fiscal 2024.
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
In the Third Quarter of Fiscal 2025, we recognized finite-lived intangible assets impairment charges of $2 million related to Jack Rogers. Refer to “Note 5—Intangible Assets and Goodwill” for discussion of the impairment charges recognized in Fiscal 2025. If the Jack Rogers business does not achieve anticipated growth and profitability in future years, or if other significant estimates and assumptions change, additional impairments of the Jack Rogers intangible assets could be necessary in the future.
No finite-lived intangible assets impairment charges were recognized in Fiscal 2024.
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
We are subject to income taxes in the U.S. and certain other foreign jurisdictions and are periodically under audit by tax authorities. The final determination of tax audits could be materially different from historical outcomes and may adversely impact our tax expense and cash flows. An increase in our consolidated income tax expense rate from 26.9% to

27.9% during Fiscal 2025 would have changed net earnings by less than $1 million. See Note 11 of our consolidated financial statements included in this report for further discussion of income taxes.
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
As of January 31, 2026, we had $116 million of borrowings outstanding under our U.S. Revolving Credit Agreement. We do not consider that amount to necessarily be indicative of the average borrowings outstanding expected for Fiscal 2026 due to our expectation that we will decrease debt levels during Fiscal 2026. Our expected cash flows from operations will be used to reduce borrowings outstanding as we expect planned capital expenditures to be reduced significantly in Fiscal 2026 compared to Fiscal 2025 due to the completion of the Lyons, Georgia distribution center and the opening of fewer new brick and mortar retail locations along with fewer share repurchases, if any. As of January 31, 2026, the weighted average interest rate on our borrowings was 5%, which includes borrowings pursuant to arrangements based on the Term Secured Overnight Financing Rate or the lender’s prime rate plus an applicable margin. Using the $116 million of variable-rate debt outstanding as of January 31, 2026 as an example, a 100 basis point increase in interest rates would increase interest expense by $1 million.
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

Item 8.   Financial Statements and Supplementary Data
OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par amounts)

	January 31, 2026	February 1, 2025
ASSETS
Current Assets
Cash and cash equivalents	$8,129	$9,470
Receivables, net	72,957	77,756
Inventories, net	165,284	167,287
Prepaid expenses and other current assets	46,076	38,269
Total Current Assets	$292,446	$292,782
Property and equipment, net	325,597	272,690
Intangible assets, net	189,411	257,915
Goodwill	25,604	27,383
Operating lease assets	379,898	364,436
Other assets, net	61,838	54,279
Deferred income taxes	34,164	20,320
Total Assets	$1,308,958	$1,289,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$104,622	$104,825
Accrued compensation	28,805	22,309
Current portion of operating lease liabilities	64,506	58,711
Accrued expenses and other liabilities	67,370	62,430
Total Current Liabilities	$265,303	$248,275
Long-term debt	116,443	31,105
Non-current portion of operating lease liabilities	382,492	359,366
Other non-current liabilities	29,883	28,499
Shareholders’ Equity
Common stock, $1.00 par value per share	14,887	15,707
Additional paid-in capital	205,689	190,816
Retained earnings	295,974	419,713
Accumulated other comprehensive loss	(1,713)	(3,676)
Total Shareholders’ Equity	$514,837	$622,560
Total Liabilities and Shareholders’ Equity	$1,308,958	$1,289,805
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ and shares in thousands, except per share amounts)

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net sales	$1,477,834	$1,516,601	$1,571,475
Cost of goods sold	580,096	562,030	575,890
Gross profit	$897,738	$954,571	$995,585
Operating expenses
SG&A	817,922	786,977	756,639
Depreciation and amortization	65,899	67,872	64,066
Impairment of goodwill, intangible assets and equity method investments	60,980	—	113,611
Total Operating expenses	$944,801	$854,849	$934,316
Royalties and other operating income	15,779	19,314	19,713
Operating income (loss)	$(31,284)	$119,036	$80,982
Interest expense, net	6,870	2,468	6,036
Earnings (loss) before income taxes	$(38,154)	$116,568	$74,946
Income tax expense (benefit)	(10,265)	23,595	14,243
Net earnings (loss)	$(27,889)	$92,973	$60,703

Net earnings (loss) per share:
Basic	$(1.86)	$5.94	$3.89
Diluted	$(1.86)	$5.87	$3.82
Weighted average shares outstanding:
Basic	14,963	15,665	15,590
Diluted	14,963	15,827	15,906
Dividends declared per share	$2.76	$2.68	$2.60
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net earnings (loss)	$(27,889)	$92,973	$60,703
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	1,963	(941)	(911)
Comprehensive income (loss)	$(25,926)	$92,032	$59,792
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
January 28, 2023	$15,774	$172,175	$370,145	$(1,824)	$556,270
Net earnings and other comprehensive income (loss)	—	—	60,703	(911)	59,792
Shares issued under equity plans	144	1,767	—	—	1,911
Compensation expense for equity awards	—	14,473	—	—	14,473
Repurchase of shares	(289)	(9,848)	(19,856)	—	(29,993)
Cash dividends declared and paid	—	—	(41,539)	—	(41,539)
February 3, 2024	$15,629	$178,567	$369,453	$(2,735)	$560,914
Net earnings and other comprehensive income (loss)	—	—	92,973	(941)	92,032
Shares issued under equity plans	134	1,718	—	—	1,852
Compensation expense for equity awards	—	16,674	—	—	16,674
Repurchase of shares	(56)	(6,143)	(2)	—	(6,201)
Cash dividends declared and paid	—	—	(42,711)	—	(42,711)
February 1, 2025	$15,707	$190,816	$419,713	$(3,676)	$622,560
Net earnings (loss) and other comprehensive income (loss)	—	—	(27,889)	1,963	(25,926)
Shares issued under equity plans	178	1,445	—	—	1,623
Compensation expense for equity awards	—	15,679	—	—	15,679
Repurchase of shares	(998)	(2,251)	(54,218)	—	(57,467)
Cash dividends declared and paid	—	—	(41,632)	—	(41,632)
January 31, 2026	$14,887	$205,689	$295,974	$(1,713)	$514,837
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cash Flows From Operating Activities:
Net earnings (loss)	$(27,889)	$92,973	$60,703
Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
Depreciation	56,216	55,872	49,323
Amortization of intangible assets	9,683	12,000	14,743
Impairment of goodwill, intangible assets and equity method investments	60,980	—	113,611
Impairment of property and equipment	1,323	1,174	584
Equity compensation expense	15,679	16,674	14,473
Impairment of operating lease assets	—	1,303	—
Gain on sale of property and equipment	—	—	(1,756)
Amortization of deferred financing costs	385	385	569
Deferred income taxes	(13,607)	3,825	(23,890)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	10,772	(7,654)	(14,994)
Inventories, net	3,185	(8,237)	62,507
Income tax receivable	(5,868)	14,225	(109)
Prepaid expenses and other current assets	(7,785)	4,755	(4,931)
Current liabilities	15,436	9,523	(28,069)
Other non-current assets, net	(22,082)	(124,199)	(25,220)
Other non-current liabilities	23,218	121,413	26,740
Cash provided by operating activities	$119,646	$194,032	$244,284
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(28)	(7,688)	(11,975)
Purchases of property and equipment	(108,339)	(134,231)	(74,098)
Proceeds from the sale of property, plant and equipment	—	—	2,125
Other investing activities	(33)	(1,351)	(33)
Cash used in investing activities	$(108,400)	$(143,270)	$(83,981)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(450,889)	(401,580)	(477,350)
Proceeds from revolving credit arrangements	536,227	403,381	387,643
Deferred financing costs paid	—	—	(1,661)
Repurchase of common stock	(55,216)	—	(20,045)
Proceeds from issuance of common stock	1,623	1,852	1,911
Repurchase of equity awards for employee tax withholding liabilities	(2,251)	(6,199)	(9,941)
Cash dividends paid	(42,128)	(43,231)	(41,729)
Other financing activities	(260)	(2,830)	—
Cash used in financing activities	$(12,894)	$(48,607)	$(161,172)
Net change in cash and cash equivalents	$(1,648)	$2,155	$(869)
Effect of foreign currency translation on cash and cash equivalents	307	(289)	(353)
Cash and cash equivalents at the beginning of year	9,470	7,604	8,826
Cash and cash equivalents at the end of period	$8,129	$9,470	$7,604
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
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
Recent Macroeconomic Conditions
The current macroeconomic environment has been impacted by significant uncertainty regarding current and future tariff rates on imported goods, ongoing uncertainty regarding U.S. trade and tax policy and persistent inflationary pressures. These conditions have weighed on consumer confidence, sentiment and discretionary spending. In addition, geopolitical tensions, including the U.S. and Iran conflict, evolving U.S. relations with Venezuela and disruptions to global shipping and distribution networks resulting from attacks on commercial vessels in the Red Sea, have contributed to global economic uncertainty and increased supply chain complexity, including higher freight costs and shipment delays.
When combined with heightened promotional activity within the apparel industry to counteract lower consumer confidence, sentiment and discretionary spending, these factors have created a complex and challenging retail environment that impacted our businesses and financial results during Fiscal 2025 and may continue to do so in the future. There remains significant uncertainty regarding the trajectory of consumer demand and macroeconomic conditions, and the impact of these and other factors could materially adversely affect our businesses, financial condition, and results of operations. Further, negative economic conditions often have a longer and more pronounced impact on the apparel industry than on other industries due, in part, to the discretionary nature of apparel purchases.
Fiscal Year
We operate and report on a 52/53-week fiscal year. Our fiscal year ends on the Saturday closest to January 31 and is designated by the calendar year in which the fiscal year commences. As used in our consolidated financial statements, the terms Fiscal 2023, Fiscal 2024, Fiscal 2025 and Fiscal 2026 reflect the 53 weeks ended February 3, 2024; 52 weeks ended February 1, 2025; 52 weeks ended January 31, 2026; and 52 weeks ending January 30, 2027, respectively.
Reclassification
Effective as of the beginning of the Fourth Quarter of Fiscal 2025, we reclassified depreciation and amortization expenses previously included within Selling, General and Administrative Expenses ("SG&A") to a separate line item on the consolidated statement of operations. This change was made to provide greater transparency and clarity regarding the nature of these expenses. As a result of this reclassification, depreciation and amortization expenses are now presented separately from SG&A expenses. Prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on reported operating income (loss), earnings (loss) before income taxes, net earnings (loss), or basic and diluted earnings per share for any period presented.
Effective as of January 31, 2026, we revised the presentation of income tax receivables on the consolidated balance sheets. Due to the immateriality of these amounts as a separate line item, income tax receivables are now presented within receivables, net, to provide a more concise and meaningful presentation. Prior period amounts have been reclassified to conform to the current period presentation. This reclassification did not affect the total assets or liabilities reported on the consolidated balance sheets.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Goodwill is recognized as the amount by which the cost to acquire a business exceeds the fair value of identified tangible and intangible assets acquired, net of assumed liabilities. Thus, the amount of goodwill recognized in connection with a business combination depends on the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. As of January 31, 2026, substantially all goodwill included in our consolidated balance sheet is deductible for income tax purposes.
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

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Retail	$583,054	$599,706	$605,486
E-commerce	506,238	519,283	538,224
Food and Beverage	121,160	116,821	115,766
Wholesale	267,827	281,115	311,910
Other	(445)	(324)	89
Net sales	$1,477,834	$1,516,601	$1,571,475
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
In our direct to consumer operations, consumers have certain rights to return product within a specified period and are periodically eligible for certain point of sale discounts; thus retail store, e-commerce and food and beverage revenues are recorded net of discounts and estimated returns, as applicable. The sales return allowance is based on historical direct to consumer return rates and current trends and is recognized on a gross basis as a return liability for the amount of sales estimated to be returned and a return asset for the right to recover the product estimated to be returned by the customer. The value of inventory associated with a right to recover the goods returned in our direct to consumer operations is included in prepaid expenses and other current assets in our consolidated balance sheets. The changes in the return liability are recognized in net sales and the changes in the return asset are recognized in cost of goods sold in our consolidated statements of operations. An estimated sales return liability of $9 million and $10 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheets as of January 31, 2026 and February 1, 2025, respectively.
In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to some of our wholesale customers for certain products. Some of these arrangements are written agreements, while others may be implied by customary practices or expectations in the industry. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
customers, projected seasonal or program results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns, allowances and operational chargebacks as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets, with the estimated value of inventory expected to be returned in prepaid expenses and other current assets in our consolidated balance sheets. As of January 31, 2026 and February 1, 2025, reserve balances recorded as a reduction to wholesale receivables related to these items were $3 million and $3 million, respectively.
We extend credit to certain wholesale customers based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. In circumstances where we become aware of a specific wholesale customer’s inability to meet its financial obligations, a specific provision for credit losses is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are ultimately written off at the time that the amounts are not considered collectible. For our wholesale customer receivable amounts not specifically provided for, we recognize estimated provisions for credit losses, using the current expected loss model based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions, anticipated trends and the risk characteristics of the receivables. Provisions for credit loss expense, which is included in SG&A in our consolidated statements of operations, was $5 million in Fiscal 2025 and less than $1 million in Fiscal 2024 and Fiscal 2023. The increase in Fiscal 2025 was primarily due to the bankruptcy of Saks Global. Write-offs of credit losses for Fiscal 2025, Fiscal 2024 and Fiscal 2023 were $1 million or less in all periods presented. As of January 31, 2026 and February 1, 2025, receivables, net in our consolidated balance sheet included a provision for credit losses related to trade receivables of $4 million and $1 million, respectively.
In addition to trade receivables, tenant allowances due from landlord of $10 million and $9 million and income tax receivables of $11 million and $5 million are included in receivables, net in our consolidated balance sheet, as of January 31, 2026 and February 1, 2025, respectively. Substantially all other amounts recognized in receivables, net represent trade receivables related to contracts with customers, including receivables from wholesale customers, credit card receivables related to our direct to consumer operations, and receivables from licensing partners. As of January 31, 2026 and February 1, 2025, prepaid expenses and other current assets included $3 million and $3 million, respectively, representing the estimated value of inventory for expected direct to consumer and wholesale sales returns in the aggregate. We did not have any significant contract assets related to contracts with customers, other than trade receivables and the value of inventory associated with expected sales returns, as of January 31, 2026 and February 1, 2025.
In addition to our estimated expected return amounts, contract liabilities related to contracts with our customers include gift cards and merchandise credits issued by us as well as unredeemed loyalty program award points. Gift cards and merchandise credits issued by us are redeemable on demand by the holder, do not have an expiration date and do not incur administrative fees. Historically, substantially all gift cards and merchandise credits are redeemed within one year of issuance. Gift cards and merchandise credits are recorded as a liability until our performance obligation is satisfied, which occurs when redeemed by the consumer, at which point revenue is recognized. However, we recognize estimated breakage income for certain gift cards and merchandise credits using the redemption recognition method, subject to applicable laws in certain states. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheets and totaled $23 million and $22 million as of January 31, 2026 and February 1, 2025, respectively. Gift card breakage income, which is included in net sales in our consolidated statements of operations, was $1 million, $2 million and $1 million in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.
In recent years, certain of our brands in our Emerging Brands operating segment initiated brand specific loyalty award programs. These programs allow consumers to earn loyalty points associated with the brand. Lilly Pulitzer also initiated a program in Fiscal 2023. These programs are primarily spend-based loyalty programs, with varying terms and conditions for each respective brand’s program. The consumer earns points which, depending on the program, allows the consumer to (1) achieve a specified status with the brand, which provides the consumer with benefits, such as early access to events, free shipping or other benefits, for a specified period, and/or (2) earn a monetary reward by accumulating loyalty points that can be redeemed in association with future purchases from the brand. As loyalty points are earned, we defer revenue, based on the estimated fair value of the loyalty points, with a corresponding liability in accrued expenses and other liabilities in our consolidated balance sheets. The loyalty points liability is generally recognized as revenue when the loyalty points are redeemed or expire. Deferred revenue associated with the loyalty programs totaled $2 million and $4 million as of January 31, 2026 and February 1, 2025, respectively.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Royalties from the license of our owned brands are recognized over the time that licensees are provided access to utilize our trademarks (i.e. symbolic intellectual property) and benefit from such access through their sales of licensed products. Payments are generally due quarterly, and depending on time of receipt, may be recorded as a liability until recognized as revenue. Royalty income is based upon the contractually guaranteed minimum royalty obligations and adjusted as sales data, or estimates thereof, received from licensees reflects that the related royalties based on a percentage of the licensee’s sales exceed the contractually determined minimum royalty amount. Royalty income, which is included in royalties and other operating income in our consolidated statements of operations, were $16 million, $19 million and $20 million during Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.
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
SG&A
We include in SG&A costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing, and costs associated with the operations of our e-commerce sites, retail stores, food and beverage locations and concessions, such as labor, lease commitments and other occupancy costs, direct to consumer location pre-opening costs (including rent, marketing, store set-up costs and training expenses) and other amounts. SG&A also includes product design costs, selling costs, royalty expense, provision for credit losses, advertising, promotion and marketing expenses, professional fees, supplies, travel, other general and administrative expenses and our corporate overhead costs.
Distribution network costs, including costs associated with preparing goods to ship to customers and our costs to operate our distribution facilities, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In Fiscal 2025, Fiscal 2024 and Fiscal 2023, distribution network costs included in SG&A totaled $43 million, $45 million and $40 million, respectively.
All costs associated with advertising, promotion and marketing of our products are expensed in SG&A during the period when the advertisement is first shown. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers’ advertising and promotional funds are generally recorded as a reduction to net sales. Advertising, promotion and marketing expenses, excluding employment costs for our advertising and marketing employees, for Fiscal 2025, Fiscal 2024 and Fiscal 2023 were $104 million, $111 million and $105 million, respectively. Prepaid advertising, promotion and marketing expenses included in prepaid expenses and other current assets in our consolidated balance sheets as of January 31, 2026 and February 1, 2025 were $5 million and $4 million, respectively.
Royalty expense related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the licensed product or a contractually determined minimum royalty amount, are recorded based upon any guaranteed minimum levels and adjusted based on our net sales of the licensed products, as appropriate. Royalty expenses recognized as SG&A in Fiscal 2025, Fiscal 2024 and Fiscal 2023 were $5 million, $5 million and $6 million, respectively. As of January 31, 2026, we do not have any royalty agreements with material guaranteed minimum royalty amounts for future periods as future royalty amounts are generally dependent on our future sales of the specified licensed products.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective as of the beginning of the Fourth Quarter of Fiscal 2025, we revised the presentation of depreciation and amortization expense within the consolidated statements of operations to present it separately from SG&A expenses, where it had previously been included. The consolidated statements of operations for prior periods have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
We consider cash equivalents to be investments with original maturities of three months or less for purposes of our consolidated statements of cash flows.
Supplemental Cash Flow Information
During Fiscal 2025, cash paid for income taxes, net of refunds received, was $11 million. During Fiscal 2024, we received a net $4 million related to income taxes driven by our receipt of a $19 million income tax receivable. During Fiscal 2023, cash paid for income taxes was $39 million. During Fiscal 2025, Fiscal 2024 and Fiscal 2023, cash paid for interest, net of interest income was $7 million, $3 million and $6 million, respectively. Non-cash investing activities included capital expenditures incurred but not yet paid at period end, which were included in accounts payable in our consolidated balances sheets, of $3 million, $2 million and $2 million as of Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. Additionally, during Fiscal 2025, Fiscal 2024 and Fiscal 2023, we recorded a non-cash net increase in operating lease assets and corresponding operating lease liability amounts of $84 million, $170 million and $83 million, respectively, related to the net impact of new, modified and terminated operating lease amounts, excluding any operating lease amounts recognized in the opening balance sheet of an acquired business.
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
For consolidated financial reporting, as of January 31, 2026 and February 1, 2025, $153 million, or 93%, and $156 million, or 93%, respectively, of our inventories were valued at the lower of LIFO cost or market after deducting our LIFO accounting reserve. The remaining $12 million and $11 million of our inventories were valued at the lower of FIFO cost or market as of January 31, 2026 and February 1, 2025, respectively. Generally, for consolidated financial reporting, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. Our LIFO reserves are based on the estimated Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also includes changes in markdown reserves. As our LIFO inventory pool does not correspond to our operating segment definitions, LIFO inventory accounting adjustments are not allocated to our operating segments. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating segment reporting purposes included in Note 2.
There was a $3 million LIFO inventory layer liquidation in Fiscal 2025, no LIFO inventory layer liquidation in Fiscal 2024 and a $2 million LIFO inventory layer liquidation in Fiscal 2023. As of January 31, 2026 and February 1, 2025, the LIFO reserve included in our consolidated balance sheet was $92 million and $85 million, respectively.

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
Effective in Fiscal 2025, we revised the presentation of depreciation expense within the consolidated statements of operations to include it in the depreciation and amortization line item, rather than within SG&A. Prior period amounts have been reclassified to conform to the current year presentation. Cost of goods sold includes the depreciation associated with our sourcing operations.
Goodwill and Intangible Assets
We test goodwill for impairment at the reporting unit level annually on the first day of the fourth quarter and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option to first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired to determine whether it is necessary to perform the quantitative impairment test. We also have the option to bypass the qualitative assessment entirely for any reporting unit in any period and proceed directly to performing the quantitative impairment test. For each impairment test of goodwill in Fiscal 2025, Fiscal 2024 and Fiscal 2023, we bypassed the qualitative test option and instead performed a quantitative test.
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
During 2025, our reporting units consisted of the following: Tommy Bahama; Lilly Pulitzer; Johnny Was; Southern Tide; TBBC; Duck Head; and Jack Rogers. As a result of certain triggering events in the Third Quarter of Fiscal 2025, we performed an interim impairment assessment of the goodwill balance related to the Jack Rogers reporting unit. The interim impairment assessment resulted in noncash impairment charges of $2 million for goodwill that represented the reporting unit's total goodwill balance. The impairment was recorded within impairment of goodwill, intangible assets and equity method investments in our consolidated statements of operations. See “Note 5—Intangible Assets and Goodwill” for further discussion.
As of November 2, 2025, in conjunction with our annual impairment assessments, we performed a quantitative assessment of impairment for the Lilly Pulitzer and TBBC reporting units. Our other reporting units do not have material goodwill. We determined on the basis of the quantitative assessments of our Lilly Pulitzer and TBBC reporting units that the fair value of each reporting unit was greater than its respective carrying amount, indicating no impairment in Fiscal 2025 for Lilly Pulitzer or TBBC. No goodwill impairments were recognized in Fiscal 2024. In Fiscal 2023, we recognized an impairment charge of $99 million based on the quantitative assessment of our Johnny Was reporting unit that

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
represented the reporting unit's total goodwill balance. The impairment was recorded within impairment of goodwill, intangible assets and equity method investments in our consolidated statements of operations. See “Note 5—Intangible Assets and Goodwill” for further discussion.
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
As a result of triggering events, in the Third Quarter of Fiscal 2025 we performed interim impairment assessments resulting in noncash impairment charges for indefinite lived intangible assets of $57 million related to the Johnny Was indefinite-lived trademark. The impairment was recorded within impairment of goodwill, intangible assets and equity method investments in our consolidated statements of operations. See “Note 5—Intangible Assets and Goodwill” for further discussion.
As of November 2, 2025, we performed our annual quantitative impairment assessments for our indefinite-lived intangible assets other than the Johnny Was trademark. The quantitative analyses indicated that fair value of each asset exceeded the carrying value and no impairments were recognized. As discussed above, we recorded an interim impairment charge related to the Johnny Was trademark during the Third Quarter of Fiscal 2025. Given the proximity of the interim testing date in Third Quarter of Fiscal 2025 to our annual testing date on the first day of the fourth quarter, and the absence of additional triggering events, management performed a qualitative assessment as of November 2, 2025, and concluded that it was not more likely than not that the fair value of the Johnny Was indefinite-lived intangible assets was less than its carrying amount. Accordingly, no additional impairment was recorded in Fiscal 2025 related to the Johnny Was indefinite-lived trademark. In Fiscal 2024, no indefinite lived intangible asset impairments were recorded.
In Fiscal 2023, we recognized noncash impairment charges of $12 million based on the quantitative assessment of our Johnny Was indefinite-lived trademark. The impairment was recorded within impairment of goodwill, intangible assets and equity method investments in our consolidated statements of operations. See “Note 5—Intangible Assets and Goodwill” for further discussion.
The estimated fair values used in the impairment assessments of goodwill and intangible assets with an indefinite life were considered nonrecurring Level 3 measurements of the valuation hierarchy.
Intangible assets with finite lives primarily consist of customer relationships, certain trademarks and reacquired rights. These assets are amortized over the estimated useful life of the asset using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise realized or the straight line method. Certain of our intangible assets with finite lives may be amortized over periods of up to 20 years. The determination of an appropriate useful life for amortization considers our plans for the intangible assets, the remaining contractual period of the reacquired right, and factors that may be outside of our control, including expected customer attrition. Effective in Fiscal 2025, we revised the presentation of amortization expense within the consolidated statements of operations to include it in the depreciation and amortization line item, rather than within SG&A. Prior period amounts have been reclassified to conform to the current year presentation.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Officers’ life insurance policies that are owned by us, which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of both January 31, 2026 and February 1, 2025, officers’ life insurance policies, net, recorded in our consolidated balance sheets totaled $4 million.
Deferred financing costs for our revolving credit agreement are included in other non-current assets, net in our consolidated financial statements. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest method over the term of the related debt. Amortization of deferred financing costs is included in interest expense in our consolidated statements of operations. In March of 2023, we capitalized debt issuance costs of $2 million in connection with commitments upon entering into the U.S. Revolving Credit Agreement. Unamortized deferred financing costs included in other non-current assets, net totaled $1 million as of January 31, 2026 and $1 million as of February 1, 2025.
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
The total value of the assets set aside for potential deferred compensation liabilities as of January 31, 2026 and February 1, 2025 was $21 million and $20 million, respectively. Substantially all of these amounts are held in a rabbi trust and included in other non-current assets, net in our consolidated balance sheet. Substantially all the assets set aside for potential deferred compensation liabilities are life insurance policies recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled $23 million and $21 million at January 31, 2026 and February 1, 2025, respectively.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Equity investments accounted for using the equity method of accounting, fair value method of accounting, or alternative measurement method are included in other non-current assets in our consolidated balance sheets, while the income or loss related to such investments is included in royalties and other operating income in our consolidated statements of operations. Income or loss related to investments in smaller lifestyle brands are included within Emerging Brands, while income or loss related to other investments are included within Corporate and Other, including the income or loss from the Tommy Bahama Miramonte Resort & Spa. In Fiscal 2024, we made equity investments included in other investing activities in our consolidated statements of cash flows of $1 million. In Fiscal 2023, we recognized $2 million of noncash impairment charges related to equity investments. The Fiscal 2023 impairment charge related to an investment in a smaller lifestyle apparel brand and was recorded within impairment of goodwill, intangible assets and equity method investments in our consolidated statements of operations. We made no other material investments in equity method investments, and recorded no other material impairments in equity method investments, in any year presented.
As of January 31, 2026 and February 1, 2025, our consolidated balance sheet included equity investments accounted for using the equity method of accounting, fair value and alternative measurement method totaling, in the aggregate, $6 million and $7 million, respectively. The equity investments in unconsolidated entities included in our consolidated balance sheet represent substantially all our exposure or loss related to these investments, as there are no meaningful obligations to fund additional amounts or losses related to these investments. During Fiscal 2025, Fiscal 2024 and Fiscal 2023 we recognized losses related to equity method investments in royalties and other income of $1 million, $2 million and $2 million, respectively. Our primary equity method investment is our minority ownership interest in a property in Indian Wells, California that operates as the Tommy Bahama Miramonte Resort & Spa that opened during Fiscal 2023.
Impairment of Long-Lived Assets, other than Goodwill and Intangible Assets with Indefinite Lives
We assess our long-lived assets other than goodwill and intangible assets with indefinite lives for impairment whenever events indicate that the carrying amount of the asset or asset group may not be fully recoverable. This recoverability and impairment assessment is performed for a specific asset or asset group and includes any property and equipment, operating lease assets, intangible assets with finite lives and other non-current assets included in the asset group. Events that would typically result in such an assessment would include a change in the estimated useful life of the assets, including a change in our plans of the anticipated period of operating a leased direct to consumer location, the decision to vacate a leased space before lease expiration, the abandonment of an asset or other factors. These events may also result in a change in the determination of the assets included in an asset group for impairment testing. To analyze recoverability, we consider undiscounted net future cash flows over the remaining life of the asset or asset group. If the amounts are determined to not be recoverable an impairment is recognized resulting in the write-down of the asset or asset group to fair value and a corresponding charge to our consolidated statements of operations. Impairment losses are measured based on the difference between the carrying amount and the estimated fair value of the assets.
During Fiscal 2025, Fiscal 2024 and Fiscal 2023, we recognized $1 million, $1 million and $1 million, respectively, of property and equipment impairment charges, which were included in SG&A.
During Fiscal 2025, we recognized no material operating lease asset impairment charges. During Fiscal 2024, we recognized $1 million of operating lease asset impairment charges, which were included in SG&A. During Fiscal 2023, we recognized no material operating lease asset impairment charges.
As a result of triggering events in the Third Quarter of Fiscal 2025, we performed interim impairment assessments resulting in noncash impairment charges for intangible assets with finite lives related to Jack Rogers of $2 million. The impairment was recorded within impairment of goodwill, intangible assets and equity method investments in our consolidated statements of operations. See “Note 5—Intangible Assets and Goodwill” for further discussion. No impairment of intangible assets with finite lives was recognized during Fiscal 2024 or Fiscal 2023.

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
Legal and Other Contingencies
We are subject to certain litigation, claims and assessments in the ordinary course of business. The claims and assessments may relate, among other things, to disputes about trademarks and other intellectual property, labor & employment and employee relations matters, marketing, real estate, licensing arrangements, importing or exporting regulations, product safety requirements, consumer regulations, taxation or other topics. For those matters where it is probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we have recorded reserves in accrued expenses and other liabilities or other non-current liabilities in our consolidated financial statements for the estimated loss and related expenses, such as legal fees. In other instances, because of the uncertainties related to both the probable outcome or amount or range of loss, we are unable to make a reasonable estimate of a liability, if any, and therefore have not recorded a reserve. As additional information becomes available or as circumstances change, we adjust our assessment and estimates of such liabilities accordingly. Additionally, for any potential gain contingencies, we do not recognize the gain until the period that all contingencies have been resolved and the amounts are realizable. We believe the outcome of outstanding or pending matters, individually and in the aggregate, will not have a material impact on our consolidated financial statements, based on information currently available.
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
As of January 31, 2026, and February 1, 2025, $1 million of contingent consideration was recognized as a liability in our consolidated balance sheet. No payments were made related to contingent consideration arrangements during Fiscal 2025, Fiscal 2024, or Fiscal 2023.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Foreign Currency
We are exposed to foreign currency exchange risk when we generate net sales or incur expenses in currencies other than the functional currency of the respective operations. The resulting assets and liabilities denominated in amounts other than the respective functional currency are re-measured into the respective functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are re-measured at the average rates of exchange prevailing during the relevant period. The impact of any such re-measurement is recognized in our consolidated statements of operations in that period. Net losses (gains) included in our consolidated statements of operations related to foreign currency transactions recognized in Fiscal 2025, Fiscal 2024 and Fiscal 2023 were a gain of less than $1 million, a loss of less than $1 million and a loss of less than $1 million, respectively.
Additionally, the financial statements of our operations for which the functional currency is a currency other than the U.S. dollar are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date for the balance sheet and at the average rates of exchange prevailing during the relevant period for the statements of operations. The impact of such translation is recognized in accumulated other comprehensive income (loss) in our consolidated balance sheets and included in other comprehensive income (loss) in our consolidated statements of comprehensive income resulting in no impact on net earnings (loss) for the relevant period. We view our foreign investments as long term, and we generally do not hedge such foreign investments.
As of January 31, 2026, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which are primarily related to (1) our Tommy Bahama operations in Australia, Canada and New Zealand purchasing goods in U.S. dollars or other currencies and (2) certain other transactions, including intercompany transactions. During Fiscal 2025, Fiscal 2024 and Fiscal 2023, we did not enter into and were not a party to any foreign currency exchange contracts.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Rate Risk
As all of our indebtedness is variable-rate debt, we are exposed to market risk from changes in interest rates. If we determine that our exposure to interest rate changes is higher than we believe is appropriate, we may attempt to limit the impact of interest rate changes on earnings and cash flow through a mix of variable-rate and fixed-rate debt or by entering into interest rate swap arrangements. Our assessment of appropriate levels of exposure to changes in interest rates also considers our need for flexibility in our borrowing arrangements resulting from the significant seasonality of our business and cash flows, anticipated future cash flows and our expectations about the risk of future interest rate changes, among other factors. During Fiscal 2025, Fiscal 2024 and Fiscal 2023, we did not enter into and were not a party to any interest rate swap agreements.
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
As of January 31, 2026, our financial instruments consist primarily of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities and debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses and other current liabilities generally approximate their fair values. The fair values of any cash and cash equivalents invested on an overnight basis in money market funds, as well as short-term investments, are based upon the quoted prices in active markets provided by the holding financial institutions, which are considered Level 1 inputs in the fair value hierarchy. Additionally, we believe the carrying amounts of our variable-rate borrowings, if any, approximate fair value.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
as no estimate of future forfeitures is considered in our calculation of compensation expense for our service-based, performance-based or market-based awards.
Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income consists of net earnings (loss) and specified components of other comprehensive income (loss). Other comprehensive income (loss) includes changes in assets and liabilities that are not included in net earnings (loss) pursuant to GAAP, such as foreign currency translation adjustments between the functional and reporting currencies and certain unrealized gains (losses), if any. For us, other comprehensive income (loss) for each period presented primarily consists of the impact of the foreign currency translation of our international operations. These other comprehensive income (loss) amounts are deferred in accumulated other comprehensive income (loss), which is included in shareholders’ equity in our consolidated balance sheets. As of January 31, 2026 and February 1, 2025, the amounts included in accumulated other comprehensive income (loss) in our consolidated balance sheet primarily consist of the net foreign currency translation adjustment related to our Tommy Bahama operations in Australia, Canada and New Zealand. No material amounts of accumulated other comprehensive income (loss) were reclassified from accumulated other comprehensive income (loss) into our consolidated statements of operations during Fiscal 2025, Fiscal 2024 or Fiscal 2023.
Dividends
Dividends are accrued at the time declared by our Board of Directors and typically paid within the same fiscal quarter. Certain restricted share units, as described in Note 9, earn dividend equivalents which are accrued at the time of dividend declaration by the Board of Directors in accrued expenses and other liabilities, but only paid if the restricted share units are ultimately earned. Dividends accrued related to these restricted share units, which are included in accrued expenses and other current liabilities in our consolidated balance sheet. There were no dividends accrued as of January 31, 2026 and less than $1 million as of February 1, 2025.
Share Repurchases
From time to time, we may repurchase shares of our stock under an open market repurchase program or otherwise. We account for share repurchases for open market transactions by charging the excess of repurchase price over the par value entirely to retained earnings based on the trade settlement date.
Concentration of Credit Risk and Significant Customers
We are exposed to concentrations of credit risk as a result of our receivables balances, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to wholesale customers operating in a number of distribution channels in the United States and other countries. We extend credit to certain wholesale customers based on an evaluation of the customer’s credit history and financial condition, usually without requiring collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. As of January 31, 2026, one customer represented 17% and another customer represented 9% of our receivables, net included in our consolidated balance sheet.
No individual customer represented greater than 10% of our consolidated net sales in Fiscal 2025, Fiscal 2024 or Fiscal 2023. However, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In periods that we incur a loss, such as Fiscal 2025, we exclude restricted shares or restricted share unit awards as including the awards would be anti-dilutive. A total of 93,394 restricted shares and restricted share units were excluded from the diluted earnings per share calculation for Fiscal 2025. No restricted shares or restricted share units were excluded from the diluted earnings per share calculation for Fiscal 2024 or Fiscal 2023.
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
Accounting Standards Adopted in Fiscal 2025
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid by jurisdiction. We adopted ASU 2023-09 during the year ended January 31, 2026. See Note 11 "Income Taxes" in the accompanying notes to the consolidated financial statements for further detail.
No other recently issued guidance adopted in Fiscal 2025 had a material impact on our consolidated financial statements upon adoption or is expected to have a material impact in future periods.
Recently Issued Accounting Standards Applicable to Future Years
In November 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date. These updates expand the disclosure requirements about specific expense categories, primarily through disaggregated information on income statement line items. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. We are evaluating how the enhanced disclosure requirements of ASU 2024-03 will affect our presentation, and we will include the incremental disclosures upon the effective date.
In September 2025, the FASB issued ASU 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The ASU is intended to improve and modernize the accounting for software costs to better align with the evolution of software development. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. We are evaluating how the enhanced disclosure requirements of ASU 2025-06 will affect our presentation, and we will include the applicable disclosures upon the effective date.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The operations of our smaller, earlier stage operating segments Southern Tide, TBBC, Duck Head and Jack Rogers are aggregated into the Emerging Brands reportable segment since they have similar economic characteristics, products, type and class of customers, and distribution methods. Each of the brands included in Emerging Brands designs, sources, markets and distributes apparel and related products bearing its respective trademarks and is supported by our emerging brands team that provides certain support functions to these smaller brands, including marketing and advertising execution, analysis and other functions, and in some instances, our larger brands. The shared resources provide for operating efficiencies and enhanced knowledge sharing across the brands.
Corporate and Other is a reconciling category for reporting purposes and includes the elimination of inter-segment sales that totaled less than $1 million, less than $1 million and $1 million in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively. Corporate and Other also includes our corporate offices, substantially all financing activities, any other items that are not allocated to the operating segments, including LIFO inventory accounting adjustments as our LIFO pool does not correspond to our operating segment definitions, unallocated Corporate expenses and the operations of our Lyons, Georgia distribution center.
We changed our segment profit margin measure in the Fourth Quarter of Fiscal 2025 to segment earnings before interest, taxes, depreciation and amortization ("EBITDA"). Segment EBITDA also excludes infrequent operating charges, including impairments of goodwill, intangible assets and equity method investments. We believe that segment EBITDA is a useful measure because it allows management, analysts, investors, and other interested parties to evaluate the profitability of our business operations before the effects of certain net expenses that directly arise from our capital investment decisions (depreciation and amortization), financing decisions (interest), tax strategies (income taxes), and infrequent operating charges (impairments of goodwill, intangible assets and equity method investments). As a result of this change in segment profit measure, prior periods have been restated to conform to the current period presentation. The change in the segment profit measure did not affect the total consolidated profit or loss of the Company.
The company’s chief operating decision maker is our Chairman, Chief Executive Officer and President. The CODM is responsible for allocating resources and assessing performance of the consolidated company and each operating segment. The profitability measure the CODM uses to assess operating segment performance and allocate resources is segment EBITDA. Our CODM uses segment EBITDA to evaluate performance by comparing historical, actual, and forecasted amounts on a regular basis. The tables below present certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Tommy Bahama
Net sales	$828,543	$869,604	$898,807
Costs of goods sold	316,401	320,738	319,689
Gross profit	$512,142	$548,866	$579,118
Operating costs:
Variable and distribution costs	52,347	53,491	53,475
Advertising costs	41,279	40,801	37,812
Employment costs	188,097	183,297	187,325
Occupancy costs	94,230	90,373	85,174
Other segment items (1)	41,603	34,625	28,656
Tommy Bahama Segment EBITDA	$94,586	$146,279	$186,676
Lilly Pulitzer
Net sales	$337,792	$323,917	$343,499
Costs of goods sold	125,928	114,892	117,293
Gross profit	$211,864	$209,025	$226,206
Operating costs:
Variable and distribution costs	22,188	19,328	19,993

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising costs	29,841	31,744	33,895
Employment costs	52,723	51,350	53,777
Occupancy costs	23,127	21,153	19,855
Other segment items (1)	31,846	27,302	25,973
Lilly Pulitzer Segment EBITDA	$52,139	$58,148	$72,713
Johnny Was
Net sales	$169,065	$194,978	$202,859
Costs of goods sold	63,859	67,884	65,292
Gross profit	$105,206	$127,094	$137,567
Operating costs:
Variable and distribution costs	8,806	11,818	12,023
Advertising costs	20,361	26,743	24,795
Employment costs	39,167	38,927	35,847
Occupancy costs	20,487	22,627	20,814
Other segment items (1)	24,923	19,450	18,934
Johnny Was Segment EBITDA	$(8,538)	$7,529	$25,154
Emerging Brands
Net sales	$142,879	$128,428	$126,825
Costs of goods sold	65,353	54,753	65,027
Gross profit	$77,526	$73,675	$61,798
Operating costs:
Variable and distribution costs	11,882	9,902	10,096
Advertising costs	12,245	11,790	8,426
Employment costs	26,364	23,819	18,528
Occupancy costs	8,152	6,300	3,392
Other segment items (1)	14,140	11,972	10,164
Emerging Brands Segment EBITDA	$4,743	$9,892	$11,192
Corporate
Net sales	$(445)	$(326)	$(515)
Cost of goods sold (2)	8,555	3,763	8,589
Gross profit	$(9,000)	$(4,089)	$(9,104)
Unallocated Corporate costs and income (3)	38,335	30,851	27,972
Corporate EBITDA	$(47,335)	$(34,940)	$(37,076)
Adjusted EBITDA	$95,595	$186,908	$258,659
(1)For all reportable segments, other segment items primarily consists of software costs, professional services costs, other selling, general and administrative costs, royalties and other income and provisions for credit losses.
(2)Cost of goods sold for Corporate and Other included a LIFO accounting charge of $8 million, $3 million and $10 million in Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.
(3)Unallocated Corporate costs for Corporate and Other primarily consists of unallocated employment and other overhead expenses.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents a reconciliation from Adjusted EBITDA to consolidated operating income (loss), earnings (loss) before income taxes, and total net earnings (loss):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Adjusted EBITDA	$95,595	$186,908	$258,659
Impairment of goodwill, intangible assets and equity method investments	60,980	—	113,611
EBITDA	$34,615	$186,908	$145,048
Depreciation and amortization	65,899	67,872	64,066
Operating income (loss)	$(31,284)	$119,036	$80,982
Interest expense, net	6,870	2,468	6,036
Earnings (loss) before income taxes	$(38,154)	$116,568	$74,946
Income tax expense (benefit)	(10,265)	23,595	14,243
Net earnings (loss)	$(27,889)	$92,973	$60,703
The tables below present certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Depreciation and amortization
Tommy Bahama	$30,957	$29,012	$26,133
Lilly Pulitzer	17,752	19,053	16,603
Johnny Was	12,516	16,292	18,794
Emerging Brands	3,887	2,993	2,003
Corporate and Other	787	522	533
Depreciation and amortization	$65,899	$67,872	$64,066
Purchases of Property and Equipment
Tommy Bahama	$37,222	$44,027	$39,060
Lilly Pulitzer	9,256	6,178	24,100
Johnny Was	690	3,475	6,105
Emerging Brands	2,709	11,125	3,768
Corporate and Other (1)	58,462	69,426	1,065
Purchases of Property and Equipment	$108,339	$134,231	$74,098

	January 31, 2026	February 1, 2025
Total Assets
Tommy Bahama (2)	$693,069	$681,730
Lilly Pulitzer (3)	214,411	205,398
Johnny Was (4)	161,255	235,558
Emerging Brands (5)	122,465	121,574
Corporate and Other (1)	117,758	45,545
Total Assets	$1,308,958	$1,289,805
(1)The Fiscal 2025 increase in Corporate and Other total assets relates primarily to the purchase of new equipment related to the project to build a new distribution center in Lyons, Georgia.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)The Fiscal 2025 increase in Tommy Bahama total assets includes increases in operating lease assets and property, plant and equipment related to the opening of new food and beverage and retail locations partially offset by a decrease in receivables.
(3)The Fiscal 2025 increase in Lilly Pulitzer total assets includes increases in operating lease assets and software related assets partially offset by a decrease in property, plant and equipment.
(4)The Fiscal 2025 decrease in Johnny Was total assets relates primarily to the $57 million impairment charge for intangible assets, amortization of acquired intangible assets and a decrease in operating lease assets, inventories and receivables.
(5)The Fiscal 2025 increase in Emerging Brands total assets includes an increase in inventories partially offset by the $4 million impairment charge for goodwill and intangible assets related to Jack Rogers.
Net book value of our property and equipment and net sales by geographic area are presented in the tables below (in thousands). The other foreign amounts primarily relate to our Tommy Bahama operations in Canada and Australia.

	January 31, 2026	February 1, 2025
Net Book Value of Property and Equipment
United States	$320,240	$268,996
Other foreign	5,357	3,694
	$325,597	$272,690

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net Sales
United States	$1,440,345	$1,477,294	$1,532,100
Other foreign	37,489	39,307	39,375
	$1,477,834	$1,516,601	$1,571,475
The tables below quantify net sales, for each reportable segment, as well as Corporate and Other, and in total (in thousands), and the percentage of net sales by distribution channel for each operating segment and in total, for each period presented. We have calculated all percentages below based on actual data, and percentages may not add to 100 due to rounding.

	Fiscal 2025
	Net Sales	Retail	E‑commerce	Food and Beverage	Wholesale	Other
Tommy Bahama	$828,543	45%	25%	15%	15%	—%
Lilly Pulitzer	337,792	34%	49%	—%	17%	—%
Johnny Was	169,065	38%	43%	—%	19%	—%
Emerging Brands	142,879	19%	47%	—%	34%	—%
Corporate and Other	(445)	—%	—%	—%	—%	NM %
Consolidated net sales	$1,477,834	40%	34%	8%	18%	—%

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2024
	Net Sales	Retail	E‑commerce	Food and Beverage	Wholesale	Other
Tommy Bahama	$869,604	45%	26%	13%	16%	—%
Lilly Pulitzer	323,917	35%	48%	—%	17%	—%
Johnny Was	194,978	38%	43%	—%	19%	—%
Emerging Brands	128,428	17%	44%	—%	39%	—%
Corporate and Other	(326)	—%	—%	—%	—%	NM %
Consolidated net sales	$1,516,601	39%	34%	8%	19%	—%

	Fiscal 2023
	Net Sales	Retail	E‑commerce	Food and Beverage	Wholesale	Other
Tommy Bahama	$898,807	45%	25%	13%	17%	—%
Lilly Pulitzer	343,499	33%	51%	—%	16%	—%
Johnny Was	202,859	38%	41%	—%	21%	—%
Emerging Brands	126,825	11%	43%	—%	46%	—%
Corporate and Other	(515)	—%	—%	—%	—%	NM %
Consolidated net sales	$1,571,475	39%	34%	7%	20%	—%
Note 3. Property and Equipment, Net
Property and equipment, net, is summarized as follows (in thousands):

	January 31, 2026	February 1, 2025
Land	$3,867	$3,866
Buildings and improvements	83,983	64,802
Furniture, fixtures, equipment and technology	409,803	369,204
Leasehold improvements	332,808	303,629
	830,461	741,501
Less accumulated depreciation and amortization	(504,864)	(468,811)
Property and equipment, net	$325,597	$272,690
Note 4. Business Combinations
2023
During Fiscal 2023, we completed business combinations that were insignificant, individually and in the aggregate, to the consolidated financial statements for an aggregate purchase price of $11 million. The business combinations included the acquisition of certain assets from Jack Rogers LLC and Jack Rogers Holding Company LLC and their subsidiaries (collectively “Jack Rogers”) and the acquisition of six former Southern Tide signature stores. The assets acquired and liabilities assumed were recorded based on the provisional estimated fair values, including intangible assets of $5 million, inventory of $3 million and goodwill of $3 million. See "Note 5—Intangible Assets and Goodwill" for the allocation of goodwill to the respective segments. The operating results of each acquisition have been included in the consolidated financial statements since the respective acquisition dates. We did not recognize any significant measurement period adjustments related to the Fiscal 2023 business combinations.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5. Intangible Assets and Goodwill
Intangible assets by category are summarized below (in thousands):

	January 31, 2026	February 1, 2025
Intangible assets with finite lives	$118,719	$120,616
Accumulated amortization and impairment	(85,808)	(76,201)
Total intangible assets with finite lives, net	32,911	44,415

Intangible assets with indefinite lives:
Tommy Bahama Trademark	$110,700	$110,700
Lilly Pulitzer Trademark	27,500	27,500
Johnny Was Trademark	9,000	66,000
Southern Tide Trademark	9,300	9,300
Total intangible assets with indefinite lives	$156,500	$213,500

Total intangible assets, net	$189,411	$257,915
Intangible assets, by reportable segment, as well as Corporate and Other, and in total, for Fiscal 2025, Fiscal 2024 and Fiscal 2023 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Johnny Was	Emerging Brands	Corporate and Other	Total
Balance, January 28, 2023	$110,700	$27,859	$129,446	$15,840	$—	$283,845
Acquisition	—	—	—	4,899	—	4,899
Impairment	—	—	(11,900)	—	—	(11,900)
Amortization	—	(227)	(13,852)	(664)	—	(14,743)
Balance, February 3, 2024	$110,700	$27,632	$103,694	$20,075	$—	$262,101
Acquisition	—	7,814	—	—	—	7,814
Impairment	—	—	—	—	—	—
Amortization	—	(244)	(10,870)	(886)	—	(12,000)
Balance, February 1, 2025	$110,700	$35,202	$92,824	$19,189	$—	$257,915
Acquisition	—	274	—	32	—	306
Impairment	—	—	(57,000)	(2,127)	—	(59,127)
Amortization	—	(1,104)	(7,734)	(845)	—	(9,683)
Balance, January 31, 2026	$110,700	$34,372	$28,090	$16,249	$—	$189,411
Based on the current estimated useful lives assigned to our intangible assets, amortization expense for each of the next five years is expected to be $7 million, $6 million, $5 million, $4 million and $3 million.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill, by reportable segment, as well as Corporate and Other, and in total, for Fiscal 2025, Fiscal 2024 and Fiscal 2023 is as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Johnny Was	Emerging Brands	Corporate and Other	Total
Balance, January 28, 2023	$739	$19,522	$96,637	$3,600	$—	$120,498
Acquisition	—	—	—	3,371	—	3,371
Measurement-period adjustments	—	—	2,599	—	—	2,599
Impairment	—	$—	(99,236)	—	—	(99,236)
Other, including foreign currency	(42)	—	—	—	—	(42)
Balance February 3, 2024	$697	$19,522	$—	$6,971	$—	$27,190
Acquisition	—	—	—	232	—	232
Other, including foreign currency	(39)	—	—	—	—	(39)
Balance, February 1, 2025	$658	$19,522	$—	$7,203	$—	$27,383
Acquisition	—	—	—	—	—	—
Impairment	—	—	—	(1,853)	—	(1,853)
Other, including foreign currency	74	—	—	—	—	74
Balance, January 31, 2026	$732	$19,522	$—	$5,350	$—	$25,604
Goodwill and Other Intangible Assets Impairment Testing
We assess the recoverability of goodwill and other indefinite-lived intangible assets annually, at the beginning of the fourth quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate that it is more likely than not that the carrying amount may be impaired. Intangible assets with finite lives are amortized over their estimated useful life and are tested for impairment, along with other long-lived assets, when events and circumstances indicate that the assets might be impaired. Please see "Note 1—“Business and Summary of Significant Accounting Policies,” for discussion of the Company’s goodwill and intangible assets impairment testing process.
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
As a result of these triggering events, we performed quantitative impairment assessments of the indefinite-lived Johnny Was trademark, the Jack Rogers reporting unit and the Johnny Was and Jack Rogers asset groups. The impairment assessments were performed in accordance with our accounting policies for goodwill and intangible assets, including intangible assets with finite lives. Refer to “Note 1—Business and Summary of Significant Accounting Policies" for discussion of our accounting policies.
For both indefinite-lived and finite-lived trademarks, fair value was estimated using the relief-from-royalty method, which considers projected revenues, assumed royalty rates, and a discount rate reflecting the risk profile of the asset. The significant declines in profitability for both Johnny Was and Jack Rogers led to a reduction in the royalty rates

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
used to determine the fair value of each trademark. For finite-lived assets, the recoverability of the carrying value of each asset group was determined using undiscounted projected future cash flows. For goodwill, fair value of the reporting unit was determined using an income approach based on discounted projected future cash flows. The recent declines in net sales and operating results, performance below forecasted expectations and negative revisions to projected results led to reductions in future cash flows used in both the discounted and undiscounted cash flow analyses. If the carrying value of an asset group was found to be not recoverable, the fair value of the non-current assets was determined using valuation techniques consistent with those applied in our annual impairment analyses.
Based on the impairment analyses, the fair values of the Johnny Was trademark and Jack Rogers reporting unit were determined to be below their respective carrying amounts resulting in impairment charges of $57 million and $2 million, respectively. Further, the carrying value of the Jack Rogers asset group was determined to not be recoverable requiring an estimate of the fair value of the Jack Rogers trademark using the relief-from-royalty method. The fair value of the Jack Rogers trademark was determined to be below its carrying amount resulting in a $2 million impairment charge. Jack Rogers had no material other non-current assets. The carrying value of the Johnny Was asset group was determined to be recoverable as of the end of the Third Quarter of Fiscal 2025, and consequently did not result in any impairment charges. The impairment charges were recorded in Impairment of goodwill, intangible assets and equity method investments in our consolidated statements of operations.
No additional impairment charges for Fiscal 2025 were recorded based on our annual quantitative assessments as of November 2, 2025. The annual impairment assessments were performed in accordance with our accounting policies for goodwill and intangible assets, including intangible assets with finite lives. Refer to “Note 1—Business and Summary of Significant Accounting Policies" for discussion of our accounting policies. No impairment charges were recorded based on our annual quantitative assessment as of November 3, 2024 for Fiscal 2024.
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
The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 5% as of January 31, 2026), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies,

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of January 31, 2026 and February 1, 2025, totaled $5 million and $5 million, respectively.
As of January 31, 2026 and February 1, 2025, we had $116 million and $31 million, respectively, of borrowings outstanding and $203 million and $289 million in unused availability, respectively, under the U.S. Revolving Credit Agreement.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During Fiscal 2025 and as of January 31, 2026, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of January 31, 2026, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.
Note 7. Leases and Other Commitments
For Fiscal 2025, operating lease expense, which includes amounts used in determining the operating lease liability and operating lease asset was $88 million and variable lease expense was $41 million, resulting in total lease expense of $129 million. For Fiscal 2024, operating lease expense was $82 million and variable lease expense was $47 million, resulting in total lease expense of $129 million. For Fiscal 2023, operating lease expense was $71 million and variable lease expense was $48 million, resulting in total lease expense of $119 million. The weighted-average remaining operating lease term was eight years as of both January 31, 2026 and February 1, 2025. The weighted-average discount rate for operating leases was 6.2% and 6.1% as of January 31, 2026 and February 1, 2025, respectively. Cash paid for lease amounts included in the measurement of operating lease liabilities in Fiscal 2025, Fiscal 2024 and Fiscal 2023 was $84 million, $87 million and $89 million, respectively.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of January 31, 2026, the required lease liability payments, which include base rent amounts but excludes payments for real estate taxes, sales taxes, insurance, other operating expenses and contingent rents incurred under operating lease agreements, for the fiscal years specified below were as follows (in thousands):

Operating lease
2026	88,253
2027	80,072
2028	77,550
2029	62,212
2030	52,266
After 2030	211,948
Total lease payments	$572,301
Less: Difference between discounted and undiscounted lease payments	125,303
Present value of lease liabilities	$446,998
Note 8. Shareholders’ Equity
Common Stock
We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of January 31, 2026 and February 1, 2025. As of January 31, 2026 and February 1, 2025, we had 15 million shares and 16 million shares, respectively, of common stock issued and outstanding.
Dividends
During Fiscal 2025, Fiscal 2024 and Fiscal 2023, we paid $42 million, $43 million and $42 million, respectively, of dividends to our shareholders. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends.
Share Repurchases
From time to time, we repurchase our common stock mainly through open market repurchase plans. On December 10, 2024, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock. During Fiscal 2025, we repurchased 842,007 shares of our common stock at an average price of $59.38 for $50 million as part of an open market repurchase program (Rule 10b5-1 plan) under the December 10, 2024 authorization.
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization, which went into effect following the completion of the $50 million repurchase during the First Quarter of Fiscal 2025 under the December 10, 2024 authorization, superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During Fiscal 2025, we repurchased 114,477 shares of our common stock at an average price of $40.46 for $5 million in open market repurchases under the March 24, 2025 authorization.
We repurchased a total of 956,484 shares in open market repurchases at an average price of $57.12 for $55 million during Fiscal 2025. As of January 31, 2026, $95 million remained under the Board of Directors' authorization.
We repurchased no shares in open market transactions in Fiscal 2024 and $20 million in Fiscal 2023.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additionally, during Fiscal 2025, Fiscal 2024 and Fiscal 2023, we purchased $2 million, $6 million and $10 million, respectively, of shares from our employees to cover employee tax liabilities related to the vesting of shares of our stock.
Preferred Stock
We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of January 31, 2026 and February 1, 2025. No preferred shares were issued or outstanding as of January 31, 2026 or February 1, 2025.
Note 9. Equity Compensation
Long-Term Stock Incentive Plan and Equity Compensation Expense
As of January 31, 2026, shares available for issuance under our Long-Term Stock Incentive Plan (the “Long- Term Stock Incentive Plan”) were less than 1 million shares. The Long-Term Stock Incentive Plan allows us to grant equity-based awards to employees and non-employee directors in the form of, among other things, stock options, stock appreciation rights, restricted shares and/or restricted share units. No additional shares are available under any predecessor plans.
The specific provisions of restricted share awards are evidenced by agreements with the employee as determined by the compensation committee of our Board of Directors. Restricted shares and restricted share units granted to officers and other key employees in recent years generally vest three years from the date of grant if (1) the performance or market threshold, if any, was met and (2) the employee is still employed by us on the vesting date. The employee generally is restricted from transferring or selling any restricted shares or restricted share units and forfeits the awards upon the termination of employment prior to the end of the vesting period. The restricted share unit awards granted during Fiscal 2025, Fiscal 2024 and Fiscal 2023 include certain clauses related to accelerated vesting upon the occurrence of qualifying retirement, death or disability of the employee prior to the vesting date, while the restricted share awards granted in prior years did not include such clauses.
In recent years, we have granted a combination of service-based restricted share awards and awards based on total shareholder return (“TSR”) to certain of our employees. As of January 31, 2026, there was $21 million of unrecognized compensation expense related to the unvested service-based and TSR-based restricted share awards included in the tables below, which have been granted to employees but have not yet vested. As of January 31, 2026, the weighted average remaining life of the outstanding service-based and TSR-based awards were two years and one year, respectively.
Service-Based and Performance-Based Restricted Share Awards
During Fiscal 2025, Fiscal 2024 and Fiscal 2023, we granted service-based restricted share and restricted share unit awards. At the time that service-based restricted share unit awards are granted, the employee is generally, subject to the terms of the respective agreement, entitled to dividend equivalents, payable at the time of payment of any dividends paid on our common stock as long as the awards are outstanding, but is not entitled to any voting rights on unvested restricted share unit awards.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Service-based Restricted Share Units
The table below summarizes the service-based restricted share unit awards and performance-based award activity for officers and other key employees during Fiscal 2025, Fiscal 2024, and Fiscal 2023 (which do not include the TSR-based Restricted Share Unit activity described below):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
	Number of Shares or Units	Weighted- average grant date fair value	Number of Shares or Units	Weighted- average grant date fair value	Number of Shares or Units	Weighted- average grant date fair value
Awards outstanding at beginning of year	183,784	$104	158,794	$99	212,945	$64
Awards granted	134,125	$60	66,988	$110	60,505	$115
Awards vested, including awards repurchased from employees for employees’ tax liability	(58,630)	$89	(34,455)	$89	(111,095)	$41
Awards forfeited	(23,822)	$89	(7,543)	$105	(3,561)	$83
Awards outstanding at end of year	235,457	$85	183,784	$104	158,794	$99
The following table summarizes information about unvested service-based restricted share unit awards as of January 31, 2026.

Description	Number of Unvested Share Awards	Average Fair Value on Date of Grant
Service-based restricted share units with May 2026 vesting date	52,534	$115
Service-based restricted share units with May 2027 vesting date	57,798	$111
Service-based restricted share units with May 2028 vesting date	125,125	$60
Total service-based awards outstanding at end of year	235,457	$85
Additionally, during the First Quarter of Fiscal 2026, we granted 0.1 million of service-based restricted share units, subject to each respective recipient remaining an employee through the May 2029 vesting date.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
TSR-based Restricted Share Units
The table below summarizes the TSR-based restricted share unit activity for officers and other key employees (in units) during Fiscal 2025, Fiscal 2024, and Fiscal 2023:

	Fiscal 2025		Fiscal 2024		Fiscal 2023
	Number of Shares Units	Weighted- average grant date fair value	Number of Shares Units	Weighted- average grant date fair value	Number of Shares Units	Weighted- average grant date fair value
TSR-based awards outstanding at beginning of year	217,343	$136	192,163	$129	196,040	$89
TSR-based awards granted	113,400	$79	80,245	$140	74,605	$153
TSR-based restricted shares earned and vested, including restricted share units repurchased from employees for employees’ tax liability	(62,788)	$111	(52,200)	$117	(76,340)	$50
TSR-based awards forfeited	(23,609)	$119	(2,865)	$142	(2,142)	$115
TSR-based awards outstanding at end of year	244,346	$117	217,343	$136	192,163	$129
The restricted share units granted in the table above are at target. The TSR-based restricted share units are subject to (1) our achievement of a specified TSR-based ranking by us relative to a comparator group during a period of approximately three years from the date of grant and (2) generally each respective recipient remaining an employee through the vesting date which is approximately three years from the date of grant. The number of shares ultimately earned, which will be settled in shares of our common stock on the vesting date, will be between 0% and 200% of the restricted share units at target. These TSR-based restricted share units are entitled to dividend equivalents for dividends declared on our common stock prior to the vesting date, which are payable after vesting of the restricted shares, solely for the number of shares ultimately earned. These TSR-based restricted share units do not have any voting rights prior to the vesting date.
The following table summarizes information about unvested TSR-based restricted share units as of January 31, 2026.

Description	Unvested TSR-Based Share/Unit	Fair Value on Date of Grant
TSR-based restricted share units (at target) with May 2026 vesting date	67,177	$153
TSR-based restricted share units (at target) with May 2027 vesting date	72,244	$140
TSR-based restricted share units (at target) with May 2028 vesting date	104,925	$79
Total TSR-based restricted share units outstanding at end of year	244,346	$117
Additionally, during the First Quarter of Fiscal 2026, we granted 0.1 million of TSR-based restricted share units at target, subject to (1) our achievement of a specified TSR-based ranking by Oxford relative to a comparator group during a period of approximately three years from the date of grant and (2) the recipient remaining an employee through the May 2029 vesting date. The number of shares ultimately earned will be between 0% and 200% of the restricted share units at target.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employee Stock Purchase Plan
There were less than 1 million shares of our common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of January 31, 2026. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Equity compensation expense related to the employee stock purchase plan recognized was less than $1 million in each of Fiscal 2025, Fiscal 2024 and Fiscal 2023.
Note 10. Defined Contribution Plans
We have a tax-qualified voluntary defined contribution retirement savings plan covering substantially all United States employees. If an eligible participant elects to contribute, a portion of the contribution may be matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in Fiscal 2025, Fiscal 2024 and Fiscal 2023 was $7 million, $7 million and $7 million, respectively.
Note 11. Income Taxes
The following table summarizes our distribution between domestic and foreign earnings (loss) before income taxes and the provision (benefit) for income taxes (in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Earnings (loss) before income taxes:
Domestic	$(41,924)	$110,862	$62,772
Foreign	3,770	5,706	12,174
Earnings (loss) before income taxes	$(38,154)	$116,568	$74,946

Income tax expense (benefit):
Current tax expense (benefit):
Federal	$(634)	$14,229	$28,183
State	3,657	4,848	7,530
Foreign	319	825	2,419
Total current tax expense (benefit)	3,342	19,902	38,132
Deferred tax expense (benefit):
Federal	(8,052)	2,546	(19,348)
State	(5,273)	1,017	(4,735)
Foreign	$(282)	$130	$194
Total deferred tax expense (benefit)	(13,607)	3,693	(23,889)
Income tax expense (benefit)	$(10,265)	$23,595	$14,243

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We adopted ASU 2023-09 prospectively in Fiscal 2025. See Note 1 — Business and Summary of Significant Accounting Policies for additional details on the adoption of ASU 2023-09. Our effective tax rate, as updated for ASC 2023-09, differed from the federal statutory rate for Fiscal 2025 as follows:

	Fiscal 2025
	Amount (in thousands)	Percentage
Pre-tax book income	$(38,154)
U.S. federal statutory tax rate	(8,013)	21.0%
State and local income tax, net of federal (national) income tax effect (1)	(2,370)	6.2%
Foreign tax effects	57	(0.2%)
Effect of changes in tax laws or rates enacted in the current period:	(236)	0.6%
Effect of changes in cross-border tax laws:	230	(0.6%)
Tax credits
FICA tax credit	(1,429)	3.8%
R&D tax credit	(922)	2.4%
Nontaxable or nondeductible items
Nondeductible stock compensation	1,240	(3.3%)
Excess tax detriment, restricted stock vesting	1,239	(3.3%)
Key-man life, NQDC funding	(400)	1.1%
Other	170	(0.4%)
Change in unrecognized tax benefits	(148)	0.4%
Other	317	(0.8%)
Effective tax rate	$(10,265)	26.9%
(1)State Taxes in the following states make up more than 50% of the tax effect in this category for 2025: California, Pennsylvania, Florida, Hawaii and Massachusetts.
Our effective tax rate, prior to the adoption of ASU 2023-09, differed from the federal statutory rate for Fiscal 2024 and Fiscal 2023 as follows:

	Fiscal 2024	Fiscal 2023
Statutory federal income tax rate	21.0%	21.0%
State income taxes—net of federal income tax benefit (1)	3.7%	1.6%
Change in reserve for uncertain tax positions & method change	1.7%	1.5%
Impact of foreign operations rate differential	0.1%	0.3%
U.S. federal tax credits	(4.5%)	(3.0%)
Rate benefit, NOL carryback interest	(1.7%)	—%
Impact of prior year true-ups	(1.3%)	(1.9%)
Excess Tax Benefit, Restricted Stock Vesting	(0.3%)	(1.6%)
Impact of valuation allowances related to operating losses	—%	(0.9%)
Other, net	1.5%	2.0%
Effective tax rate	20.2%	19.0%
Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 31, 2026	February 1, 2025
Deferred Tax Assets:
Inventories	$21,905	$21,124
Accrued compensation and benefits	12,981	12,361
Receivable allowances and reserves	2,757	1,823
Operating lease liabilities	108,317	101,719
Operating loss and other carry-forwards	5,511	706
Acquired intangible assets	6,012	—
Other, net	2,213	6,531
Total deferred tax assets	159,696	144,264
Deferred Tax Liabilities:
Operating lease assets	(101,172)	(97,732)
Depreciation and amortization	(21,223)	(18,343)
Acquired intangible assets	—	(5,547)
Total deferred tax liabilities	(122,395)	(121,622)
Valuation allowance	(3,137)	(2,322)
Total net deferred tax asset	$34,164	$20,320
As of January 31, 2026, our U.S. federal net operating loss carryforward was $10 million, which does not expire, and our state net operating loss carryforwards were $48 million, the majority of which will begin to expire in 2036 or after if not utilized.
The majority of our valuation allowance of $3 million and $2 million as of January 31, 2026 and February 1, 2025, respectively, relates to our capital loss carry-forwards. The amount of the valuation allowance could change in the future if our operating results or estimates of future taxable operating results changes.
Accounting for income taxes requires that we offset deferred tax liabilities and assets within each tax jurisdiction and present the net deferred tax amount for each jurisdiction as a net deferred tax amount in our consolidated balance sheets. The amounts of deferred income taxes included in our consolidated balance sheets are as follows (in thousands):

	January 31, 2026	February 1, 2025
Deferred tax assets	$34,164	$20,320
Deferred tax liabilities	$—	$—
Net deferred tax asset	$34,164	$20,320
U.S. tax regulations currently include certain tax provisions including a tax on global intangible low-taxed income (“GILTI”), disallowance of deductions for certain payments (the base erosion anti-abuse tax, or “BEAT”) and certain deductions enacted for certain foreign-derived intangible income (“FDII”). While the calculations for GILTI, BEAT and FDII are complex calculations, these provisions did not have a material impact on our effective tax rate in Fiscal 2025, Fiscal 2024 and Fiscal 2023. We recognize the impact of GILTI as a period cost.
We continue to assert that our investments in substantially all of our foreign subsidiaries and substantially all of the related earnings are permanently reinvested outside the United States. We believe that any other taxes such as foreign withholding or U.S. state tax payable would be immaterial if we were to repatriate the foreign earnings. Therefore, we have not recorded any deferred tax liabilities related to these foreign investments and earnings in our consolidated balance sheets as of January 31, 2026 and February 1, 2025.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash paid for income taxes, net of refunds received, by jurisdiction (in thousands):

Fiscal 2025
Federal Taxes Paid	$4,668
State Taxes Paid
Florida	918
California	863
Other	2,934
Foreign Taxes Paid
Hong Kong	1,070
Australia	635
Other	18
Total Income Taxes Paid (Net of Refunds Received)	$11,106
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing several significant U.S. federal income tax provisions. These provisions reduced our U.S. federal cash tax payments following enactment for the remainder of fiscal 2025 and are expected to impact future periods. The provisions include immediate expensing of domestic research and development costs and accelerated bonus depreciation for certain qualified property placed in service after January 19, 2025.
As a result of our election under the OBBBA to accelerate first-year depreciation and Section 174 expenses, we generated a net operating loss carryforward, which gave rise to a deferred tax asset. The deferred tax asset reflects the expected future tax benefit of the loss carryforward and was evaluated for realizability in accordance with ASC 740.
In addition, certain general business credits generated during Fiscal 2025 are expected to be carried back, resulting in the recognition of a current income tax receivable during Fiscal 2025. The income tax receivable also includes estimated federal income tax payments made during Fiscal 2025 prior to enactment of the OBBBA.
A reconciliation of the changes in the gross amount of unrecognized tax benefits, which are included in other non-current liabilities, is as follows (in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Balance of unrecognized tax benefits at beginning of year	$5,643	$3,710	$3,664
Increase related to prior period tax positions	1,019	—	233
Decrease related to prior period tax positions	(1,313)	(13)	(2,027)
Increase related to current period tax positions	478	2,166	1,940
Decrease related to settlements with taxing authorities	(491)	—	—
Decrease related to lapse of statute of limitations	(506)	(220)	(100)
Balance of unrecognized tax benefits at end of year	$4,830	$5,643	$3,710
Approximately $3 million of our uncertain tax positions as of January 31, 2026, if recognized, would reduce the future effective tax rate in the period settled. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, settlements of ongoing audits and assessments and the expiration of applicable statutes of limitation. The ultimate occurrence, outcomes, and timing of such events could differ from our current expectations. Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of operations. During each of Fiscal 2025, Fiscal 2024 and Fiscal 2023, we recognized less than $1 million of interest and penalties associated with unrecognized tax positions in our consolidated statements of operations.
We file income tax returns in the United States and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for years prior to Fiscal 2022, with limited exceptions, are no longer subject to examination by tax authorities.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12. Subsequent Events
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA). Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain carveouts. It is unclear, as of the filing date, what impact these decisions will have on our future financial results, including whether we will be able to obtain refunds of amounts previously paid for the IEEPA tariffs or any fluctuations of the level of replacement tariffs imposed or the addition of any new tariffs through other means.

SCHEDULE II
Oxford Industries, Inc.
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts– Describe	Deductions – Describe		Balance at End of Period

	(In thousands)
Fiscal 2025
Deducted from asset accounts:
Accounts receivable reserves (1)	$2,877	$2,993	$—	$(3,210)	(3)	$2,660
Provision for credit losses (2)	$500	$5,031	$—	$(1,181)	(4)	$4,350
Fiscal 2024
Deducted from asset accounts:
Accounts receivable reserves (1)	$2,641	$2,561	$—	$(2,325)	(3)	$2,877
Provision for credit losses (2)	$500	$556	$—	$(556)	(4)	$500
Fiscal 2023
Deducted from asset accounts:
Accounts receivable reserves (1)	$4,032	$1,201	$—	$(2,592)	(3)	$2,641
Provision for credit losses (2)	$1,230	$(382)	$—	$(348)	(4)	$500
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
(3)Principally consists of amounts written off related to customer allowances, returns and discounts.
(4)Principally consists of accounts written off as uncollectible.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Oxford Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2026 expressed an unqualified opinion thereon.
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

Valuation of Johnny Was Trademark

Description of the Matter
As disclosed in Note 1 to the consolidated financial statements, the Company tests indefinite-lived intangible assets for impairment at least annually on the first day of the fourth quarter, in conjunction with the goodwill impairment analysis, or whenever changes in circumstances may indicate the carrying amounts may not be recoverable. As disclosed within Note 5 to the consolidated financial statements, during the third quarter management identified certain triggering events indicating that it was more likely than not that the fair value of the indefinite-lived Johnny Was trademark declined below its carrying amount. As a result of the identified triggering events, management performed a quantitative impairment assessment which indicated that the Johnny Was trademark was impaired. Accordingly, the Company recorded an impairment charge of $57 million related to the indefinite lived intangible asset. After recording the impairment charge, the asset balance of the Company’s Johnny Was indefinite lived trademark was $9 million as of January 31, 2026.
Auditing management’s Johnny Was trademark interim impairment test was complex and highly judgmental due to the significant estimation used in the determination of its fair value. The significant assumption used by the Company to estimate the fair value of the Johnny Was trademark is the royalty rate. Changes in this assumption could have a significant impact on the fair value of the Johnny Was trademark.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the Johnny Was trademark impairment process, including the control over management’s review of the significant assumption described above.
To test the estimated fair value of the Johnny Was trademark, we performed audit procedures that included, among others, assessing the methodology used by the Company, testing the significant assumption discussed above, and evaluating the completeness and accuracy of the underlying data used by the Company in its analyses. This included comparing the royalty rate used by management to other guideline companies within the same industry and other relevant factors. In addition, we performed a sensitivity analyses on the royalty rate to evaluate the potential changes in the fair value of the Johnny Was trademark that would result from changes in the assumption. We also involved our valuation specialists to assist in our evaluation of the Company's valuation methodology and testing the royalty rate used in the valuation.

We have served as the Company's auditor since 2002.
/s/ Ernst & Young, LLP
Atlanta, GA
March 27, 2026

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
Changes in and Evaluation of Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fourth quarter of Fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting as of January 31, 2026. In making this assessment, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that our internal control over financial reporting was effective as of January 31, 2026.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 31, 2026, and its report thereon is included herein.
and

/s/ THOMAS C. CHUBB III	/s/ K. SCOTT GRASSMYER
Thomas C. Chubb III Chairman, Chief Executive Officer and President (Principal Executive Officer)	K. Scott Grassmyer Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

March 27, 2026	March 27, 2026
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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Oxford Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Oxford Industries, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oxford Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 27, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
March 27, 2026

Item 9B.   Other Information
On March 23, 2026, our Board of Directors amended our Bylaws to decrease the number of directors from ten (10) to nine (9), effective immediately prior to our annual meeting of shareholders to be held on June 23, 2026, or any adjournment or postponement thereof. The amendment was made in connection with the upcoming retirement of Mr. E. Jenner Wood III from the Board at the annual meeting. We thank Mr. Wood for his service. Our Bylaws, as restated to reflect this amendment, are filed as Exhibit 3.2 to this Annual Report on Form 10-K and are incorporated herein by reference.
During the Fourth Quarter of Fiscal 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

PART IV
Item 15.   Exhibits, Financial Statement Schedules
(a)1. Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this report:
•Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025.
•Consolidated Statements of Operations for Fiscal 2025, Fiscal 2024 and Fiscal 2023.
•Consolidated Statements of Comprehensive Income for Fiscal 2025, Fiscal 2024 and Fiscal 2023.
•Consolidated Statements of Shareholders’ Equity for Fiscal 2025, Fiscal 2024 and Fiscal 2023.
•Consolidated Statements of Cash Flows for Fiscal 2025, Fiscal 2024 and Fiscal 2023.
•Notes to Consolidated Financial Statements for Fiscal 2025, Fiscal 2024 and Fiscal 2023.
2.Financial Statement Schedules
•Schedule II—Valuation and Qualifying Accounts
All other schedules for which provisions are made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b)Exhibits

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended*
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended February 1, 2020)
10.1	Oxford Industries, Inc. Deferred Compensation Plan (as amended and restated effective June 13, 2012) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended October 27, 2012)†
10.2	First Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated July 1, 2016 (filed as Exhibit 10.3 to the Company’s Form 10-Q/A for the fiscal quarter ended on July 30, 2016)†
10.3	Second Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated December 22, 2022 (filed as Exhibit 10.3 to the Company’s Form 10-K filed on March 28, 2023)†
10.4	Third Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated June 11, 2024 (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on September 12, 2024)
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

10.8	Form of Oxford Industries, Inc. Performance-Based Restricted Share Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed on June 29, 2020)†
10.9	Oxford Industries, Inc. Amended and Restated Long-Term Stock Incentive Plan (filed as Exhibit 10.9 to the Company’s Form 10-K filed on March 28, 2023)
19	Insider Trading Policy (filed as Exhibit 19 to the Company's Form 10-K filed on March 31, 2025)

21	Subsidiaries of Oxford Industries, Inc.*
23	Consent of Independent Registered Public Accounting Firm*
24	Power of Attorney*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Clawback Policy (filed as Exhibit 97 to the Company’s Form 10-K filed on April 1, 2024)
101INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101SCH	XBRL Taxonomy Extension Schema Document
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	XBRL Taxonomy Extension Definition Linkbase Document
101LAB	XBRL Taxonomy Extension Label Linkbase Document
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
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
Date: March 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ THOMAS C. CHUBB III
Thomas C. Chubb III	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 27, 2026
/s/ K. SCOTT GRASSMYER
K. Scott Grassmyer	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2026

Helen Ballard	Director
*
Virginia A. Hepner	Director	March 27, 2026
*
John R. Holder	Director	March 27, 2026
*
Stephen S. Lanier	Director	March 27, 2026
*
Dennis M. Love	Director	March 27, 2026
*
Milford W. McGuirt	Director	March 27, 2026

Clyde C. Tuggle	Director
*
E. Jenner Wood III	Director	March 27, 2026
*
Carol B. Yancey	Director	March 27, 2026

*By
/s/ SURAJ A. PALAKSHAPPA
Suraj A. Palakshappa
as Attorney-in-Fact