Form 10-Q
period 2026-05-02
OXFORD INDUSTRIES INC
filed 2026-06-11
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 8, 2026, there were 14,930,932 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the First Quarter of Fiscal 2026

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation:
•changes in the trade policies of the United States and those of other nations, including risks of potential future changes or worsening trade tensions between the United States and other countries and the impact of uncertainties surrounding U.S. trade policy on consumer sentiment;
•our ability to mitigate current and potential future tariffs imposed and realize tariff refunds;
•demand for our products, which may be impacted by macroeconomic factors that may impact consumer discretionary spending and pricing levels for apparel and related products, many of which may be impacted by inflationary pressures, tariffs, interest rates, the stability of the banking industry or general economic uncertainty, and the effectiveness of measures to mitigate the impact of these factors;
•risks relating to our product sourcing efforts, including our ability to identify alternative countries to source and produce our products and to successfully implement changes in our supply chain;
•possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures or other factors;
•competitive conditions and/or evolving consumer shopping patterns, particularly in a highly promotional retail environment, including those related to shifts in technology;
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
•energy costs, including rising fuel prices and their impact on the costs of raw materials and our distribution and logistics operations;
•our ability to respond to rapidly changing consumer expectations;
•unseasonal or extreme weather conditions or natural disasters;
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
•inability or failure to successfully and effectively implement new information technology systems and supporting controls, including artificial intelligence-enabled tools, and risks associated with third-party service providers and interconnected systems;
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
•the timing, cost and successful implementation of changes to our distribution network, including the possibility that we may not realize the anticipated benefits of our new state-of-the-art distribution center in Lyons, Georgia;
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
•the risk of impairment to goodwill and other intangible assets such as the impairment charges incurred in our Johnny Was and Jack Rogers reporting units during the Third Quarter of Fiscal 2025; and
•geopolitical risks, including the U.S.-Iran conflict as well as other hostilities in the Middle East, ongoing challenges between the United States and China and those related to the ongoing war in Ukraine.
Forward-looking statements reflect our expectations at the time such forward-looking statements are made, based on information available at such time, and are not guarantees of performance.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I. Item 1A. Risk Factors contained in our Fiscal 2025 Form 10-K, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS
As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means the Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "TBBC" means The Beaufort Bonnet Company; and “Fiscal 2025 Form 10-K” means our Annual Report on Form 10-K for Fiscal 2025. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2027	52 weeks ending January 29, 2028
Fiscal 2026	52 weeks ending January 30, 2027
Fiscal 2025	52 weeks ended January 31, 2026
Fiscal 2024	52 weeks ended February 1, 2025
Fourth Quarter Fiscal 2026	13 weeks ending January 30, 2027
Third Quarter Fiscal 2026	13 weeks ending October 31, 2026
Second Quarter Fiscal 2026	13 weeks ending August 1, 2026
First Quarter Fiscal 2026	13 weeks ended May 2, 2026
Fourth Quarter Fiscal 2025	13 weeks ended January 31, 2026
Third Quarter Fiscal 2025	13 weeks ended November 1, 2025
Second Quarter Fiscal 2025	13 weeks ended August 2, 2025
First Quarter Fiscal 2025	13 weeks ended May 3, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)
(unaudited)

	May 2, 2026	January 31, 2026	May 3, 2025
ASSETS
Current Assets
Cash and cash equivalents	$9,360	$8,129	$8,175
Receivables, net	93,533	72,957	105,772
Inventories, net	147,488	165,284	162,334
Prepaid expenses and other current assets	52,312	46,076	41,253
Total Current Assets	$302,693	$292,446	$317,534
Property and equipment, net	341,800	325,597	281,504
Intangible assets, net	187,605	189,411	255,768
Goodwill	25,611	25,604	27,403
Operating lease assets	387,987	379,898	372,452
Other assets, net	61,578	61,838	63,195
Deferred income taxes	30,579	34,164	21,850
Total Assets	$1,337,853	$1,308,958	$1,339,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$102,672	$104,622	$86,212
Accrued compensation	23,075	28,805	21,417
Current portion of operating lease liabilities	66,274	64,506	64,119
Accrued expenses and other liabilities	66,372	67,370	69,007
Total Current Liabilities	$258,393	$265,303	$240,755
Long-term debt	142,717	116,443	117,714
Non-current portion of operating lease liabilities	383,438	382,492	360,935
Other non-current liabilities	29,915	29,883	27,879
Shareholders’ Equity
Common stock, $1.00 par value per share	14,900	14,887	14,875
Additional paid-in capital	209,841	205,689	194,893
Retained earnings	300,286	295,974	385,761
Accumulated other comprehensive loss	(1,637)	(1,713)	(3,106)
Total Shareholders’ Equity	$523,390	$514,837	$592,423
Total Liabilities and Shareholders’ Equity	$1,337,853	$1,308,958	$1,339,706
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	First Quarter
	Fiscal 2026	Fiscal 2025
Net sales	$391,402	$392,861
Cost of goods sold	147,519	140,575
Gross profit	$243,883	$252,286
Operating expenses
SG&A	210,888	205,745
Depreciation and amortization	16,380	16,963
Total Operating expenses	227,268	222,708
Royalties and other operating income	5,748	6,628
Operating income	$22,363	$36,206
Interest expense, net	2,282	1,726
Earnings before income taxes	$20,081	$34,480
Income tax expense	5,093	8,299
Net earnings	$14,988	$26,181

Net earnings per share:
Basic	$1.01	$1.72
Diluted	$1.00	$1.70
Weighted average shares outstanding:
Basic	14,892	15,222
Diluted	15,005	15,404
Dividends declared per share	$0.70	$0.69
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	First Quarter
	Fiscal 2026	Fiscal 2025
Net earnings	$14,988	$26,181
Other comprehensive income, net of taxes:
Net foreign currency translation adjustment	76	570
Comprehensive income	$15,064	$26,751
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Quarter
	Fiscal 2026	Fiscal 2025
Cash Flows From Operating Activities:
Net earnings	$14,988	$26,181
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	14,573	14,529
Amortization of intangible assets	1,807	2,434
Impairment of property and equipment	849	—
Equity compensation expense	3,727	3,605
Amortization of deferred financing costs	96	96
Deferred income taxes	3,596	(1,440)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(24,281)	(33,078)
Inventories, net	17,870	5,271
Income tax receivable	3,547	5,053
Prepaid expenses and other current assets	(6,239)	(2,973)
Current liabilities	(15,709)	(7,376)
Other balance sheet changes	(6,922)	(16,244)
Cash provided by (used in) operating activities	$7,902	$(3,942)
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(28)
Purchases of property and equipment	(22,771)	(23,427)
Cash used in investing activities	$(22,771)	$(23,455)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(115,975)	(94,125)
Proceeds from revolving credit arrangements	142,249	180,733
Repurchase of common stock	—	(50,526)
Proceeds from issuance of common stock	438	482
Cash dividends paid	(10,605)	(10,381)
Other financing activities	—	(224)
Cash provided by financing activities	$16,107	$25,959
Net change in cash and cash equivalents	$1,238	$(1,438)
Effect of foreign currency translation on cash and cash equivalents	(7)	143
Cash and cash equivalents at the beginning of year	8,129	9,470
Cash and cash equivalents at the end of period	$9,360	$8,175
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	First Quarter Fiscal 2026
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 31, 2026	$14,887	$205,689	$295,974	$(1,713)	$514,837
Net earnings and other comprehensive income	—	—	14,988	76	15,064
Shares issued under equity plans	13	425	—	—	438
Compensation expense for equity awards	—	3,727	—	—	3,727
Repurchase of shares	—	—	—	—	—
Dividends declared	—	—	(10,676)	—	(10,676)
May 2, 2026	$14,900	$209,841	$300,286	$(1,637)	$523,390

	First Quarter Fiscal 2025
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 1, 2025	$15,707	$190,816	$419,713	$(3,676)	$622,560
Net earnings and other comprehensive income	—	—	26,181	570	26,751
Shares issued under equity plans	10	472	—	—	482
Compensation expense for equity awards	—	3,605	—	—	3,605
Repurchase of shares	(842)	—	(49,684)	—	(50,526)
Dividends declared	—	—	(10,449)	—	(10,449)
May 3, 2025	$14,875	$194,893	$385,761	$(3,106)	$592,423
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FIRST QUARTER OF FISCAL 2026
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
Certain prior year amounts are reclassified to conform to the current year presentation. These reclassifications had no impact on our previously reported total assets, total liabilities, results of operations, comprehensive income or net cash flows from operating, financing or investing activities.
The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Fiscal 2025 Form 10-K. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Fiscal 2025 Form 10-K.
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
Corporate and Other is a reconciling category for reporting purposes and includes the elimination of inter-segment sales, which totaled less than $1 million in both the First Quarter of Fiscal 2026 and the First Quarter of Fiscal 2025. Corporate and Other also includes our corporate offices, substantially all financing activities, any other items that are not allocated to the operating segments, including LIFO inventory accounting adjustments as our LIFO pool does not correspond to our operating segment definitions and unallocated Corporate expenses, and our Lyons, Georgia distribution center operations.
In the Fourth Quarter of Fiscal 2025, we changed the measure we use to assess the profitability of our operating segments from segment operating income to segment earnings before interest, taxes, depreciation and amortization (“segment EBITDA”). Segment EBITDA also excludes certain infrequent operating charges, including impairments of goodwill, intangible assets and equity method investments. Our CODM uses segment EBITDA to assess operating segment performance and allocate resources. As a result of this change, prior periods have been recast to conform to the current period presentation. The change in segment profit measure did not affect the total consolidated profit or loss of the Company.
We believe segment EBITDA and our consolidated measures of EBITDA and Adjusted EBITDA provide useful supplemental information to management, analysts, investors and other interested parties in evaluating the profitability and operating performance of our business. We use EBITDA and Adjusted EBITDA, when applicable, to facilitate the evaluation of our consolidated results before the effects of certain expenses that directly arise from our capital investment decisions, financing decisions and tax strategies, including depreciation and amortization, interest expense and income taxes. Adjusted EBITDA excludes certain infrequent operating charges, if any, that we do not believe are reflective of our ongoing business performance, including impairments of goodwill, intangible assets and equity method investments.
We use consolidated EBITDA, and Adjusted EBITDA when impairments of goodwill, intangible assets and equity method investments are incurred, to forecast our performance, evaluate actual results against our forecasts and compare our results to others in the industries we serve. These measures should not be considered in isolation from, or as a substitute for, financial measures prepared in accordance with GAAP. See the reconciliation below of EBITDA to net earnings, the most directly comparable GAAP financial measure.
The table below presents certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	First Quarter
	Fiscal 2026	Fiscal 2025
Tommy Bahama
Net sales	$224,636	$216,175
Cost of goods sold	77,107	76,450
Gross profit	$147,529	$139,725
Operating costs:
Variable and distribution costs	14,299	13,300
Advertising costs	10,674	10,147
Employment costs	49,095	47,287
Occupancy costs	24,376	22,778
Other segment items (1)	8,967	7,889
Tommy Bahama Segment EBITDA	$40,118	$38,324
Lilly Pulitzer
Net sales	$90,373	$99,042
Cost of goods sold	35,090	34,113
Gross profit	$55,283	$64,929
Operating costs:

Variable and distribution costs	5,379	6,048
Advertising costs	8,654	8,525
Employment costs	13,610	13,659
Occupancy costs	5,098	5,443
Other segment items (1)	7,535	8,202
Lilly Pulitzer Segment EBITDA	$15,007	$23,052
Johnny Was
Net sales	$37,850	$43,473
Cost of goods sold	12,968	15,355
Gross profit	$24,882	$28,118
Operating costs:
Variable and distribution costs	2,211	2,151
Advertising costs	4,198	5,534
Employment costs	9,429	10,261
Occupancy costs	4,898	5,389
Other segment items (1)	5,355	4,812
Johnny Was Segment EBITDA	$(1,209)	$(29)
Emerging Brands
Net sales	$38,624	$34,248
Cost of goods sold	17,917	13,934
Gross profit	$20,707	$20,314
Operating costs:
Variable and distribution costs	3,456	2,447
Advertising costs	2,872	3,148
Employment costs	5,812	6,577
Occupancy costs	1,666	1,868
Other segment items (1)	3,925	3,423
Emerging Brands Segment EBITDA	$2,976	$2,851
Corporate
Net sales	$(81)	$(77)
Cost of goods sold (2)	4,437	723
Gross profit (loss)	$(4,518)	$(800)
Unallocated Corporate costs and income (3)	13,631	10,229
Corporate EBITDA	$(18,149)	$(11,029)
EBITDA	$38,743	$53,169
(1)For all reportable segments, other segment items primarily consist of software costs, professional services costs, other selling, general and administrative costs, royalties and other income and provisions for credit losses.
(2)Cost of goods sold for Corporate and Other included a LIFO accounting charge of $4 million in the First Quarter of Fiscal 2026 and less than $1 million in the First Quarter of Fiscal 2025.
(3)Unallocated Corporate costs for Corporate and Other primarily consist of unallocated employment and other overhead expenses.

The following table presents a reconciliation (in thousands) from EBITDA to consolidated operating income, earnings before income taxes, and total net earnings:

	First Quarter
	Fiscal 2026	Fiscal 2025
EBITDA	$38,743	$53,169
Depreciation and amortization	16,380	16,963
Operating income	$22,363	$36,206
Interest expense, net	2,282	1,726
Earnings before income taxes	$20,081	$34,480
Income tax expense	5,093	8,299
Net earnings	$14,988	$26,181
The tables below present certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	First Quarter
	Fiscal 2026	Fiscal 2025
Depreciation and amortization
Tommy Bahama	$7,730	$7,577
Lilly Pulitzer	3,703	4,915
Johnny Was	2,380	3,381
Emerging Brands	918	944
Corporate and Other	1,649	146
Depreciation and amortization	$16,380	$16,963
Purchases of Property and Equipment
Tommy Bahama	$10,589	$6,968
Lilly Pulitzer	1,834	2,959
Johnny Was	541	455
Emerging Brands	7	2,143
Corporate and Other	9,800	10,902
Purchases of Property and Equipment	$22,771	$23,427

	May 2, 2026	January 31, 2026	May 3, 2025
Assets
Tommy Bahama (1)	$701,498	$693,069	$695,801
Lilly Pulitzer (2)	232,861	214,411	225,040
Johnny Was (3)	157,432	161,255	229,534
Emerging Brands (4)	115,041	122,465	124,463
Corporate and Other (5)	131,021	117,758	64,868
Consolidated Total Assets	$1,337,853	$1,308,958	$1,339,706
(1)Increase in Tommy Bahama total assets from May 3, 2025, relates primarily to an increase in operating lease assets and property and equipment partially offset by a decrease in receivables.
(2)Increase in Lilly Pulitzer total assets from May 3, 2025, relates primarily to an increase in operating lease assets and software related assets partially offset by a decrease in property and equipment, receivables and inventories.
(3)Decrease in Johnny Was total assets from May 3, 2025, relates primarily to the $57 million Third Quarter of Fiscal 2025 impairment charge for intangible assets and the amortization of acquired intangible assets. In addition, decreases in operating lease assets, property and equipment and receivables were partially offset by an increase in deferred tax assets.
(4)Decrease in Emerging Brands total assets from May 3, 2025, relates primarily to a decrease in operating lease assets, a $4 million Third Quarter of Fiscal 2025 impairment charge for goodwill and intangible assets related to Jack Rogers and a decrease in property and equipment and receivables.
(5)Increase in Corporate and Other total assets from May 3, 2025, relates primarily to an increase in property and equipment related to the new distribution center project in Lyons, Georgia.
Net sales by geographic area are presented in the table below (in thousands). The other foreign amounts primarily relate to our Tommy Bahama operations in Canada and Australia.

	First Quarter
	Fiscal 2026	Fiscal 2025
Net Sales
United States	$383,043	$385,159
Other foreign	8,359	7,702
	$391,402	$392,861
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

	First Quarter Fiscal 2026
	Net Sales	Retail	E-commerce	Food and Beverage	Wholesale	Other
Tommy Bahama	$224,636	44%	20%	17%	19%	—%
Lilly Pulitzer	90,373	37%	38%	—%	25%	—%
Johnny Was	37,850	38%	43%	—%	19%	—%
Emerging Brands	38,624	17%	41%	—%	42%	—%
Corporate and Other	(81)	—%	—%	—%	—%	NM %
Total	$391,402	39%	29%	10%	22%	—%

	First Quarter Fiscal 2025
	Net Sales	Retail	E-commerce	Food & Beverage	Wholesale	Other
Tommy Bahama	$216,175	45%	19%	16%	20%	—%
Lilly Pulitzer	99,042	35%	42%	—%	23%	—%
Johnny Was	43,473	37%	38%	—%	25%	—%
Emerging Brands	34,248	19%	38%	—%	43%	—%
Corporate and Other	(77)	—%	—%	—%	—%	NM %
Total	$392,861	39%	29%	9%	23%	—%
Note 3.    Revenue Recognition and Receivables:
Our revenue consists of direct to consumer sales, including our retail store, e-commerce and food and beverage operations, and wholesale sales, as well as royalty income, which is included in royalties and other operating income in our consolidated statements of operations. We recognize revenue when performance obligations under the terms of the contracts with our customers are satisfied. Our accounting policies related to revenue recognition for each type of contract with customers are described in the significant accounting policies in our Fiscal 2025 Form 10-K.

The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	First Quarter
	Fiscal 2026	Fiscal 2025
Retail	$154,110	$153,809
E-commerce	111,499	113,643
Food and Beverage	38,077	33,532
Wholesale	87,797	91,954
Other	(81)	(77)
Net sales	$391,402	$392,861
An estimated sales return liability of $9 million, $9 million and $12 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheets as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively. As of May 2, 2026, January 31, 2026, and May 3, 2025, prepaid expenses and other current assets included $3 million, $3 million and $4 million, respectively, relating to the estimated value of inventory for expected direct to consumer and wholesale sales returns.
Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of May 2, 2026, January 31, 2026, and May 3, 2025, reserve balances recorded as a reduction to receivables related to these items were $3 million, $3 million and $4 million, respectively. As of May 2, 2026, January 31, 2026, and May 3, 2025, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $4 million and $1 million, respectively.
Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheets and totaled $22 million, $23 million and $21 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively.
Note 4.    Leases:
For the First Quarter of Fiscal 2026, operating lease expense was $22 million and variable lease expense was $14 million, resulting in total lease expense of $36 million. In the First Quarter of Fiscal 2025, operating lease expense was $22 million and variable lease expense was $11 million, resulting in total lease expense of $33 million.
Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Quarter of Fiscal 2026 and the First Quarter of Fiscal 2025 was $29 million and $23 million, respectively.
As of May 2, 2026, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2026	$61,233
2027	83,823
2028	81,474
2029	65,535
2030	55,742
2031	45,717
After 2031	182,321
Total lease payments	$575,845
Less: Difference between discounted and undiscounted lease payments	126,133
Present value of lease liabilities	$449,712

Note 5.    Shareholders’ Equity:
From time to time, we repurchase our common stock mainly through open market repurchase plans. On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the First Quarter of Fiscal 2026, we repurchased no shares of our common stock. During the First Quarter of Fiscal 2025, we repurchased a total of 842,007 shares in open market repurchases at an average price of $59.38 for $50 million under a previous December 10, 2024, Board of Directors authorization of up to $100 million to repurchase shares of our stock.
As of May 2, 2026, $95 million remained under the March 24, 2025, Board of Directors' authorization.
We also repurchase shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock. During the First Quarter of Fiscal 2026 and the First Quarter of Fiscal 2025, we repurchased no shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock.
Long-Term Stock Incentive Plan and Equity Compensation Expense
In recent years, we have granted a combination of service-based restricted share awards and awards based on relative total shareholder return ("TSR") to certain select employees.
Service-Based Restricted Share Awards
The table below summarizes the service-based restricted share units activity for the First Quarter of Fiscal 2026:

	First Quarter of Fiscal 2026
	Number of Shares or Units	Weighted- average grant date fair value
Awards outstanding at beginning of year	235,457	$85
Awards granted	247,665	$33
Awards vested, including awards repurchased from employees for employees’ tax liability	—	$—
Awards forfeited	(7,543)	$84
Awards outstanding on May 2, 2026	475,579	$58
TSR-based Restricted Share Units
The table below summarizes the TSR-based restricted share unit activity at target for the First Quarter of Fiscal 2026:

	First Quarter of Fiscal 2026
	Number of Share Units	Weighted- average grant date fair value
TSR-based awards outstanding at beginning of year	244,346	$117
TSR-based awards granted	101,250	$42
TSR-based restricted shares earned and vested, including restricted share units repurchased from employees for employees’ tax liability	—	$—
TSR-based awards forfeited	(6,736)	$114
TSR-based awards outstanding on May 2, 2026	338,860	$95
As disclosed in Note 1 to our consolidated financial statements contained in our Fiscal 2025 Form 10-K, the fair value of TSR-based awards is not tied to the price of our common stock at any fixed point in time; rather, the fair value of

TSR-based awards is determined using a Monte Carlo simulation model, which models multiple TSR paths for our common stock as well as the comparator group, as applicable, to evaluate and determine the estimated fair value of the award.
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
The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 5% as of May 2, 2026), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of May 2, 2026, January 31, 2026, and May 3, 2025, totaled $5 million, $5 million and $5 million, respectively.
As of May 2, 2026, January 31, 2026 and May 3, 2025 we had $143 million, $116 million and $118 million, respectively, of borrowings outstanding and $177 million, $203 million and $203 million, respectively, in unused availability under the U.S. Revolving Credit Agreement. The increase in debt during the First Quarter of Fiscal 2026 was primarily the result of (1) lower net earnings, (2) working capital requirements, (3) capital expenditures primarily associated with the project to build a new distribution center in Lyons, Georgia and (4) payment of dividends collectively exceeding cash flow from operations.
Note 7.    Commitments and Contingencies:
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). During Fiscal 2025 and the First Quarter of Fiscal 2026, we paid approximately $40 million and $5 million, respectively, of IEEPA tariffs before the Supreme Court decision. We also recorded $30 million and $12 million of additional cost of goods sold relating to these tariffs during Fiscal 2025 and the First Quarter of Fiscal 2026, respectively.
During the First Quarter of Fiscal 2026, we filed for refunds of previously paid tariffs assessed under IEEPA in an aggregate amount of approximately $25 million under Phase I of the refund process established by U.S. Customs and Border Protection ("CBP"). We expect to file refund claims for the remaining amount of tariffs paid when a formal process is established.
The financial impact of the Supreme Court ruling as of May 2, 2026 was uncertain as it was unclear to what extent duties would be refunded by the CBP, the status of our filed claims, or if it was probable that we would collect related paid amounts. As such, we did not record any adjustments to our financial statements during the First Quarter of Fiscal 2026.
Subsequent to the end of the First Quarter of Fiscal 2026, we began to receive refunds of filed claims and received approximately $5 million through the date of the filing of this report. We are working with the CBP and are continuing to evaluate the impact of these developments on our business and financial statements. We continue to take steps to manage tariff-related cost pressures; however, these actions may not fully offset increased costs in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Fiscal 2025 Form 10-K.
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
For additional information about our business and our operating segments, see Part I, Item 1. Business of our Fiscal 2025 Form 10-K. Important factors relating to certain risks which could impact our business are described in Part I. Item 1A. Risk Factors of our Fiscal 2025 Form 10-K.
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
These competitive pressures have been further exacerbated by a challenging macroeconomic and geopolitical environment. Significant uncertainty related to U.S. tariffs on imported goods, and broader uncertainty around U.S. trade and tax policy, inflationary pressures, including recent significant increases in energy prices, and elevated interest rates have weighed on consumer confidence and discretionary spending. Geopolitical tensions, including the U.S.-Iran conflict, as well as other hostilities in the Middle East, and the ongoing war in Ukraine, have added to global uncertainty and have influenced, and may continue to influence, energy markets, transportation costs, and broader supply chain dynamics. Taken together, these conditions have increased volatility and reduced visibility across the global retail and consumer environment.
In response to the uncertain macroenvironment conditions, promotional activity across the industry has increased as retailers seek to offset traffic volatility and stimulate demand, further intensifying price competition. These factors have created a complex and challenging retail environment that impacts our businesses and financial results and exacerbated certain inherent challenges within the apparel industry, and may continue to do so in the future. There remains significant uncertainty in the macroeconomic environment, and the impact of these and other factors could materially affect our businesses.
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
Tariffs
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). During Fiscal 2025 and the First Quarter of Fiscal 2026, we paid approximately $40 million and $5 million, respectively, of IEEPA tariffs before the Supreme Court decision. We also recorded $30 million and $12 million of additional cost of goods sold relating to these tariffs during Fiscal 2025 and the First Quarter of Fiscal 2026, respectively.
During the First Quarter of Fiscal 2026, we filed for refunds of previously paid tariffs assessed under IEEPA in an aggregate amount of approximately $25 million under Phase I of the refund process established by the CBP. We expect to file refund claims for the remaining amount of tariffs paid when a formal process is established.
The financial impact of the Supreme Court ruling as of May 2, 2026 was uncertain as it was unclear to what extent duties would be refunded by the CBP, the status of our filed claims, or if it was probable that we would collect related paid amounts. As such, we did not record any adjustments to our financial statements during the First Quarter of Fiscal 2026.
Subsequent to the end of the First Quarter of Fiscal 2026, we began to receive refunds of filed claims and received approximately $5 million through the date of the filing of this report. We are working with the CBP and are continuing to evaluate the impact of these developments on our business and financial statements. We continue to take steps to manage tariff-related cost pressures; however, these actions may not fully offset increased costs in future periods.
Effective February 24, 2026, the U.S. administration imposed new, temporary tariffs on imports from all countries under section 122 of the Trade Act of 1974 and could take action to invoke other laws to collect additional tariffs. In May 2026, the U.S. Court of International Trade issued a ruling finding these section 122 tariffs unlawful, although this ruling is currently subject to an administrative stay while it is appealed by the government. There remains substantial uncertainty regarding the impacts of these events on existing tariffs, the scope and duration of any newly announced tariffs, and the possibility of further additional or modified tariffs or retaliatory actions.

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
Net Earnings and EBITDA
We believe that net earnings and EBITDA, along with the adjusted measure of EBITDA ("Adjusted EBITDA"), are useful measures of operating performance. Net earnings represents our profitability after the effects of all operating and other expenses and income. EBITDA helps us, analysts, investors, and other interested parties assess the underlying profitability of our operations before the effects of certain net expenses that directly arise from our capital investment decisions (depreciation and amortization), financing decisions (interest), and tax strategies (income taxes).
Adjusted EBITDA eliminates certain infrequent operating charges (impairments of goodwill, intangible assets and equity method investments), if any, that we do not believe are reflective of our ongoing business performance. This adjusted measure helps us, analysts, investors, and other interested parties evaluate our operating performance on a comparable basis from period-to-period so that we can better understand the ongoing factors and trends affecting our business operations. We use EBITDA, or Adjusted EBITDA, if applicable, to forecast our performance, evaluate our actual results against our forecasts and compare our results to others in the industries that we serve.
See “Non-GAAP Financial Measures” below for a reconciliation of EBITDA to net earnings, the most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).
Key Operating Results:
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Quarter of Fiscal 2026 compared to the First Quarter of Fiscal 2025:

	First Quarter
	Fiscal 2026	Fiscal 2025
Net sales	$391,402	$392,861
Gross profit	$243,883	$252,286
Gross margin	62.3%	64.2%
Net earnings	$14,988	$26,181
EBITDA	$38,743	$53,169
Net earnings per diluted share	$1.00	$1.70
Weighted average shares outstanding - diluted	15,005	15,404
Net earnings per diluted share were $1.00 in the First Quarter of Fiscal 2026 compared to net earnings per diluted share of $1.70 in the First Quarter of Fiscal 2025 reflecting (1) lower gross margin primarily from $11 million of increased cost of goods sold from additional tariffs enacted in Fiscal 2025, (2) increased SG&A, (3) decreased net sales, (4) decreased royalties and other operating income, (5) increased interest expense and (6) a higher effective tax rate.

DIRECT TO CONSUMER LOCATIONS
The table below provides information about the number of direct to consumer locations for our brands as of the dates specified. The figures below include our permanent locations and exclude any pop-up or temporary store locations which have an initial lease term of 12 months or less.

	May 2, 2026	January 31, 2026	May 3, 2025	February 1, 2025
Tommy Bahama full-price retail stores	102	102	103	106
Tommy Bahama retail-food and beverage locations	28	28	26	24
Tommy Bahama outlets	38	37	36	36
Total Tommy Bahama locations	168	167	165	166
Lilly Pulitzer full-price retail stores	69	67	65	64
Johnny Was full-price retail stores	70	75	77	77
Johnny Was outlets	3	3	3	3
Total Johnny Was locations	73	78	80	80
Southern Tide full-price retail stores	33	34	35	30
TBBC full-price retail stores	8	9	8	5
Total Oxford direct to consumer locations	351	355	353	345
We regularly evaluate our direct-to-consumer locations and may close, relocate, remodel or convert stores to optimize our store footprint and support the long-term performance of our brands. In light of current macroeconomic conditions, we have recently increased our scrutiny of new, extended and underperforming brick-and-mortar opportunities. During the First Quarter of Fiscal 2026, we realigned our store fleet by converting the Johnny Was full-price retail store on King Street in Charleston, South Carolina, and the Southern Tide full-price retail store in Boca Raton, Florida, into Lilly Pulitzer full-price retail stores, closing four additional Johnny Was full-price retail locations and closing one TBBC store location.
RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL 2026 COMPARED TO FIRST QUARTER OF FISCAL 2025
The discussion and tables below compare our statements of operations for the First Quarter of Fiscal 2026 to the First Quarter of Fiscal 2025. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.
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

	First Quarter
	Fiscal 2026		Fiscal 2025		$ Change	% Change
Net sales	$391,402	100.0%	$392,861	100.0%	$(1,459)	(0.4)%
Cost of goods sold	147,519	37.7%	140,575	35.8%	6,944	4.9%
Gross profit	$243,883	62.3%	$252,286	64.2%	$(8,403)	(3.3)%
SG&A	210,888	53.9%	205,745	52.4%	5,143	2.5%
Depreciation and amortization	16,380	4.2%	16,963	4.3%	(583)	(3.4)%
Total Operating expenses	227,268	58.1%	222,708	56.7%	$4,560	2.0%
Royalties and other operating income	5,748	1.5%	6,628	1.7%	(880)	(13.3)%
Operating income	$22,363	5.7%	$36,206	9.2%	$(13,843)	(38.2)%
Interest expense, net	2,282	0.6%	1,726	0.4%	556	32.2%
Earnings before income taxes	$20,081	5.1%	$34,480	8.8%	$(14,399)	(41.8)%
Income taxes	5,093	1.3%	8,299	2.1%	(3,206)	(38.6)%
Net earnings	$14,988	3.8%	$26,181	6.7%	$(11,193)	(42.8)%
Net earnings per diluted share	$1.00		$1.70		$(0.70)	(41.2)%
Weighted average shares outstanding - diluted	15,005		15,404		(399)	(2.6)%
The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Quarter
	Fiscal 2026	Fiscal 2025
Retail	39%	39%
E-commerce	29%	29%
Food and beverage	10%	9%
Wholesale	22%	23%
Total	100%	100%
Net Sales

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Tommy Bahama	$224,636	$216,175	$8,461	3.9%
Lilly Pulitzer	90,373	99,042	(8,669)	(8.8)%
Johnny Was	37,850	43,473	(5,623)	(12.9)%
Emerging Brands	38,624	34,248	4,376	12.8%
Corporate and Other	(81)	(77)	(4)	NM %
Consolidated net sales	$391,402	$392,861	$(1,459)	(0.4)%
Consolidated net sales were $391 million in the First Quarter of Fiscal 2026 compared to net sales of $393 million in the First Quarter of Fiscal 2025. The decrease in net sales included decreased sales in Lilly Pulitzer and Johnny Was. These decreases were partially offset by increased sales in Tommy Bahama and Emerging Brands.
The changes in net sales by distribution channel consisted of the following:
•a decrease in wholesale sales of $4 million, or 5%, including (1) a $4 million decrease in Johnny Was and (2) a $2 million decrease in Tommy Bahama. These decreases were partially offset by a $1 million increase in Emerging Brands. Lilly Pulitzer wholesale sales in the First Quarter of Fiscal 2026 were comparable to the First Quarter of Fiscal 2025;
•a decrease in e-commerce sales of $2 million, or 2%, including a $7 million decrease in Lilly Pulitzer. This decrease was partially offset by (1) a $3 million increase in Tommy Bahama and (2) a $3 million increase in Emerging Brands. Johnny Was e-commerce sales in the First Quarter of Fiscal 2026 were comparable to the First Quarter of Fiscal 2025;
•an increase in food and beverage sales of $5 million, or 14%;
•full-price retail sales in the First Quarter of Fiscal 2026 were comparable to the First Quarter of Fiscal 2025, including a $3 million increase in Tommy Bahama. This increase was offset by (1) a $2 million decrease in Johnny Was and (2) a $1 million decrease in Lilly Pulitzer; and
•outlet sales in the First Quarter of Fiscal 2026 were comparable to the First Quarter of Fiscal 2025.
Tommy Bahama:
Tommy Bahama net sales increased $8 million, or 4%, in the First Quarter of Fiscal 2026, with an increase in (1) food and beverage sales of $5 million, or 14%, (2) e-commerce sales of $3 million, or 7%, and (3) full-price retail sales of $3 million, or 3%. These increases were partially offset by a decrease in wholesale sales of $2 million, or 4%. Outlet sales in the First Quarter of Fiscal 2026 were comparable to the First Quarter of Fiscal 2025. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter
	Fiscal 2026	Fiscal 2025
Retail	44%	45%
E-commerce	20%	19%
Food & beverage	17%	16%
Wholesale	19%	20%
Total	100%	100%
Lilly Pulitzer:
Lilly Pulitzer net sales decreased $9 million, or 9%, in the First Quarter of Fiscal 2026, with a decrease in (1) e-commerce sales of $7 million, or 17%, and (2) retail sales of $1 million, or 4%. Wholesale sales in the First Quarter of Fiscal 2026 were comparable to the First Quarter of Fiscal 2025. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter
	Fiscal 2026	Fiscal 2025
Retail	37%	35%
E-commerce	38%	42%
Wholesale	25%	23%
Total	100%	100%

Johnny Was:
Johnny Was net sales decreased $6 million, or 13%, in the First Quarter of Fiscal 2026, with a decrease in (1) wholesale sales of $4 million, or 34% and (2) full-price retail sales of $2 million, or 11%. E-commerce and outlet sales in the First Quarter of Fiscal 2026 were comparable to the First Quarter of Fiscal 2025. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	First Quarter
	Fiscal 2026	Fiscal 2025
Retail	38%	37%
E-commerce	43%	38%
Wholesale	19%	25%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales increased $4 million, or 13%, in the First Quarter of Fiscal 2026 including increases in TBBC, Duck Head, and Jack Rogers. By distribution channel, the increase in net sales in Emerging Brands included increases in (1) e-commerce sales of $3 million, or 21% and (2) wholesale sales of $1 million, or 10%. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Quarter
	Fiscal 2026	Fiscal 2025
Retail	17%	19%
E-commerce	41%	38%
Wholesale	42%	43%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating segments.
Gross Profit
The tables below present gross profit by reportable segment and Corporate and Other and in total for the First Quarter of Fiscal 2026 and the First Quarter of Fiscal 2025, as well as the dollar change and percentage change between those two periods, and gross margin by reportable segment and Corporate and Other and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Tommy Bahama	$147,529	$139,725	$7,804	5.6%
Lilly Pulitzer	55,283	64,929	(9,646)	(14.9)%
Johnny Was	24,882	28,118	(3,236)	(11.5)%
Emerging Brands	20,707	20,314	393	1.9%
Corporate and Other	(4,518)	(800)	(3,718)	NM %
Consolidated gross profit	$243,883	$252,286	$(8,403)	(3.3)%

	First Quarter
	Fiscal 2026	Fiscal 2025
Tommy Bahama	65.7%	64.6%
Lilly Pulitzer	61.2%	65.6%
Johnny Was	65.7%	64.7%
Emerging Brands	53.6%	59.3%
Corporate and Other	NM%	NM%
Consolidated gross margin	62.3%	64.2%
The decreased gross profit of 3% was primarily due to decreased consolidated gross margin. The decreased gross margin was primarily due to (1) approximately $11 million of increased cost of goods sold from additional tariffs implemented starting in Fiscal 2025 and (2) a $4 million higher LIFO accounting charge in the First Quarter of Fiscal 2026 compared to the First Quarter of Fiscal 2025. These decreases were partially offset by (1) updated assortment, sourcing and pricing strategies across our portfolio, (2) lower freight costs to customers due to improved carrier rates from contract renegotiations and (3) a change in sales mix with wholesale sales representing a lower proportion of net sales.
Tommy Bahama:
The higher gross margin for Tommy Bahama was primarily due to (1) updated assortment, sourcing and pricing strategies, (2) a shift in the timing of loyalty card promotions that led to a shift in promotional sales from the First Quarter of Fiscal 2026 to the Second Quarter of Fiscal 2026, (3) decreased freight costs to customers due to improved carrier rates from contract renegotiations and (4) a change in sales mix with wholesale sales representing a lower proportion of net sales. These increases were partially offset by increased cost of goods sold from additional tariffs implemented starting in Fiscal 2025.
Lilly Pulitzer:
The lower gross margin for Lilly Pulitzer was primarily due to (1) increased cost of goods sold from additional tariffs implemented starting in Fiscal 2025, (2) a change in sales mix with e-commerce flash sales representing a higher proportion of net sales and (3) a change in sales mix with off-price wholesale sales representing a higher proportion of net sales. These decreases were partially offset by (1) updated assortment, sourcing and pricing strategies and (2) decreased freight costs to customers due to improved carrier rates from contract renegotiations.
Johnny Was:
The higher gross margin for Johnny Was was primarily due to (1) a revised promotional strategy to have fewer promotional events than in previous periods, (2) updated assortment, sourcing and pricing strategies, (3) decreased freight costs to customers due to improved carrier rates from contract renegotiations and (4) a change in sales mix with wholesale sales representing a lower proportion of net sales. These increases were partially offset by increased cost of goods sold from additional tariffs implemented starting in Fiscal 2025.
Emerging Brands:
The lower gross margin for Emerging Brands was primarily due to (1) increased cost of goods sold from additional tariffs implemented starting in Fiscal 2025 and (2) higher markdowns during promotional and clearance events. These decreases were partially offset by (1) updated assortment, sourcing and pricing strategies, (2) decreased freight costs to customers due to improved carrier rates from contract renegotiations and (3) a change in sales mix with e-commerce sales representing a higher proportion of net sales.
Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments that resulted in a $4 million higher charge in the First Quarter of Fiscal 2026 than the First Quarter of Fiscal 2025.

SG&A

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
SG&A	210,888	205,745	$5,143	2.5%
SG&A (as a % of net sales)	53.9%	52.4%
SG&A was $211 million in the First Quarter of Fiscal 2026 compared to $206 million in the First Quarter of Fiscal 2025, with approximately $1 million, or 28%, of the increase due to new brick and mortar retail and food and beverage locations. The 2% increase in total SG&A in the First Quarter of Fiscal 2026 included the following, which, where applicable, includes the SG&A of the new brick and mortar locations:
•$2 million increase in employment costs driven primarily by new brick and mortar retail locations;
•$2 million increase in variable and distribution costs primarily due to increased variable costs resulting from increased Tommy Bahama sales, distribution related expenses associated with moving operations between our Lyons, Georgia distribution centers and temporarily operating two distribution centers during the transition to the newly constructed facility;
•$1 million increase in consulting and professional services related costs; and
•$1 million increase in software related costs.
These increases were partially offset by:
•$1 million decrease in advertising related costs.
Depreciation and Amortization

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Depreciation and amortization	$16,380	$16,963	$(583)	(3.4)%
Depreciation and amortization (as a % of net sales)	4.2%	4.3%
The lower depreciation and amortization expense was primarily driven by a $1 million decrease in amortization of intangible assets.
Royalties and other operating income

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Royalties and other operating income	$5,748	$6,628	$(880)	(13.3)%
Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The decreased royalties and other operating income in the First Quarter of Fiscal 2026 was primarily due to decreased royalty income in Tommy Bahama reflecting reduced sales by our licensing partners impacted by higher tariffs.

Operating income

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Operating income	$22,363	$36,206	$(13,843)	(38.2)%
Operating income (as a % of net sales)	5.7%	9.2%
Operating income was $22 million in the First Quarter of Fiscal 2026 compared to operating income of $36 million in First Quarter of Fiscal 2025. The decreased operating results were primarily due to (1) lower gross margin primarily from $11 million of increased cost of goods sold from additional tariffs enacted in Fiscal 2025, (2) increased SG&A, (3) decreased net sales and (4) decreased royalties and other operating income.

Interest expense, net

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Interest expense, net	2,282	1,726	$556	32.2%
The increased interest expense, net in the First Quarter of Fiscal 2026 was primarily due to a higher average outstanding debt balance during the First Quarter of Fiscal 2026 than the First Quarter of Fiscal 2025.
Income tax

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Income tax expense	5,093	8,299	$(3,206)	(38.6)%
Effective tax rate	25.4%	24.1%
Our effective tax rate will vary from period to period from a typical annual effective tax rate of approximately 25% based on various factors including, but not limited to, the geographic mix of earnings, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
For the First Quarter of Fiscal 2026, our effective tax rate of 25.4% included the benefit derived from a reduction in income tax expense as a result of the receipt of interest from a U.S. federal income tax receivable and return-to-provision adjustments partially offset by additional interest expense on uncertain tax positions and a valuation allowance on certain deferred tax assets related to the wind-down of a foreign subsidiary.
For the First Quarter of Fiscal 2025, our effective tax rate of 24.1% included the benefit derived from a reduction in income tax expense as a result of the receipt of interest from a U.S. federal income tax receivable and the remeasurement of deferred tax balances due to changes in state tax rates partially offset by a net increase to uncertain tax positions during the quarter.

Net earnings

	First Quarter
	Fiscal 2026	Fiscal 2025
Net sales	$391,402	$392,861
Operating income	$22,363	$36,206
Net earnings	$14,988	$26,181
Net earnings per diluted share	$1.00	$1.70
Weighted average shares outstanding - diluted	15,005	15,404
Net earnings per diluted share were $1.00 in the First Quarter of Fiscal 2026 compared to $1.70 in the First Quarter of Fiscal 2025 reflecting (1) lower gross margin primarily from $11 million of increased cost of goods sold from additional tariffs enacted in Fiscal 2025, (2) increased SG&A, (3) decreased net sales, (4) decreased royalties and other operating income, (5) increased interest expense and (6) a higher effective tax rate.
EBITDA

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Tommy Bahama Segment EBITDA	$40,118	$38,324	$1,794	4.7%
Lilly Pulitzer Segment EBITDA	15,007	23,052	(8,045)	(34.9)%
Johnny Was Segment EBITDA	(1,209)	(29)	(1,180)	NM%
Emerging Brands Segment EBITDA	2,976	2,851	125	4.4%
Corporate and Other EBITDA	(18,149)	(11,029)	(7,120)	NM%
EBITDA	$38,743	$53,169	$(14,426)	(27.1)%
EBITDA as a % of net sales	9.9%	13.5%
EBITDA was $39 million in the First Quarter of Fiscal 2026 compared to $53 million in the First Quarter of Fiscal 2025. The decreased EBITDA was primarily due to lower segment EBITDA in Lilly Pulitzer, Corporate and Other and Johnny Was. These decreases were partially offset by increases in Tommy Bahama and Emerging Brands. Changes in segment EBITDA by reportable segment and Corporate and Other are discussed below.
Tommy Bahama:

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$224,636	$216,175	$8,461	3.9%
Gross profit	$147,529	$139,725	$7,804	5.6%
Gross margin	65.7%	64.6%
Segment EBITDA	$40,118	$38,324	$1,794	4.7%
Segment EBITDA as % of net sales	17.9%	17.7%
The increased segment EBITDA for Tommy Bahama was due to (1) increased net sales and (2) higher gross margin. These increases were partially offset by increased SG&A. The increased SG&A was primarily due to (1) $2 million associated with new brick and mortar retail and food and beverage locations, (2) a $2 million increase in occupancy costs and (3) a $1 million increase in variable and distribution costs resulting from increased net sales.

Lilly Pulitzer:

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$90,373	$99,042	$(8,669)	(8.8)%
Gross profit	$55,283	$64,929	$(9,646)	(14.9)%
Gross margin	61.2%	65.6%
Segment EBITDA	$15,007	$23,052	$(8,045)	(34.9)%
Segment EBITDA as % of net sales	16.6%	23.3%
The decreased segment EBITDA for Lilly Pulitzer was due to (1) decreased net sales and (2) lower gross margin. These decreases were partially offset by decreased SG&A. The decreased SG&A was primarily due to a $1 million decrease in variable and distribution costs resulting from decreased net sales.
Johnny Was:

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$37,850	$43,473	$(5,623)	(12.9)%
Gross profit	$24,882	$28,118	$(3,236)	(11.5)%
Gross margin	65.7%	64.7%
Segment EBITDA	$(1,209)	$(29)	$(1,180)	NM
Segment EBITDA as % of net sales	(3.2%)	(0.1%)
The decreased segment EBITDA for Johnny Was was primarily due to decreased net sales. This decrease was partially offset by (1) higher gross margin and (2) decreased SG&A. The decreased SG&A was primarily due to (1) a $1 million decrease in advertising costs and (2) a $1 million decrease in employment costs.
Emerging Brands:

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$38,624	$34,248	$4,376	12.8%
Gross profit	$20,707	$20,314	$393	1.9%
Gross margin	53.6%	59.3%
Segment EBITDA	$2,976	$2,851	$125	4.4%
Segment EBITDA as % of net sales	7.7%	8.3%
The increased segment EBITDA for Emerging Brands was primarily due to increased net sales. This increase was partially offset by (1) increased SG&A and (2) lower gross margin. The increased SG&A was primarily due to a $1 million increase in variable and distribution costs primarily driven by increased net sales.
Corporate and Other:

	First Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$(81)	$(77)	$(4)	NM%
Gross profit	$(4,518)	$(800)	$(3,718)	NM%
Corporate EBITDA	$(18,149)	$(11,029)	$(7,120)	NM%
The decreased segment EBITDA for Corporate and Other was primarily due to (1) a higher LIFO accounting charge and (2) increased SG&A. The increased SG&A was primarily due to (1) a $2 million increase in employment costs primarily driven by increased incentive compensation, (2) a $1 million increase in software related costs and (3) a $1 million increase in consulting and professional services related costs.

Non-GAAP Financial Measures
The following table sets forth reconciliations of net earnings to EBITDA. EBITDA is calculated as net sales less cost of goods sold and total SG&A, and it excludes income tax expense (benefit), interest expense, net and depreciation and amortization. Adjusted EBITDA is EBITDA less other infrequent operating charges (impairments of goodwill, intangible assets and equity method investments). We believe that the presentation of EBITDA and Adjusted EBITDA, when impairments of goodwill, intangible assets and equity method investments are incurred, neither of which are GAAP financial measures, provides meaningful supplemental information to both management and investors that is indicative of our core operations when considered together with the corresponding GAAP financial measures and the reconciliations to those measures. We believe that EBITDA is a useful measure of operating performance because it helps us, analysts, investors, and other interested parties assess the underlying profitability of our operations before the effects of certain net expenses that directly arise from our capital investment decisions (depreciation, amortization), financing decisions (interest) and tax strategies (income taxes). EBITDA and Adjusted EBITDA help us, analysts, investors, and other interested parties evaluate our operating performance on a comparable basis from period-to-period so that we can better understand the ongoing factors and trends affecting our business operations. We also use EBITDA, and Adjusted EBITDA when applicable, to forecast our performance, evaluate our actual results against our forecasts and compare our results to others in the industries that we serve. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. The table below showing consolidated totals reconciles GAAP net earnings to EBITDA:

	First Quarter
	Fiscal 2026	Fiscal 2025
GAAP net earnings	$14,988	$26,181
Depreciation and amortization	16,380	16,963
Interest expense, net	2,282	1,726
Income tax expense	$5,093	$8,299
EBITDA	38,743	53,169
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

Cash Flow Activity
The following table sets forth the net cash flows for the First Quarter of Fiscal 2026 and the First Quarter of Fiscal 2025 (in thousands):

	First Quarter
	Fiscal 2026	Fiscal 2025
Cash provided by (used in) operating activities	$7,902	$(3,942)
Cash used in investing activities	(22,771)	(23,455)
Cash provided by financing activities	16,107	25,959
Net change in cash and cash equivalents	$1,238	$(1,438)
Changes in cash flows in the First Quarter of Fiscal 2026 and the First Quarter of Fiscal 2025 related to operating activities, investing activities and financing activities are discussed below.
Operating Activities:
In the First Quarter of Fiscal 2026 and the First Quarter of Fiscal 2025, operating activities provided $8 million and used $4 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including impairment charges, depreciation, amortization of intangible assets, amortization of deferred financing costs, equity-based compensation and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities.
In the First Quarter of Fiscal 2026, the net change in operating assets and liabilities from the end of Fiscal 2025 decreased cash provided by operating activities, was primarily due to:
•an increase in receivables, due to the seasonality of our business resulting in a higher proportion of wholesale sales occurring early in our fiscal year, as well as the timing of sales and cash receipts;
•a decrease in current liabilities due primarily to decreased accrued compensation driven by the timing of payments; and
•an increase in both prepaid expenses and other current assets and other balance sheet changes due primarily to increases in prepaid software costs and software as a service ("SaaS") configuration costs.
These decreases in cash provided by operating activities were partially offset by:
•a decrease in inventories, due to the seasonality of our business, with inventory balances decreasing early in the fiscal year due to a higher proportion of sales typically occurring early in our fiscal year. Our inventories at May 2, 2026 included $9 million of costs capitalized into inventory related to the U.S. tariffs implemented in Fiscal 2025; and
•a decrease in income tax receivables.
In the First Quarter of Fiscal 2025, the net change in operating assets and liabilities from the end of Fiscal 2024 decreased cash provided by operating activities primarily due to:
•an increase in receivables, due to the seasonality of our business resulting in a higher proportion of wholesale sales occurring early in our fiscal year, as well as an increase in tenant improvement allowance receivables and the timing of sales and cash receipts;
•an increase in prepaid expenses and other current assets and other balance sheet changes due primarily to increases in prepaid software costs and SaaS configuration costs; and
•a decrease in current liabilities due primarily to decreased accounts payable driven by the timing of inventory purchases

These decreases in cash provided by operating activities were partially offset by:
•a decrease in inventories, due to the seasonality of our business, with inventory balances decreasing early in the fiscal year due to a higher proportion of sales typically occurring early in our fiscal year. This decrease was partially offset by the acceleration of inventory purchases to minimize the impact of tariff increases implemented in the First Quarter of Fiscal 2025; and
•a decrease in income tax receivables.
Investing Activities:
In both the First Quarter of Fiscal 2026 and the First Quarter of Fiscal 2025, investing activities used $23 million of cash. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $23 million in both the First Quarter of Fiscal 2026 and the First Quarter of Fiscal 2025.
Financing Activities:
In the First Quarter of Fiscal 2026 and the First Quarter of Fiscal 2025, financing activities provided $16 million and $26 million of cash, respectively.
In the First Quarter of Fiscal 2026, net cash proceeds from debt were $26 million as our long-term debt increased due to capital expenditures of $23 million and dividends of $11 million collectively exceeding cash flow from operations.
In the First Quarter of Fiscal 2025, net cash proceeds from debt were $87 million as our long-term debt increased due to share repurchases of $51 million, capital expenditures of $23 million and dividends of $10 million collectively exceeding cash flow from operations.
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
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of May 2, 2026, January 31, 2026, and May 3, 2025, totaled $5 million, $5 million and $5 million, respectively.
As of May 2, 2026, January 31, 2026 and May 3, 2025 we had $143 million, $116 million and $118 million, respectively, of borrowings outstanding and $177 million, $203 million and $203 million, respectively, in unused availability under the U.S. Revolving Credit Agreement.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the First Quarter of Fiscal 2026 and as of May 2, 2026, no financial covenant testing was required pursuant to the U.S. Revolving Credit Agreement, as the minimum availability threshold was met at all times. As of May 2, 2026, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.
Operating Lease Commitments:
Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of May 2, 2026.
Dividends:
On June 9, 2026, our Board of Directors approved a cash dividend of $0.70 per share payable on July 31, 2026 to shareholders of record as of the close of business on July 17, 2026. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends.
Share Repurchases:
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the First Quarter of Fiscal 2026, we repurchased no shares of our common stock. During the First Quarter of Fiscal 2025, we repurchased a total of 842,007 shares in open market repurchases at an average price of $59.38 for $50 million under a previous December 10, 2024, Board of Directors authorization to repurchase up to $100 million shares of our stock.
As of May 2, 2026, $95 million remained under the March 24, 2025, Board of Directors' authorization.
Capital Expenditures:
Capital expenditures of $23 million for the First Quarter of Fiscal 2026 were comparable to the $23 million in the First Quarter of Fiscal 2025. Our capital expenditures in both the First Quarter of Fiscal 2026 and First Quarter of Fiscal 2025 related primarily to (1) the multi-year project to build a new distribution center in Lyons, Georgia to invest in a modern and more efficient distribution center for our brands and (2) the opening of food and beverage and retail store locations.

Capital expenditures do not include SaaS implementation expenditures that were $3 million and $11 million for the First Quarter of Fiscal 2026 and the First Quarter of Fiscal 2025, respectively. SaaS implementation costs on the condensed consolidated balance sheets as of May 2, 2026, January 31, 2026 and May 3, 2025 totaled $34 million, $33 million and $34 million and are included in prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets. Changes in current and noncurrent SaaS implementation assets are included in prepaid expenses and other current assets and other balance sheet changes, respectively, in the condensed consolidated statements of cash flows.
Other Liquidity Items:
Our contractual obligations as of May 2, 2026, except for the increased debt outstanding, as discussed above, have not changed materially from the contractual obligations outstanding at January 31, 2026, as disclosed in our Fiscal 2025 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2025 Form 10-K. During the First Quarter of Fiscal 2026, there have not been any significant changes to our critical accounting policies and estimates. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2025 Form 10-K.
SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating segments is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income in the First Quarter of Fiscal 2026 is indicative of the expected proportion of amounts by quarter for future periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2025 Form 10-K. There have not been any material changes in our exposure to these risks during the First Quarter of Fiscal 2026 other than our increased exposure to interest rates resulting from our increased borrowings relative to January 31, 2026.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act during the First Quarter of Fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Our business is subject to numerous risks. Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Fiscal 2025 Form 10-K, which could materially affect our business, financial condition or operating results. We operate in a competitive and rapidly changing business environment and additional risks and uncertainties that we currently consider immaterial or are not presently known to us may also adversely affect our business. The risks described in our Fiscal 2025 Form 10-K are not the only risks facing our company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the First Quarter of Fiscal 2026, we did not make any unregistered sales of equity securities.
(c)We have certain stock incentive plans as described in Note 9 of our Fiscal 2025 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the First Quarter of Fiscal 2026, no shares were repurchased from employees.
No shares were repurchased through open market repurchase programs during the First Quarter of Fiscal 2026. As of May 2, 2026, $95 million remained under the March 24, 2025, Board of Directors' authorization.
ITEM 5. OTHER INFORMATION
(a)Appointment of a Lead Independent Director

On June 9, 2026, our Board of Directors appointed Mr. John R. Holder as its Lead Independent Director, effective immediately following the retirement of Mr. E. Jenner Wood III at our upcoming annual meeting on June 23, 2026.

Bylaws Amendment

In addition and in connection with this appointment, our Board of Directors approved the amendment of our Bylaws, effective June 9, 2026, to, among other things: modernize provisions relating to shareholder meetings; update advance-notice and related disclosure requirements for shareholder proposals and director nominations, including provisions addressing Rule 14a-19 under the Exchange Act; update director retirement provisions, including a retirement age of 75 for directors who serve or have served as Lead Independent Director; further define certain officer roles; and add exclusive forum provisions for certain legal claims. The foregoing description is qualified in its entirety by reference to the amended and restated Bylaws filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

(c)During the First Quarter of Fiscal 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended*
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.**
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith.
**Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 11, 2026	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)