Form 10-Q
period 2026-08-01
OXFORD INDUSTRIES INC
filed 2026-09-04
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2026

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 1, 2026, there were 14,978,274 shares of the registrant’s common stock outstanding.

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Second Quarter of Fiscal 2026

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” "will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation:
•changes in the trade policies of the United States and those of other nations, including risks of potential future changes or worsening trade tensions between the United States and other countries and the impact of uncertainties surrounding U.S. trade policy on consumer sentiment, inflation and financial markets;
•our ability to mitigate current and potential future tariffs imposed and receive remaining tariff refunds;
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
•our ability to accurately forecast consumer demand and effectively manage inventory levels, including the risk of increased promotional activity and margin pressure or, conversely, lost sales as a result of inaccurate forecasts;
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
•the execution of key strategic initiatives to drive operating performance across our enterprise;
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

•our ability to identify and secure suitable locations for new retail store and food and beverage openings, as well as to successfully negotiate acceptable terms for the early exit or restructuring of leases for underperforming locations;
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

DEFINITIONS
As used in this report, unless the context requires otherwise, “our,” “us” or "we” means Oxford Industries, Inc. and its consolidated subsidiaries; “SG&A” means selling, general and administrative expenses; “SEC” means the United States Securities and Exchange Commission; “FASB” means the Financial Accounting Standards Board; “ASC” means the FASB Accounting Standards Codification; “GAAP” means generally accepted accounting principles in the United States; “TBBC” means The Beaufort Bonnet Company; and “Fiscal 2025 Form 10-K” means our Annual Report on Form 10-K for Fiscal 2025. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2027	52 weeks ending January 29, 2028
Fiscal 2026	52 weeks ending January 30, 2027
Fiscal 2025	52 weeks ended January 31, 2026
Fiscal 2024	52 weeks ended February 1, 2025
Fourth Quarter Fiscal 2026	13 weeks ending January 30, 2027
Third Quarter Fiscal 2026	13 weeks ending October 31, 2026
Second Quarter Fiscal 2026	13 weeks ended August 1, 2026
First Quarter Fiscal 2026	13 weeks ended May 2, 2026
Fourth Quarter Fiscal 2025	13 weeks ended January 31, 2026
Third Quarter Fiscal 2025	13 weeks ended November 1, 2025
Second Quarter Fiscal 2025	13 weeks ended August 2, 2025
First Quarter Fiscal 2025	13 weeks ended May 3, 2025
First Half Fiscal 2026	26 weeks ended August 1, 2026
First Half Fiscal 2025	26 weeks ended August 2, 2025
Second Half Fiscal 2026	26 weeks ending January 30, 2027
Second Half Fiscal 2025	26 weeks ended January 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)
(unaudited)

	August 1, 2026	January 31, 2026	August 2, 2025
ASSETS
Current Assets
Cash and cash equivalents	$9,020	$8,129	$6,877
Receivables, net	61,906	72,957	67,762
Tariff receivable	12,811	—	—
Inventories, net	147,141	165,284	166,670
Prepaid expenses and other current assets	50,728	46,076	52,740
Total Current Assets	$281,606	$292,446	$294,049
Property and equipment, net	334,980	325,597	297,593
Intangible assets, net	185,798	189,411	253,340
Goodwill	25,592	25,604	27,407
Operating lease assets	389,883	379,898	377,190
Other assets, net	66,689	61,838	65,619
Deferred income taxes	14,707	34,164	9,198
Total Assets	$1,299,255	$1,308,958	$1,324,396
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$83,752	$104,622	$95,625
Accrued compensation	27,361	28,805	29,340
Current portion of operating lease liabilities	59,701	64,506	63,521
Accrued expenses and other liabilities	68,918	67,370	59,752
Total Current Liabilities	$239,732	$265,303	$248,238
Long-term debt	73,245	116,443	81,375
Non-current portion of operating lease liabilities	391,140	382,492	368,482
Other non-current liabilities	30,662	29,883	29,188
Shareholders’ Equity
Common stock, $1.00 par value per share	14,978	14,887	14,867
Additional paid-in capital	213,305	205,689	197,643
Retained earnings	338,329	295,974	387,620
Accumulated other comprehensive loss	(2,136)	(1,713)	(3,017)
Total Shareholders’ Equity	$564,476	$514,837	$597,113
Total Liabilities and Shareholders’ Equity	$1,299,255	$1,308,958	$1,324,396
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Second Quarter		First Half
	Fiscal 2026	Fiscal 2025	Fiscal 2026	Fiscal 2025
Net sales	$394,376	$403,143	$785,778	$796,004
Cost of goods sold	103,247	155,518	250,766	296,093
Gross profit	$291,129	$247,625	$535,012	$499,911
Operating expenses
SG&A	212,270	208,996	423,158	414,740
Depreciation and amortization	17,198	16,585	33,578	33,549
Total operating expenses	229,468	225,581	456,736	448,289
Royalties and other operating income	7,155	3,367	12,903	9,995
Operating income	$68,816	$25,411	$91,179	$61,617
Interest expense, net	1,489	1,548	3,771	3,274
Earnings before income taxes	$67,327	$23,863	$87,408	$58,343
Income tax expense	18,360	7,171	23,453	15,470
Net earnings	$48,967	$16,692	$63,955	$42,873

Net earnings per share:
Basic	$3.28	$1.12	$4.29	$2.85
Diluted	$3.25	$1.12	$4.25	$2.83
Weighted average shares outstanding:
Basic	14,939	14,875	14,916	15,049
Diluted	15,078	14,944	15,042	15,175
Dividends declared per share	$0.70	$0.69	$1.40	$1.38
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Second Quarter		First Half
	Fiscal 2026	Fiscal 2025	Fiscal 2026	Fiscal 2025
Net earnings	$48,967	$16,692	$63,955	$42,873
Other comprehensive income, net of taxes:
Net foreign currency translation adjustment	(499)	89	(423)	659
Comprehensive income	$48,468	$16,781	$63,532	$43,532
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Half
	Fiscal 2026	Fiscal 2025
Cash Flows From Operating Activities:
Net earnings	$63,955	$42,873
Adjustments to reconcile net earnings to cash flows from operating activities:
Depreciation	29,965	28,687
Amortization of intangible assets	3,613	4,862
Impairment of property and equipment	2,126	—
Equity compensation expense	7,797	8,259
Amortization of deferred financing costs	193	193
Deferred income taxes	19,395	11,220
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables, net	(5,245)	4,621
Inventories, net	17,970	990
Income tax receivable	3,455	4,923
Prepaid expenses and other current assets	(4,665)	(14,055)
Current liabilities	(35,532)	1,610
Other balance sheet changes	(5,727)	(14,634)
Cash provided by operating activities	$97,300	$79,549
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(28)
Purchases of property and equipment	(31,536)	(54,604)
Other investing activities	66	(13)
Cash used in investing activities	$(31,470)	$(54,645)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(271,705)	(232,208)
Proceeds from revolving credit arrangements	228,507	282,479
Repurchase of common stock	—	(55,202)
Proceeds from issuance of common stock	830	977
Repurchase of equity awards for employee tax withholding liabilities	(920)	(2,251)
Cash dividends paid	(21,545)	(21,258)
Other financing activities	—	(260)
Cash used in financing activities	$(64,833)	$(27,723)
Net change in cash and cash equivalents	$997	$(2,819)
Effect of foreign currency translation on cash and cash equivalents	(106)	226
Cash and cash equivalents at the beginning of year	8,129	9,470
Cash and cash equivalents at the end of period	$9,020	$6,877
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)
(unaudited)

	Second Quarter Fiscal 2026
	Common Stock	APIC	Retained Earnings	AOCI	Total
May 2, 2026	$14,900	$209,841	$300,286	$(1,637)	$523,390
Net earnings and other comprehensive income	—	—	48,967	(499)	48,468
Shares issued under equity plans	98	293	—	—	391
Compensation expense for equity awards	—	4,071	—	—	4,071
Repurchase of shares	(20)	(900)	—	—	(920)
Dividends declared	—	—	(10,924)	—	(10,924)
August 1, 2026	$14,978	$213,305	$338,329	$(2,136)	$564,476

	Second Quarter Fiscal 2025
	Common Stock	APIC	Retained Earnings	AOCI	Total
May 3, 2025	$14,875	$194,893	$385,761	$(3,106)	$592,423
Net earnings and other comprehensive income	—	—	16,692	89	16,781
Shares issued under equity plans	148	347	—	—	495
Compensation expense for equity awards	—	4,654	—	—	4,654
Repurchase of shares	(156)	(2,251)	(4,520)	—	(6,927)
Dividends declared	—	—	(10,313)	—	(10,313)
August 2, 2025	$14,867	$197,643	$387,620	$(3,017)	$597,113

	First Half Fiscal 2026
	Common Stock	APIC	Retained Earnings	AOCI	Total
January 31, 2026	$14,887	$205,689	$295,974	$(1,713)	$514,837
Net earnings and other comprehensive income	—	—	63,955	(423)	63,532
Shares issued under equity plans	111	719	—	—	830
Compensation expense for equity awards	—	7,797	—	—	7,797
Repurchase of shares	(20)	(900)	—	—	(920)
Dividends declared	—	—	(21,600)	—	(21,600)
August 1, 2026	$14,978	$213,305	$338,329	$(2,136)	$564,476

	First Half Fiscal 2025
	Common Stock	APIC	Retained Earnings	AOCI	Total
February 1, 2025	$15,707	$190,816	$419,713	$(3,676)	$622,560
Net earnings and other comprehensive income	—	—	42,873	659	43,532
Shares issued under equity plans	158	819	—	—	977
Compensation expense for equity awards	—	8,259	—	—	8,259
Repurchase of shares	(998)	(2,251)	(54,204)	—	(57,453)
Dividends declared	—	—	(20,762)	—	(20,762)
August 2, 2025	$14,867	$197,643	$387,620	$(3,017)	$597,113
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SECOND QUARTER OF FISCAL 2026
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
In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date. These updates expand the disclosure requirements about specific expense categories, primarily through disaggregated information on income statement line items. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. We are evaluating how the enhanced disclosure requirements of ASU 2024-03 will affect our presentation, and we will include the incremental disclosures upon the effective date.
In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The ASU is intended to improve and modernize the accounting for software costs to better align with the evolution of software development. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. We are evaluating how the enhanced disclosure requirements of ASU 2025-06 will affect our presentation, and we will include the applicable disclosures upon the effective date.
Note 2.    Operating Segments:
We identify our operating segments based on the way the chief operating decision maker (“CODM”) organizes the components of our business for purposes of allocating resources and assessing performance. Our operating segment structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations, as applicable.

The Tommy Bahama, Lilly Pulitzer and Johnny Was operating segments are each identified as a reportable segment. The operations of our smaller, earlier stage operating segments Southern Tide, TBBC, Duck Head and Jack Rogers are aggregated into the Emerging Brands reportable segment.
Corporate and Other is a reconciling category for reporting purposes and includes the elimination of inter-segment sales, which totaled less than $1 million in both the First Half of Fiscal 2026 and the First Half of Fiscal 2025. Corporate and Other also includes our corporate offices, substantially all financing activities, any other items that are not allocated to the operating segments, including LIFO inventory accounting adjustments as our LIFO pool does not correspond to our operating segment definitions and unallocated Corporate expenses, and our Lyons, Georgia distribution center operations.
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
The table below presents certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	Second Quarter		First Half
	Fiscal 2026	Fiscal 2025	Fiscal 2026	Fiscal 2025
Tommy Bahama
Net sales	$230,942	$229,003	$455,578	$445,178
Cost of goods sold	68,522	90,052	145,629	166,502
Gross profit	$162,420	$138,951	$309,949	$278,676
Operating costs:
Variable and distribution costs	14,009	13,652	28,308	26,952
Advertising costs	12,399	10,199	23,073	20,346
Employment costs	48,954	47,278	98,049	94,565
Occupancy costs	24,870	23,508	49,246	46,286
Other segment items (1)	10,912	9,998	19,879	17,887
Tommy Bahama Segment EBITDA	$51,276	$34,316	$91,394	$72,640
Lilly Pulitzer
Net sales	$85,194	$90,268	$175,567	$189,310
Cost of goods sold	18,709	31,275	53,799	65,388
Gross profit	$66,485	$58,993	$121,768	$123,922
Operating costs:
Variable and distribution costs	5,210	5,606	10,589	11,654

Advertising costs	8,549	8,377	17,203	16,902
Employment costs	13,765	13,957	27,375	27,616
Occupancy costs	5,942	5,932	11,040	11,375
Other segment items (1)	8,046	7,333	15,581	15,535
Lilly Pulitzer Segment EBITDA	$24,973	$17,788	$39,980	$40,840
Johnny Was
Net sales	$41,404	$45,415	$79,254	$88,888
Cost of goods sold	5,312	17,275	18,280	32,630
Gross profit	$36,092	$28,140	$60,974	$56,258
Operating costs:
Variable and distribution costs	2,137	2,364	4,348	4,515
Advertising costs	4,778	6,499	8,976	12,033
Employment costs	9,762	10,023	19,191	20,284
Occupancy costs	4,903	5,127	9,801	10,516
Other segment items (1)	5,158	5,407	10,513	10,219
Johnny Was Segment EBITDA	$9,354	$(1,280)	$8,145	$(1,309)
Emerging Brands
Net sales	$37,086	$38,530	$75,710	$72,778
Cost of goods sold	11,175	15,744	29,092	29,678
Gross profit	$25,911	$22,786	$46,618	$43,100
Operating costs:
Variable and distribution costs	3,859	2,925	7,315	5,372
Advertising costs	3,247	3,331	6,119	6,479
Employment costs	6,038	7,042	11,850	13,619
Occupancy costs	2,009	2,087	3,675	3,955
Other segment items (1)	4,160	3,391	8,085	6,814
Emerging Brands Segment EBITDA	$6,598	$4,010	$9,574	$6,861
Corporate
Net sales	$(250)	$(73)	$(331)	$(150)
Cost of goods sold (2)	(471)	1,172	3,966	1,895
Gross profit (loss)	$221	$(1,245)	$(4,297)	$(2,045)
Unallocated Corporate costs and income (3)	6,408	11,593	20,039	21,821
Corporate EBITDA	$(6,187)	$(12,838)	$(24,336)	$(23,866)
EBITDA	$86,014	$41,996	$124,757	$95,166
(1)For all reportable segments, other segment items primarily consist of software costs, professional services costs, other selling, general and administrative costs, royalties and other income and provisions for credit losses.
(2)Cost of goods sold for Corporate and Other included a LIFO accounting benefit of less than $1 million in the Second Quarter of Fiscal 2026 and a charge of $4 million in the First Half of Fiscal 2026. The Second Quarter of Fiscal 2025 and First Half of Fiscal 2025 included a LIFO accounting charge of $1 million.
(3)Unallocated Corporate costs and income for Corporate and Other primarily consist of unallocated employment and other overhead expenses and interest received on tariff receivables.

The following table presents a reconciliation (in thousands) from EBITDA to consolidated operating income, earnings before income taxes and total net earnings:

	Second Quarter		First Half
	Fiscal 2026	Fiscal 2025	Fiscal 2026	Fiscal 2025
EBITDA	$86,014	$41,996	$124,757	$95,166
Depreciation and amortization	17,198	16,585	33,578	33,549
Operating income	$68,816	$25,411	$91,179	$61,617
Interest expense, net	1,489	1,548	3,771	3,274
Earnings before income taxes	$67,327	$23,863	$87,408	$58,343
Income tax expense	18,360	7,171	23,453	15,470
Net earnings	$48,967	$16,692	$63,955	$42,873
The tables below present certain financial information (in thousands) about our reportable segments, as well as Corporate and Other.

	Second Quarter		First Half
	Fiscal 2026	Fiscal 2025	Fiscal 2026	Fiscal 2025
Depreciation and amortization
Tommy Bahama	$7,882	$7,644	$15,612	$15,221
Lilly Pulitzer	3,549	4,576	7,252	9,491
Johnny Was	2,324	3,188	4,704	6,569
Emerging Brands	851	1,036	1,769	1,981
Corporate and Other	2,592	141	4,241	287
Depreciation and amortization	$17,198	$16,585	$33,578	$33,549

	First Half
	Fiscal 2026	Fiscal 2025
Purchases of Property and Equipment
Tommy Bahama	$16,618	$18,350
Lilly Pulitzer	3,682	4,456
Johnny Was	1,033	712
Emerging Brands	7	2,881
Corporate and Other	10,196	28,205
Purchases of Property and Equipment	$31,536	$54,604

	August 1, 2026	January 31, 2026	August 2, 2025
Assets
Tommy Bahama (1)	$695,493	$693,069	$676,133
Lilly Pulitzer (2)	224,738	214,411	205,203
Johnny Was (3)	150,790	161,255	222,600
Emerging Brands (4)	107,989	122,465	131,469
Corporate and Other (5)	120,245	117,758	88,991
Consolidated Total Assets	$1,299,255	$1,308,958	$1,324,396
(1)Increase in Tommy Bahama total assets from August 2, 2025, relates primarily to an increase in tariff receivables and property and equipment.
(2)Increase in Lilly Pulitzer total assets from August 2, 2025, relates primarily to an increase in operating lease assets partially offset by a decrease in property and equipment and receivables.
(3)Decrease in Johnny Was total assets from August 2, 2025, relates primarily to the $57 million Third Quarter of Fiscal 2025 impairment charge for intangible assets and the amortization of acquired intangible assets. In addition, operating lease assets and property and equipment decreased primarily due to store closures.
(4)Decrease in Emerging Brands total assets from August 2, 2025, relates primarily to a decrease in operating lease assets and property and equipment due to store closures, a decrease in inventories and a $4 million Third Quarter of Fiscal 2025 impairment charge for goodwill and intangible assets related to Jack Rogers.
(5)Increase in Corporate and Other total assets from August 2, 2025, relates primarily to an increase in property and equipment related to the new distribution center project in Lyons, Georgia.
Net sales by geographic area are presented in the table below (in thousands). The other foreign amounts primarily relate to our Tommy Bahama operations in Canada and Australia.

	Second Quarter		First Half
	Fiscal 2026	Fiscal 2025	Fiscal 2026	Fiscal 2025
Net Sales
United States	$385,022	$394,183	$768,065	$779,342
Other foreign	9,354	8,960	17,713	16,662
	$394,376	$403,143	$785,778	$796,004
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

	Second Quarter Fiscal 2026
	Net Sales	Retail	E-commerce	Food and Beverage	Wholesale	Other
Tommy Bahama	$230,942	46%	29%	14%	11%	—%
Lilly Pulitzer	85,194	36%	50%	—%	14%	—%
Johnny Was	41,404	39%	47%	—%	14%	—%
Emerging Brands	37,086	19%	56%	—%	25%	—%
Corporate and Other	(250)	—%	—%	—%	—%	NM %
Total	$394,376	41%	38%	8%	13%	—%

	Second Quarter Fiscal 2025
	Net Sales	Retail	E-commerce	Food and Beverage	Wholesale	Other
Tommy Bahama	$229,003	45%	29%	13%	13%	—%
Lilly Pulitzer	90,268	37%	48%	—%	15%	—%
Johnny Was	45,415	38%	46%	—%	16%	—%
Emerging Brands	38,530	23%	49%	—%	28%	—%
Corporate and Other	(73)	—%	—%	—%	—%	NM %
Total	$403,143	41%	37%	7%	15%	—%

	First Half Fiscal 2026
	Net Sales	Retail	E-commerce	Food and Beverage	Wholesale	Other
Tommy Bahama	$455,578	45%	25%	15%	15%	—%
Lilly Pulitzer	175,567	36%	44%	—%	20%	—%
Johnny Was	79,254	39%	45%	—%	16%	—%
Emerging Brands	75,710	18%	48%	—%	34%	—%
Corporate and Other	(331)	—%	—%	—%	—%	NM %
Total	$785,778	40%	33%	9%	18%	—%

	First Half Fiscal 2025
	Net Sales	Retail	E-commerce	Food and Beverage	Wholesale	Other
Tommy Bahama	$445,178	45%	24%	14%	17%	—%
Lilly Pulitzer	189,310	36%	45%	—%	19%	—%
Johnny Was	88,888	38%	42%	—%	20%	—%
Emerging Brands	72,778	21%	44%	—%	35%	—%
Corporate and Other	(150)	—%	—%	—%	—%	NM %
Total	$796,004	40%	33%	8%	19%	—%
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
The table below quantifies net sales by distribution channel (in thousands) for each period presented.

	Second Quarter		First Half
	Fiscal 2026	Fiscal 2025	Fiscal 2026	Fiscal 2025
Retail	$159,495	$162,950	$313,605	$316,759
E-commerce	150,207	149,653	261,706	263,296
Food and Beverage	32,452	29,342	70,529	62,874
Wholesale	52,472	61,271	140,269	153,225
Other	(250)	(73)	(331)	(150)
Net sales	$394,376	$403,143	$785,778	$796,004
An estimated sales return liability of $8 million, $9 million and $10 million for expected direct to consumer returns is classified in accrued expenses and other liabilities in our consolidated balance sheets as of August 1, 2026,

January 31, 2026, and August 2, 2025, respectively. As of August 1, 2026, January 31, 2026, and August 2, 2025, prepaid expenses and other current assets included $3 million, $3 million and $3 million, respectively, relating to the estimated value of inventory for expected direct to consumer and wholesale sales returns.
Substantially all amounts recognized in receivables, net represent trade receivables related to contracts with customers. In the ordinary course of our wholesale operations, we offer discounts, allowances and cooperative advertising support to and accept returns from certain of our wholesale customers for certain products. As of August 1, 2026, January 31, 2026, and August 2, 2025, reserve balances recorded as a reduction to receivables related to these items were $2 million, $3 million and $3 million, respectively. As of August 1, 2026, January 31, 2026, and August 2, 2025, our provision for credit losses related to receivables included in our consolidated balance sheets was $1 million, $4 million and $1 million, respectively.
Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in accrued expenses and other liabilities in our consolidated balance sheets and totaled $21 million, $23 million and $21 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively.
Note 4.    Leases:
For the Second Quarter of Fiscal 2026, operating lease expense was $23 million and variable lease expense was $11 million, resulting in total lease expense of $34 million. In the Second Quarter of Fiscal 2025, operating lease expense was $22 million and variable lease expense was $11 million, resulting in total lease expense of $33 million. For the First Half of Fiscal 2026, operating lease expense was $45 million and variable lease expense was $25 million, resulting in total lease expense of $70 million. For the First Half of Fiscal 2025, operating lease expense was $43 million and variable lease expense was $23 million, resulting in total lease expense of $66 million.
Cash paid for lease amounts included in the measurement of operating lease liabilities in the First Half of Fiscal 2026 and the First Half of Fiscal 2025 was $54 million and $46 million, respectively.
As of August 1, 2026, the stated lease liability payments for the fiscal years specified below were as follows (in thousands):

Operating lease
Remainder of 2026	$39,332
2027	86,997
2028	84,888
2029	68,594
2030	58,864
2031	47,654
After 2031	189,172
Total lease payments	$575,501
Less: Difference between discounted and undiscounted lease payments	124,660
Present value of lease liabilities	$450,841
Note 5.    Shareholders’ Equity:
From time to time, we repurchase our common stock mainly through open market repurchase plans. On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration.
During the Second Quarter of Fiscal 2026 and First Half of Fiscal 2026, we repurchased no shares of our common stock pursuant to the open market repurchase plan authorization.

During the Second Quarter of Fiscal 2025, we repurchased 114,477 shares of our common stock at an average cost of $40.46 for $5 million in open market repurchases under the March 24, 2025 authorization. During the First Half of Fiscal 2025, we repurchased a total of 956,484 shares in open market repurchases at an average cost of $57.12 for $55 million, including 842,007 shares of our common stock at an average cost of $59.38 for $50 million under a previous December 10, 2024, Board of Directors authorization of up to $100 million to repurchase shares of our stock.
As of August 1, 2026, $95 million remained under the March 24, 2025, Board of Directors authorization.
We also repurchase shares from our employees to cover employee tax liabilities related to the vesting of shares of our common stock. During the Second Quarter of Fiscal 2026 and First Half of Fiscal 2026, we repurchased $1 million of shares from our employees related to the May 2026 vesting of service-based restricted share awards. During the Second Quarter of Fiscal 2025 and First Half of Fiscal 2025, we repurchased $2 million of shares from our employees related to the May 2025 vesting of service-based restricted share awards and TSR-based restricted share units.
Long-Term Stock Incentive Plan and Equity Compensation Expense
In recent years, we have granted a combination of service-based restricted share awards and awards based on relative total shareholder return (“TSR”) to certain select employees.
Service-Based Restricted Share Awards
The table below summarizes the service-based restricted share units activity for the First Half of Fiscal 2026:

	First Half of Fiscal 2026
	Number of Shares or Units	Weighted- average grant date fair value
Awards outstanding at beginning of year	235,457	$85
Awards granted	249,865	$33
Awards vested, including awards repurchased from employees for employees’ tax liability	(50,764)	$115
Awards forfeited	(12,643)	$74
Awards outstanding on August 1, 2026	421,915	$51
TSR-based Restricted Share Units
The table below summarizes the TSR-based restricted share unit activity at target for the First Half of Fiscal 2026:

	First Half of Fiscal 2026
	Number of Share Units	Weighted- average grant date fair value
TSR-based awards outstanding at beginning of year	244,346	$117
TSR-based awards granted	101,250	$42
TSR-based restricted shares vested including restricted share units repurchased from employees for employees’ tax liability(1)	(65,757)	$153
TSR-based awards forfeited	(6,736)	$114
TSR-based awards outstanding on August 1, 2026	273,103	$81
(1)The shares reflected as vested during the First Half of Fiscal 2026 are shown at target for which performance and vesting would have occurred. No shares were issued based on the performance of our common stock.
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
Note 6.    Debt:
Our Fourth Amended and Restated Credit Agreement (as amended, the “U.S. Revolving Credit Agreement”) provides for a revolving credit facility of up to $325 million, which may be used to fund working capital requirements, capital expenditures, share repurchases, future acquisitions and for general corporate purposes. The U.S. Revolving Credit Agreement matures in March 2028. Pursuant to the U.S. Revolving Credit Agreement, the interest rate applicable to our borrowings under the U.S. Revolving Credit Agreement is based on either the Term Secured Overnight Financing Rate plus an applicable margin of 135 to 185 basis points or prime plus an applicable margin of 25 to 75 basis points.
The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average interest rate of 6% as of August 1, 2026), unused line fees and letter of credit fees based upon average utilization or unused availability, as applicable, (3) requires periodic interest payments with principal due at maturity and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of August 1, 2026, January 31, 2026, and August 2, 2025, totaled $6 million, $5 million and $5 million, respectively.
As of August 1, 2026, January 31, 2026, and August 2, 2025, we had $73 million, $116 million and $81 million, respectively, of borrowings outstanding and $240 million, $203 million and $239 million, respectively, in unused availability under the U.S. Revolving Credit Agreement. The decrease in debt during the First Half of Fiscal 2026 was primarily the result of cash flow from operations exceeding (1) capital expenditures and (2) the payment of dividends.
Note 7.    Commitments and Contingencies:
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Prior to the Supreme Court decision, we paid a total of $45 million of tariffs now eligible for refund under the IEEPA tariff refund process, including $40 million and $5 million during Fiscal 2025 and the First Quarter of Fiscal 2026, respectively. We recorded $30 million of additional cost of goods sold relating to these tariffs during Fiscal 2025 with substantially all of the remainder recorded as additional cost of goods sold in the First Half of Fiscal 2026.
During the First Half of Fiscal 2026, we filed claims seeking refunds of previously paid IEEPA tariffs in an aggregate amount of approximately $42 million under Phase I and Phase II of the refund process established by U.S. Customs and Border Protection (“CBP”). We expect to file refund claims for the remaining amount of tariffs paid when a formal process is established for these claims.
During the Second Quarter of Fiscal 2026, we received $29 million of tariff refunds and $1 million of related interest. We applied a loss recovery model to the previously paid IEEPA tariffs. Based on the amount of refunds received, the status of the remaining filed claims and our assessment of collectability, we determined that recovery of the remaining filed tariff refund claims was probable. Accordingly, during the Second Quarter of Fiscal 2026, we recognized the aggregate amount of filed tariff refund claims of $42 million as a reduction of cost of goods sold in the condensed consolidated statements of operations. The interest was recorded in royalties and other operating income in the condensed consolidated statements of operations. The remaining uncollected filed tariff refunds are recorded as tariff receivables in the condensed consolidated balance sheets. Subsequent to the end of the Second Quarter of Fiscal 2026, we received substantially all of the $13 million recorded as a tariff receivable as of August 1, 2026.

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
These competitive pressures have been further exacerbated by a challenging macroeconomic and geopolitical environment. Significant uncertainty related to U.S. tariffs on imported goods, and broader uncertainty around U.S. trade and tax policy, inflationary pressures, including recent significant increases in energy prices, and elevated interest rates have weighed on consumer sentiment and discretionary spending. Geopolitical tensions, including the U.S.-Iran conflict, as well as other hostilities in the Middle East, and the ongoing war in Ukraine, have added to global uncertainty and have influenced, and may continue to influence, energy markets, transportation costs, and broader supply chain dynamics. Taken together, these conditions have increased volatility and reduced visibility across the global retail and consumer environment.
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
We believe our lifestyle brands have true competitive advantages, and we continue to invest in our brands’ direct to consumer initiatives and distribution capabilities while further leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long term while managing the various challenges facing our industry in the current environment. At the same time, we remain cautious in light of extrinsic factors and are proactively taking measures to reassess and realign our businesses and initiatives to drive long-term operating margin expansion across our businesses.
Tariffs
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Prior to the Supreme Court decision, we paid a total of $45 million of tariffs now eligible for refund under the IEEPA tariff refund process, including $40 million and $5 million during Fiscal 2025 and the First Quarter of Fiscal 2026, respectively. We recorded $30 million of additional cost of goods sold relating to these tariffs during Fiscal 2025 with substantially all of the remainder recorded as additional cost of goods sold in the First Half of Fiscal 2026.
During the First Half of Fiscal 2026, we filed claims seeking refunds of previously paid IEEPA tariffs in an aggregate amount of approximately $42 million under Phase I and Phase II of the refund process established by U.S. Customs and Border Protection (“CBP”). We expect to file refund claims for the remaining amount of tariffs paid when a formal process is established for these claims.
During the Second Quarter of Fiscal 2026, we received $29 million of tariff refunds and $1 million of related interest. We applied a loss recovery model to the previously paid IEEPA tariffs. Based on the amount of refunds received, the status of the remaining filed claims and our assessment of collectability, we determined that recovery of the remaining filed tariff refund claims was probable. Accordingly, during the Second Quarter of Fiscal 2026, we recognized the aggregate amount of filed tariff refund claims of $42 million as a reduction of cost of goods sold in the condensed consolidated statements of operations. The interest was recorded in royalties and other operating income in the condensed consolidated statements of operations. The remaining uncollected filed tariff refunds are recorded as tariff receivables in the condensed consolidated balance sheets. Subsequent to the end of the Second Quarter of Fiscal 2026, we received substantially all of the $13 million recorded as a tariff receivable as of August 1, 2026.
Effective February 24, 2026, the U.S. government imposed a temporary 10% tariff under Section 122 of the Trade Act of 1974 on most imports from all countries. Although the U.S. Court of International Trade ruled the tariffs unlawful in May 2026, the judgment was stayed pending appeal, and the tariffs remained in effect until their statutory expiration on July 24, 2026. The Section 122 tariffs were then replaced by tariffs imposed under Section 301 of the Trade Act of 1974 on imports from substantially all countries from which we source product, generally at rates of 10% or 12.5%, depending on the country of origin.
Substantial uncertainty remains regarding the scope, duration and impact of the Section 301 tariffs, as well as the potential for additional or modified U.S. tariffs and retaliatory measures by other countries.

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
Segment EBITDA
Segment earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure we use to assess the profitability of our operating segments. Segment EBITDA is calculated as net sales less cost of goods sold and total SG&A of the operating segment, and it excludes amounts reflected in Corporate EBITDA, income tax expense (benefit), interest expense, net, depreciation and amortization and other infrequent operating charges (impairments of goodwill, intangible assets and equity method investments). Segment EBITDA as a percentage of segment net sales is referred to as segment EBITDA margin.
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
Net Earnings and EBITDA
We believe that net earnings and EBITDA, along with the adjusted measure of EBITDA (“Adjusted EBITDA”), are useful measures of operating performance. Net earnings represents our profitability after the effects of all operating and other expenses and income. EBITDA helps us, analysts, investors, and other interested parties assess the underlying profitability of our operations before the effects of certain net expenses that directly arise from our capital investment decisions (depreciation and amortization), financing decisions (interest), and tax strategies (income taxes).
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
Key Operating Results:
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Half of Fiscal 2026 compared to the First Half of Fiscal 2025:

	First Half
	Fiscal 2026	Fiscal 2025
Net sales	$785,778	$796,004
Gross profit	$535,012	$499,911
Gross margin	68.1%	62.8%
Net earnings	$63,955	$42,873
EBITDA	$124,757	$95,166
Net earnings per diluted share	$4.25	$2.83
Weighted average shares outstanding - diluted	15,042	15,175
Net earnings per diluted share was $4.25 in the First Half of Fiscal 2026 compared to $2.83 in the First Half of Fiscal 2025 reflecting (1) higher gross margin and (2) increased royalties and other operating income. These increases were partially offset by (1) decreased net sales and (2) increased SG&A.

DIRECT TO CONSUMER LOCATIONS
The table below provides information about the number of direct to consumer locations for our brands as of the dates specified. The figures below include our permanent locations and exclude any pop-up or temporary store locations which have an initial lease term of 12 months or less.

	August 1, 2026	January 31, 2026	August 2, 2025	February 1, 2025
Tommy Bahama full-price retail stores	104	102	103	106
Tommy Bahama retail-food and beverage locations	29	28	26	24
Tommy Bahama outlets	38	37	38	36
Total Tommy Bahama locations	171	167	167	166
Lilly Pulitzer full-price retail stores	70	67	66	64
Johnny Was full-price retail stores	70	75	75	77
Johnny Was outlets	3	3	3	3
Total Johnny Was locations	73	78	78	80
Southern Tide full-price retail stores	31	34	36	30
TBBC full-price retail stores	8	9	9	5
Total Oxford direct to consumer locations	353	355	356	345
We regularly evaluate our direct to consumer locations and may close, relocate, remodel or convert stores to optimize our store footprint and support the long-term performance of our brands. In light of current macroeconomic conditions, we have recently increased our scrutiny of new, extended and underperforming brick and mortar opportunities. During the First Half of Fiscal 2026, we realigned our store fleet by converting the Johnny Was full-price retail store on King Street in Charleston, South Carolina, and the Southern Tide full-price retail store in Boca Raton, Florida, into Lilly Pulitzer full-price retail stores.
RESULTS OF OPERATIONS
SECOND QUARTER OF FISCAL 2026 COMPARED TO SECOND QUARTER OF FISCAL 2025
The discussion and tables below compare our statements of operations for the Second Quarter of Fiscal 2026 to the Second Quarter of Fiscal 2025. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.
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

	Second Quarter
	Fiscal 2026		Fiscal 2025		$ Change	% Change
Net sales	$394,376	100.0%	$403,143	100.0%	$(8,767)	(2.2)%
Cost of goods sold	103,247	26.2%	155,518	38.6%	(52,271)	(33.6)%
Gross profit	$291,129	73.8%	$247,625	61.4%	$43,504	17.6%
SG&A	212,270	53.8%	208,996	51.8%	3,274	1.6%
Depreciation and amortization	17,198	4.4%	16,585	4.1%	613	3.7%
Total operating expenses	229,468	58.2%	225,581	56.0%	$3,887	1.7%
Royalties and other operating income	7,155	1.8%	3,367	0.8%	3,788	112.5%
Operating income	$68,816	17.4%	$25,411	6.3%	$43,405	170.8%
Interest expense, net	1,489	0.4%	1,548	0.4%	(59)	(3.8)%
Earnings before income taxes	$67,327	17.1%	$23,863	5.9%	$43,464	182.1%
Income taxes	18,360	4.7%	7,171	1.8%	11,189	156.0%
Net earnings	$48,967	12.4%	$16,692	4.1%	$32,275	193.4%
Net earnings per diluted share	$3.25		$1.12		$2.13	190.7%
Weighted average shares outstanding - diluted	15,078		14,944		134	0.9%
The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	Second Quarter
	Fiscal 2026	Fiscal 2025
Retail	41%	41%
E-commerce	38%	37%
Food and Beverage	8%	7%
Wholesale	13%	15%
Total	100%	100%
Net Sales

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Tommy Bahama	$230,942	$229,003	$1,939	0.8%
Lilly Pulitzer	85,194	90,268	(5,074)	(5.6)%
Johnny Was	41,404	45,415	(4,011)	(8.8)%
Emerging Brands	37,086	38,530	(1,444)	(3.7)%
Corporate and Other	(250)	(73)	(177)	NM %
Consolidated net sales	$394,376	$403,143	$(8,767)	(2.2)%
Consolidated net sales were $394 million in the Second Quarter of Fiscal 2026 compared to net sales of $403 million in the Second Quarter of Fiscal 2025. The decrease in net sales included decreased sales in Lilly Pulitzer, Johnny Was and Emerging Brands. These decreases were partially offset by increased sales in Tommy Bahama.

The changes in net sales by distribution channel consisted of the following:
•a decrease in wholesale sales of $9 million, or 14%, including (1) a $5 million decrease in Tommy Bahama, (2) a $2 million decrease in Emerging Brands, (3) a $1 million decrease in Johnny Was and (4) a $1 million decrease in Lilly Pulitzer;
•a decrease in full-price retail sales of $3 million, or 2%, including (1) a $3 million decrease in Lilly Pulitzer, (2) a $2 million decrease in Emerging Brands and (3) a $1 million decrease in Johnny Was. These decreases were partially offset by a $2 million increase in Tommy Bahama;
•an increase in e-commerce sales of $1 million, or less than 1%, including (1) a $2 million increase in Emerging Brands and (2) a $1 million increase in Tommy Bahama. These increases were partially offset by (1) a $1 million decrease in Johnny Was and (2) a $1 million decrease in Lilly Pulitzer;
•an increase in food and beverage sales of $3 million, or 11%; and
•outlet sales in the Second Quarter of Fiscal 2026 were comparable to the Second Quarter of Fiscal 2025.
Tommy Bahama:
Tommy Bahama net sales increased $2 million, or 1%, in the Second Quarter of Fiscal 2026, with an increase in (1) food and beverage sales of $3 million, or 11%, (2) full-price retail sales of $2 million, or 3% and (3) e-commerce sales of $1 million, or 2%. These increases were partially offset by a decrease in wholesale sales of $5 million, or 15%. Outlet sales in the Second Quarter of Fiscal 2026 were comparable to the Second Quarter of Fiscal 2025. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter
	Fiscal 2026	Fiscal 2025
Retail	46%	45%
E-commerce	29%	29%
Food and Beverage	14%	13%
Wholesale	11%	13%
Total	100%	100%
Lilly Pulitzer:
Lilly Pulitzer net sales decreased $5 million, or 6%, in the Second Quarter of Fiscal 2026, with a decrease in (1) retail sales of $3 million, or 8%, (2) wholesale sales of $1 million, or 9%, and (3) e-commerce sales of $1 million, or 2%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter
	Fiscal 2026	Fiscal 2025
Retail	36%	37%
E-commerce	50%	48%
Wholesale	14%	15%
Total	100%	100%

Johnny Was:
Johnny Was net sales decreased $4 million, or 9%, in the Second Quarter of Fiscal 2026, with a decrease in (1) full-price retail sales of $1 million, or 9%, (2) wholesale sales of $1 million, or 20%, and (3) e-commerce sales of $1 million, or 7%. Outlet sales in the Second Quarter of Fiscal 2026 were comparable to the Second Quarter of Fiscal 2025. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	Second Quarter
	Fiscal 2026	Fiscal 2025
Retail	39%	38%
E-commerce	47%	46%
Wholesale	14%	16%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales decreased $1 million, or 4%, in the Second Quarter of Fiscal 2026 including a decrease in Southern Tide partially offset by increases in Duck Head and Jack Rogers. By distribution channel, the decrease in net sales in Emerging Brands included a decrease in (1) wholesale sales of $2 million, or 15%, and (2) retail sales of $2 million, or 19%. These decreases were partially offset by an increase in e-commerce sales of $2 million, or 9%. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	Second Quarter
	Fiscal 2026	Fiscal 2025
Retail	19%	23%
E-commerce	56%	49%
Wholesale	25%	28%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating segments.
Gross Profit
The tables below present gross profit by reportable segment and Corporate and Other and in total for the Second Quarter of Fiscal 2026 and the Second Quarter of Fiscal 2025, as well as the dollar change and percentage change between those two periods, and gross margin by reportable segment and Corporate and Other and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Tommy Bahama	$162,420	$138,951	$23,469	16.9%
Lilly Pulitzer	66,485	58,993	7,492	12.7%
Johnny Was	36,092	28,140	7,952	28.3%
Emerging Brands	25,911	22,786	3,125	13.7%
Corporate and Other	221	(1,245)	1,466	NM %
Consolidated gross profit	$291,129	$247,625	$43,504	17.6%

	Second Quarter
	Fiscal 2026	Fiscal 2025
Tommy Bahama	70.3%	60.7%
Lilly Pulitzer	78.0%	65.4%
Johnny Was	87.2%	62.0%
Emerging Brands	69.9%	59.1%
Corporate and Other	NM%	NM%
Consolidated gross margin	73.8%	61.4%
The increased gross profit was due to increased consolidated gross margin partially offset by decreased net sales. The increased gross margin was primarily due to (1) the favorable impact of recognizing $42 million of tariff refund claims as a reduction of cost of goods sold, (2) updated assortment, sourcing and pricing strategies across our portfolio that resulted in higher initial mark-ups (“IMUs”), (3) a change in sales mix with off-price wholesale sales representing a lower proportion of net sales and (4) a $1 million lower LIFO accounting charge in the Second Quarter of Fiscal 2026 compared to the Second Quarter of Fiscal 2025. These factors were partially offset by a change in sales mix with a higher proportion of net sales occurring during promotional events at Tommy Bahama, Lilly Pulitzer and Emerging Brands.
Tommy Bahama:
The higher gross margin for Tommy Bahama was primarily due to (1) the favorable impact of tariff refund claims recognized as a reduction of cost of goods sold, (2) updated assortment, sourcing and pricing strategies resulting in higher IMUs and (3) a change in sales mix with off-price wholesale sales representing a lower proportion of net sales. These factors were partially offset by a change in sales mix with a higher proportion of net sales occurring during promotional events, including loyalty award cards and end of season clearance events.
Lilly Pulitzer:
The higher gross margin for Lilly Pulitzer was primarily due to (1) the favorable impact of tariff refund claims recognized as a reduction of cost of goods sold, (2) updated assortment, sourcing and pricing strategies resulting in higher IMUs and (3) a change in sales mix with off-price wholesale sales representing a lower proportion of net sales. These factors were partially offset by (1) a change in sales mix with a higher proportion of net sales occurring during promotional events, including e-commerce flash sales and (2) more significant markdowns during e-commerce flash sales.
Johnny Was:
The higher gross margin for Johnny Was was primarily due to (1) the favorable impact of tariff refund claims recognized as a reduction of cost of goods sold, (2) updated assortment, sourcing and pricing strategies resulting in higher IMUs, (3) a change in sales mix with off-price wholesale sales representing a lower proportion of net sales and (4) a revised promotional strategy to have fewer promotional events than in previous periods.
Emerging Brands:
The higher gross margin for Emerging Brands was primarily due to (1) the favorable impact of tariff refund claims recognized as a reduction of cost of goods sold and (2) a change in sales mix with e-commerce sales representing a higher proportion of net sales. These increases were partially offset by (1) a change in sales mix with a higher proportion of net sales occurring during promotional events and (2) more significant markdowns during promotional events.

Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments, which decreased by $1 million in the Second Quarter of Fiscal 2026 compared to the Second Quarter of Fiscal 2025.
SG&A

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
SG&A	212,270	208,996	$3,274	1.6%
SG&A (as a % of net sales)	53.8%	51.8%
SG&A was $212 million in the Second Quarter of Fiscal 2026 compared to $209 million in the Second Quarter of Fiscal 2025. The 2% increase in total SG&A in the Second Quarter of Fiscal 2026 included the following:
•$3 million increase in costs related to new brick and mortar retail and food and beverage locations;
•$1 million increase in software related costs;
•$1 million increase in variable and distribution costs primarily due to costs associated with moving operations between our Lyons, Georgia distribution centers and temporarily operating two distribution centers during the transition to the newly constructed facility;
•$1 million of store closure related charges; and
•$1 million increase in advertising related costs.
These increases were partially offset by:
•$4 million decrease in incentive compensation.
Depreciation and Amortization

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Depreciation and amortization	$17,198	$16,585	$613	3.7%
Depreciation and amortization (as a % of net sales)	4.4%	4.1%
The higher depreciation and amortization expense was primarily driven by a $1 million increase in depreciation of property and equipment associated with our new distribution center in Lyons, Georgia.
Royalties and other operating income

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Royalties and other operating income	$7,155	$3,367	$3,788	112.5%
Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The increased royalties and other operating income in the Second Quarter of Fiscal 2026 was primarily due to increased royalty income in Tommy Bahama reflecting higher sales by our licensing partners. Also, in the Second Quarter of Fiscal 2026, $1 million of interest was received related to tariff refunds.

Operating income

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Operating income	$68,816	$25,411	$43,405	170.8%
Operating income (as a % of net sales)	17.4%	6.3%
Operating income was $69 million in the Second Quarter of Fiscal 2026 compared to operating income of $25 million in the Second Quarter of Fiscal 2025. The increased operating results were primarily due to (1) higher gross margin and (2) increased royalties and other operating income. These increases were partially offset by (1) decreased net sales and (2) increased SG&A.

Interest expense, net

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Interest expense, net	1,489	1,548	$(59)	(3.8)%
Interest expense, net in the Second Quarter of Fiscal 2026 was comparable to the Second Quarter of Fiscal 2025.
Income tax

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Income tax expense	18,360	7,171	$11,189	156.0%
Effective tax rate	27.3%	30.1%
Our effective tax rate will vary from period to period from a typical annual effective tax rate of approximately 25% based on various factors including, but not limited to, the geographic mix of earnings, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
For the Second Quarter of Fiscal 2026 and the Second Quarter of Fiscal 2025, our effective tax rate of 27.3% and 30.1%, respectively, primarily reflects the unfavorable net discrete tax expense for shortfalls in stock-based compensation vesting during each respective quarter.

Net earnings

	Second Quarter
	Fiscal 2026	Fiscal 2025
Net sales	$394,376	$403,143
Operating income	$68,816	$25,411
Net earnings	$48,967	$16,692
Net earnings per diluted share	$3.25	$1.12
Weighted average shares outstanding - diluted	15,078	14,944
Net earnings per diluted share was $3.25 in the Second Quarter of Fiscal 2026 compared to $1.12 in the Second Quarter of Fiscal 2025 reflecting (1) higher gross margin, (2) increased royalties and other operating income and (3) a lower effective tax rate. These increases were partially offset by (1) decreased net sales and (2) increased SG&A.
EBITDA

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Tommy Bahama Segment EBITDA	$51,276	$34,316	$16,960	49.4%
Lilly Pulitzer Segment EBITDA	24,973	17,788	7,185	40.4%
Johnny Was Segment EBITDA	9,354	(1,280)	10,634	830.8%
Emerging Brands Segment EBITDA	6,598	4,010	2,588	64.5%
Corporate and Other EBITDA	(6,187)	(12,838)	6,651	NM%
EBITDA	$86,014	$41,996	$44,018	104.8%
EBITDA as a % of net sales	21.8%	10.4%
EBITDA was $86 million in the Second Quarter of Fiscal 2026 compared to $42 million in the Second Quarter of Fiscal 2025. The increased EBITDA was primarily due to higher segment EBITDA in all operating segments and in Corporate and Other. Changes in segment EBITDA by reportable segment and Corporate and Other are discussed below.
Tommy Bahama:

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$230,942	$229,003	$1,939	0.8%
Gross profit	$162,420	$138,951	$23,469	16.9%
Gross margin	70.3%	60.7%
Segment EBITDA	$51,276	$34,316	$16,960	49.4%
Segment EBITDA as % of net sales	22.2%	15.0%
The increased segment EBITDA for Tommy Bahama was due to (1) higher gross margin and (2) increased net sales. These increases were partially offset by increased SG&A. The increased SG&A was primarily due to (1) $3 million associated with new brick and mortar retail and food and beverage locations, (2) a $2 million increase in advertising costs, (3) a $1 million increase in occupancy costs and (4) a $1 million increase in consulting and professional services related costs.

Lilly Pulitzer:

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$85,194	$90,268	$(5,074)	(5.6)%
Gross profit	$66,485	$58,993	$7,492	12.7%
Gross margin	78.0%	65.4%
Segment EBITDA	$24,973	$17,788	$7,185	40.4%
Segment EBITDA as % of net sales	29.3%	19.7%
The increased segment EBITDA for Lilly Pulitzer was primarily due to higher gross margin. This increase was partially offset by (1) decreased net sales and (2) increased SG&A. The increased SG&A was primarily due to a $1 million increase in software related costs.
Johnny Was:

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$41,404	$45,415	$(4,011)	(8.8)%
Gross profit	$36,092	$28,140	$7,952	28.3%
Gross margin	87.2%	62.0%
Segment EBITDA	$9,354	$(1,280)	$10,634	830.8%
Segment EBITDA as % of net sales	22.6%	(2.8)%
The increased segment EBITDA for Johnny Was was primarily due to (1) higher gross margin and (2) decreased SG&A. These increases were partially offset by decreased net sales. The decreased SG&A was primarily due to a $2 million decrease in advertising costs.
Emerging Brands:

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$37,086	$38,530	$(1,444)	(3.7)%
Gross profit	$25,911	$22,786	$3,125	13.7%
Gross margin	69.9%	59.1%
Segment EBITDA	$6,598	$4,010	$2,588	64.5%
Segment EBITDA as % of net sales	17.8%	10.4%
The increased segment EBITDA for Emerging Brands was primarily due to higher gross margin. This increase was partially offset by (1) decreased net sales and (2) increased SG&A. The increased SG&A was primarily due to $1 million of Southern Tide store closure related charges.
Corporate and Other:

	Second Quarter
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$(250)	$(73)	$(177)	NM%
Gross profit	$221	$(1,245)	$1,466	NM%
Corporate EBITDA	$(6,187)	$(12,838)	$6,651	NM%
Corporate and Other EBITDA increased primarily due to (1) decreased SG&A and (2) a lower LIFO accounting charge. The decreased SG&A was primarily due to (1) a $3 million decrease in employment costs primarily driven by decreased incentive compensation and (2) a $2 million decrease in consulting and professional services related costs.

RESULTS OF OPERATIONS
FIRST HALF OF FISCAL 2026 COMPARED TO FIRST HALF OF FISCAL 2025
The discussion and tables below compare our statements of operations for the First Half of Fiscal 2026 to the First Half of Fiscal 2025. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. We have calculated all percentages based on actual data, and percentage columns in tables may not add due to rounding. Individual line items of our consolidated statements of operations, including gross profit, may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.
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

	First Half
	Fiscal 2026		Fiscal 2025		$ Change	% Change
Net sales	$785,778	100.0%	$796,004	100.0%	$(10,226)	(1.3)%
Cost of goods sold	250,766	31.9%	296,093	37.2%	(45,327)	(15.3)%
Gross profit	$535,012	68.1%	$499,911	62.8%	$35,101	7.0%
SG&A	423,158	53.9%	414,740	52.1%	8,418	2.0%
Depreciation and amortization	33,578	4.3%	33,549	4.2%	29	NM
Total operating expenses	456,736	58.1%	448,289	56.3%	$8,447	1.9%
Royalties and other operating income	12,903	1.6%	9,995	1.3%	2,908	29.1%
Operating income	$91,179	11.6%	$61,617	7.7%	$29,562	48.0%
Interest expense, net	3,771	0.5%	3,274	0.4%	497	15.2%
Earnings before income taxes	$87,408	11.1%	$58,343	7.3%	$29,065	49.8%
Income taxes	23,453	3.0%	15,470	1.9%	7,983	51.6%
Net earnings	$63,955	8.1%	$42,873	5.4%	$21,082	49.2%
Net earnings per diluted share	$4.25		$2.83		$1.43	50.5%
Weighted average shares outstanding - diluted	15,042		15,175		(133)	(0.9)%
The following table presents the proportion of our consolidated net sales by distribution channel for each period presented. We have calculated all percentages below on actual data, and percentages may not add to 100 due to rounding.

	First Half
	Fiscal 2026	Fiscal 2025
Retail	40%	40%
E-commerce	33%	33%
Food and Beverage	9%	8%
Wholesale	18%	19%
Total	100%	100%

Net Sales

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Tommy Bahama	$455,578	$445,178	$10,400	2.3%
Lilly Pulitzer	175,567	189,310	(13,743)	(7.3)%
Johnny Was	79,254	88,888	(9,634)	(10.8)%
Emerging Brands	75,710	72,778	2,932	4.0%
Corporate and Other	(331)	(150)	(181)	NM %
Consolidated net sales	$785,778	$796,004	$(10,226)	(1.3)%
Consolidated net sales were $786 million in the First Half of Fiscal 2026 compared to net sales of $796 million in the First Half of Fiscal 2025. The decrease in net sales included decreased sales in Lilly Pulitzer and Johnny Was. These decreases were partially offset by increased sales in Tommy Bahama and Emerging Brands.
The changes in net sales by distribution channel consisted of the following:
•a decrease in wholesale sales of $13 million, or 8%, including (1) a $6 million decrease in Tommy Bahama, (2) a $5 million decrease in Johnny Was and (3) a $1 million decrease in Lilly Pulitzer. Emerging Brands wholesale sales in the First Half of Fiscal 2026 were comparable to the First Half of Fiscal 2025;
•a decrease in full-price retail sales of $3 million, or 1%, including (1) a $4 million decrease in Lilly Pulitzer, (2) a $3 million decrease in Johnny Was and (3) a $1 million decrease in Emerging Brands. These decreases were partially offset by a $5 million increase in Tommy Bahama;
•a decrease in e-commerce sales of $2 million, or 1%, including (1) an $8 million decrease in Lilly Pulitzer and (2) a $2 million decrease in Johnny Was. These decreases were partially offset by (1) a $5 million increase in Emerging Brands and (2) a $4 million increase in Tommy Bahama;
•an increase in food and beverage sales of $8 million, or 12%; and
•outlet sales in the First Half of Fiscal 2026 were comparable to the First Half of Fiscal 2025.
Tommy Bahama:
Tommy Bahama net sales increased $10 million, or 2%, in the First Half of Fiscal 2026, with an increase in (1) food and beverage sales of $8 million, or 12%, (2) full-price retail sales of $5 million, or 3%, and (3) e-commerce sales of $4 million, or 4%. These increases were partially offset by a decrease in wholesale sales of $6 million, or 9%. Outlet sales in the First Half of Fiscal 2026 were comparable to the First Half of Fiscal 2025. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half
	Fiscal 2026	Fiscal 2025
Retail	45%	45%
E-commerce	25%	24%
Food and Beverage	15%	14%
Wholesale	15%	17%
Total	100%	100%

Lilly Pulitzer:
Lilly Pulitzer net sales decreased $14 million, or 7%, in the First Half of Fiscal 2026, with a decrease in (1) e-commerce sales of $8 million, or 10%, (2) retail sales of $4 million, or 6%, and (3) wholesale sales of $1 million, or 4%. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half
	Fiscal 2026	Fiscal 2025
Retail	36%	36%
E-commerce	44%	45%
Wholesale	20%	19%
Total	100%	100%
Johnny Was:
Johnny Was net sales decreased $10 million, or 11%, in the First Half of Fiscal 2026, with a decrease in (1) wholesale sales of $5 million, or 28%, (2) full-price retail sales of $3 million, or 10%, and (3) e-commerce sales of $2 million, or 5%. Outlet sales in the First Half of Fiscal 2026 were comparable to the First Half of Fiscal 2025. The following table presents the proportion of net sales by distribution channel for Johnny Was for each period presented:

	First Half
	Fiscal 2026	Fiscal 2025
Retail	39%	38%
E-commerce	45%	42%
Wholesale	16%	20%
Total	100%	100%
Emerging Brands:
Emerging Brands net sales increased $3 million, or 4%, in the First Half of Fiscal 2026 including increases in Duck Head, Jack Rogers and TBBC partially offset by a decrease in Southern Tide. By distribution channel, the increase in net sales in Emerging Brands included an increase in e-commerce sales of $5 million, or 14%. This increase was partially offset by a decrease in retail sales of $1 million, or 10%. Wholesale sales in the First Half of Fiscal 2026 were comparable to the First Half of Fiscal 2025. The following table presents the proportion of net sales by distribution channel for Emerging Brands for each period presented:

	First Half
	Fiscal 2026	Fiscal 2025
Retail	18%	21%
E-commerce	48%	44%
Wholesale	34%	35%
Total	100%	100%
Corporate and Other:
Corporate and Other net sales primarily consist of the elimination of any sales between operating segments.

Gross Profit
The tables below present gross profit by reportable segment and Corporate and Other and in total for the First Half of Fiscal 2026 and the First Half of Fiscal 2025, as well as the dollar change and percentage change between those two periods, and gross margin by reportable segment and Corporate and Other and in total. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Tommy Bahama	$309,949	$278,676	$31,273	11.2%
Lilly Pulitzer	121,768	123,922	(2,154)	(1.7)%
Johnny Was	60,974	56,258	4,716	8.4%
Emerging Brands	46,618	43,100	3,518	8.2%
Corporate and Other	(4,297)	(2,045)	(2,252)	NM %
Consolidated gross profit	$535,012	$499,911	$35,101	7.0%

	First Half
	Fiscal 2026	Fiscal 2025
Tommy Bahama	68.0%	62.6%
Lilly Pulitzer	69.4%	65.5%
Johnny Was	76.9%	63.3%
Emerging Brands	61.6%	59.2%
Corporate and Other	NM%	NM%
Consolidated gross margin	68.1%	62.8%
The increased gross profit was due to increased consolidated gross margin partially offset by decreased sales. The increased gross margin was primarily due to (1) the favorable impact of recognizing $42 million of tariff refund claims as a reduction of cost of goods sold, (2) updated assortment, sourcing and pricing strategies across our portfolio that resulted in higher IMUs and (3) a change in sales mix with off-price wholesale sales representing a lower proportion of net sales. These factors were partially offset by (1) approximately $10 million of increased cost of goods sold from additional tariffs implemented starting in Fiscal 2025, (2) a change in sales mix with a higher proportion of net sales occurring during promotional events at Tommy Bahama, Lilly Pulitzer and Emerging Brands and (3) a $3 million higher LIFO accounting charge in the First Half of Fiscal 2026 compared to the First Half of Fiscal 2025.
Tommy Bahama:
The higher gross margin for Tommy Bahama was primarily due to (1) the favorable impact of tariff refund claims recognized as a reduction of cost of goods sold, (2) updated assortment, sourcing and pricing strategies that resulted in higher IMUs and (3) a change in sales mix with off-price wholesale sales representing a lower proportion of net sales. These factors were partially offset by (1) increased cost of goods sold from additional tariffs implemented starting in Fiscal 2025 and (2) a change in sales mix with a higher proportion of net sales occurring during promotional events, including loyalty award cards, end of season clearance events and the semi-annual Friends & Family event.
Lilly Pulitzer:
The higher gross margin for Lilly Pulitzer was primarily due to (1) the favorable impact of tariff refund claims recognized as a reduction of cost of goods sold, (2) updated assortment, sourcing and pricing strategies that resulted in higher IMUs and (3) a change in sales mix with off-price wholesale sales representing a lower proportion of net sales. These factors were partially offset by (1) increased cost of goods sold from additional tariffs implemented starting in Fiscal 2025, (2) a change in sales mix with e-commerce flash sales representing a higher proportion of net sales and (3) more significant markdowns during e-commerce flash sales.

Johnny Was:
The higher gross margin for Johnny Was was primarily due to (1) the favorable impact of tariff refund claims recognized as a reduction of cost of goods sold, (2) a revised promotional strategy to have fewer promotional events than in previous periods, (3) updated assortment, sourcing and pricing strategies that resulted in higher IMUs and (4) a change in sales mix with off-price wholesale sales representing a lower proportion of net sales.
Emerging Brands:
The higher gross margin for Emerging Brands was primarily due to (1) the favorable impact of tariff refund claims recognized as a reduction of cost of goods sold and (2) a change in sales mix with e-commerce sales representing a higher proportion of net sales. These factors were partially offset by (1) increased cost of goods sold from additional tariffs implemented starting in Fiscal 2025, (2) a change in sales mix with a higher proportion of net sales occurring during promotional events and (3) more significant markdowns during promotional events.
Corporate and Other:
The gross profit in Corporate and Other primarily reflects the impact of LIFO accounting adjustments that resulted in a $3 million higher charge in the First Half of Fiscal 2026 than in the First Half of Fiscal 2025.
SG&A

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
SG&A	423,158	414,740	$8,418	2.0%
SG&A (as a % of net sales)	53.9%	52.1%
SG&A was $423 million in the First Half of Fiscal 2026 compared to $415 million in the First Half of Fiscal 2025. The 2% increase in total SG&A in the First Half of Fiscal 2026 included the following:
•$5 million increase in costs related to new brick and mortar retail and food and beverage locations;
•$3 million increase in software related costs;
•$3 million increase in variable and distribution costs primarily due to increased variable costs resulting from distribution related expenses associated with moving operations between our Lyons, Georgia distribution centers and temporarily operating two distribution centers during the transition to the newly constructed facility; and
•$2 million of store closure related charges.
These increases were partially offset by:
•$2 million decrease in incentive compensation; and
•$1 million decrease in travel costs.

Depreciation and Amortization

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Depreciation and amortization	$33,578	$33,549	$29	0.1%
Depreciation and amortization (as a % of net sales)	4.3%	4.2%
Depreciation and amortization in the First Half of Fiscal 2026 was comparable to the First Half of Fiscal 2025.
Royalties and other operating income

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Royalties and other operating income	$12,903	$9,995	$2,908	29.1%
Royalties and other operating income typically consists primarily of income received from third parties from the licensing of our brands. The increased royalties and other operating income in the First Half of Fiscal 2026 was primarily due to increased royalty income in Tommy Bahama reflecting higher sales by our licensing partners. Also, in the First Half of Fiscal 2026, $1 million of interest was received related to tariff refunds.
Operating income

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Operating income	$91,179	$61,617	$29,562	48.0%
Operating income (as a % of net sales)	11.6%	7.7%
Operating income was $91 million in the First Half of Fiscal 2026 compared to operating income of $62 million in the First Half of Fiscal 2025. The increased operating results were primarily due to (1) higher gross margin primarily from $42 million of tariff refunds recognized as a reduction of cost of goods sold and (2) increased royalties and other operating income. These increases were partially offset by (1) decreased net sales and (2) increased SG&A.

Interest expense, net

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Interest expense, net	3,771	3,274	$497	15.2%
The increased interest expense, net in the First Half of Fiscal 2026 was primarily due to a higher average outstanding debt balance during the First Half of Fiscal 2026 than the First Half of Fiscal 2025.
Income tax

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Income tax expense	23,453	15,470	$7,983	51.6%
Effective tax rate	26.8%	26.5%
Our effective tax rate will vary from period to period from a typical annual effective tax rate of approximately 25% based on various factors including, but not limited to, the geographic mix of earnings, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

For the First Half of Fiscal 2026, our effective tax rate of 26.8% primarily reflected the unfavorable net discrete tax expense for shortfalls in stock-based compensation vesting during the First Half of Fiscal 2026.
For the First Half of Fiscal 2025, our effective tax rate of 26.5% primarily reflected the unfavorable net discrete tax expense for shortfalls in stock-based compensation vesting during the First Half of Fiscal 2025. These unfavorable factors were partially offset by the benefit derived from a reduction in income tax expense as a result of the receipt of interest from a U.S. federal income tax receivable.
Net earnings

	First Half
	Fiscal 2026	Fiscal 2025
Net sales	$785,778	$796,004
Operating income	$91,179	$61,617
Net earnings	$63,955	$42,873
Net earnings per diluted share	$4.25	$2.83
Weighted average shares outstanding - diluted	15,042	15,175
Net earnings per diluted share were $4.25 in the First Half of Fiscal 2026 compared to $2.83 in the First Half of Fiscal 2025 reflecting (1) higher gross margin primarily from $42 million of tariff refunds recognized as a reduction of cost of goods sold and (2) increased royalties and other operating income. These increases were partially offset by (1) decreased net sales and (2) increased SG&A.
EBITDA

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Tommy Bahama Segment EBITDA	$91,394	$72,640	$18,754	25.8%
Lilly Pulitzer Segment EBITDA	39,980	40,840	(860)	(2.1)%
Johnny Was Segment EBITDA	8,145	(1,309)	9,454	722.2%
Emerging Brands Segment EBITDA	9,574	6,861	2,713	39.5%
Corporate and Other EBITDA	(24,336)	(23,866)	(470)	NM%
EBITDA	$124,757	$95,166	$29,591	31.1%
EBITDA as a % of net sales	15.9%	12.0%
EBITDA was $125 million in the First Half of Fiscal 2026 compared to $95 million in the First Half of Fiscal 2025. The increased EBITDA was primarily due to higher segment EBITDA in Tommy Bahama, Johnny Was and Emerging Brands. These increases were partially offset by decreases in Lilly Pulitzer and Corporate and Other. Changes in segment EBITDA by reportable segment and Corporate and Other are discussed below.

Tommy Bahama:

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$455,578	$445,178	$10,400	2.3%
Gross profit	$309,949	$278,676	$31,273	11.2%
Gross margin	68.0%	62.6%
Segment EBITDA	$91,394	$72,640	$18,754	25.8%
Segment EBITDA as % of net sales	20.1%	16.3%
The increased segment EBITDA for Tommy Bahama was due to (1) higher gross margin and (2) increased net sales. These increases were partially offset by increased SG&A. The increased SG&A was primarily due to (1) $4 million associated with new brick and mortar retail and food and beverage locations, (2) a $3 million increase in advertising related costs, (3) a $2 million increase in occupancy costs, (4) a $1 million increase in variable and distribution costs resulting from increased net sales and (5) a $1 million increase in consulting and professional services related costs.
Lilly Pulitzer:

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$175,567	$189,310	$(13,743)	(7.3)%
Gross profit	$121,768	$123,922	$(2,154)	(1.7)%
Gross margin	69.4%	65.5%
Segment EBITDA	$39,980	$40,840	$(860)	(2.1)%
Segment EBITDA as % of net sales	22.8%	21.6%
The decreased segment EBITDA for Lilly Pulitzer was primarily due to decreased net sales. This decrease was partially offset by (1) higher gross margin and (2) decreased SG&A. The decreased SG&A was primarily due to a $1 million decrease in variable and distribution costs resulting from decreased net sales.
Johnny Was:

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$79,254	$88,888	$(9,634)	(10.8)%
Gross profit	$60,974	$56,258	$4,716	8.4%
Gross margin	76.9%	63.3%
Segment EBITDA	$8,145	$(1,309)	$9,454	722.2%
Segment EBITDA as % of net sales	10.3%	(1.5%)
The increased segment EBITDA for Johnny Was was primarily due to (1) higher gross margin and (2) decreased SG&A. These increases were partially offset by decreased net sales. The decreased SG&A was primarily due to (1) a $3 million decrease in advertising costs, (2) a $1 million decrease in employment costs and (3) a $1 million decrease in occupancy costs.

Emerging Brands:

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$75,710	$72,778	$2,932	4.0%
Gross profit	$46,618	$43,100	$3,518	8.2%
Gross margin	61.6%	59.2%
Segment EBITDA	$9,574	$6,861	$2,713	39.5%
Segment EBITDA as % of net sales	12.6%	9.4%
The increased segment EBITDA for Emerging Brands was primarily due to (1) higher gross margin and (2) increased net sales. These increases were partially offset by increased SG&A. The increased SG&A was primarily due to (1) a $2 million increase in variable and distribution costs primarily driven by increased net sales and (2) $1 million of Southern Tide store closure related charges. These increases were partially offset by a $2 million decrease in employment costs.
Corporate and Other:

	First Half
	Fiscal 2026	Fiscal 2025	$ Change	% Change
Net sales	$(331)	$(150)	$(181)	NM
Gross profit	$(4,297)	$(2,045)	$(2,252)	NM
Corporate EBITDA	$(24,336)	$(23,866)	$(470)	NM
Corporate and Other EBITDA decreased primarily due to a higher LIFO accounting charge. This decrease was partially offset by decreased SG&A. The decreased SG&A was primarily due to (1) a $1 million decrease in employment costs primarily driven by decreased incentive compensation and (2) a $1 million decrease in consulting and professional services related costs.
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

	Second Quarter		First Half
	Fiscal 2026	Fiscal 2025	Fiscal 2026	Fiscal 2025
GAAP net earnings	$48,967	$16,692	$63,955	$42,873
Depreciation and amortization	17,198	16,585	33,578	33,549
Interest expense, net	1,489	1,548	3,771	3,274
Income tax expense	$18,360	$7,171	$23,453	$15,470
EBITDA	86,014	41,996	124,757	95,166
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
Cash Flow Activity
The following table sets forth the net cash flows for the First Half of Fiscal 2026 and the First Half of Fiscal 2025 (in thousands):

	First Half
	Fiscal 2026	Fiscal 2025
Cash provided by operating activities	$97,300	$79,549
Cash used in investing activities	(31,470)	(54,645)
Cash used in financing activities	(64,833)	(27,723)
Net change in cash and cash equivalents	$997	$(2,819)
Changes in cash flows in the First Half of Fiscal 2026 and the First Half of Fiscal 2025 related to operating activities, investing activities and financing activities are discussed below.
Operating Activities:
In the First Half of Fiscal 2026 and the First Half of Fiscal 2025, operating activities provided $97 million and $80 million of cash, respectively. The cash flow from operating activities for each period primarily consisted of net earnings for the relevant period adjusted, as applicable, for non-cash activities including impairment of property and equipment, depreciation, amortization of intangible assets, amortization of deferred financing costs, equity-based compensation and other non-cash items as well as the net impact of changes in deferred income taxes and operating assets and liabilities.
In the First Half of Fiscal 2026, the net change in operating assets and liabilities from the end of Fiscal 2025 decreased cash provided by operating activities, primarily relating to:

•a decrease in current liabilities, including accounts payable, lease liabilities and accrued compensation due primarily to the timing of payments;
•an increase in both prepaid expenses and other current assets and other balance sheet changes due primarily to increases in prepaid software costs and software as a service (“SaaS”) configuration costs; and
•an increase in tariff receivables due to the timing of cash receipts related to previously paid tariffs. This increase was partially offset by a decrease in trade receivables due to lower wholesale sales, the seasonality of our business resulting in a higher proportion of wholesale sales occurring early in our fiscal year and the timing of sales and cash receipts.
These decreases in cash provided by operating activities were partially offset by:
•a decrease in inventories, due to efforts to reduce inventory balances in response to weaker consumer demand and the seasonality of our business, with inventory balances decreasing early in the fiscal year due to a higher proportion of sales typically occurring early in our fiscal year; and
•a decrease in income tax receivables driven by the timing of payments.
In the First Half of Fiscal 2025, the net change in operating assets and liabilities from the end of Fiscal 2024 decreased cash provided by operating activities primarily due to:
•an increase in prepaid expenses and other current assets and other balance sheet changes due primarily to increases in prepaid software costs, SaaS configuration costs and prepaid income taxes.
These decreases in cash provided by operating activities were partially offset by:
•a decrease in income tax receivables due to the timing of cash receipts;
•a decrease in receivables due to the seasonality of our business resulting in a higher proportion of wholesale sales occurring early in our fiscal year and the timing of sales and cash receipts;
•a decrease in inventories due to the seasonality of our business, with inventory balances decreasing early in the fiscal year due to a higher proportion of sales typically occurring early in our fiscal years; and
•an increase in current liabilities due to increased accounts payable driven by the timing of payments.
Investing Activities:
In the First Half of Fiscal 2026 and the First Half of Fiscal 2025, investing activities used $31 million and $55 million of cash, respectively. On an ongoing basis, our cash flow used in investing activities primarily consists of our capital expenditures, which totaled $32 million in the First Half of Fiscal 2026 and $55 million in the First Half of Fiscal 2025. Capital expenditures decreased in the First Half of Fiscal 2026 compared to the First Half of Fiscal 2025 primarily due to lower expenditures related to new brick and mortar retail and food and beverage locations and the Lyons, Georgia distribution center project.
Financing Activities:
In the First Half of Fiscal 2026 and the First Half of Fiscal 2025, financing activities used $65 million and $28 million of cash, respectively.
In the First Half of Fiscal 2026, net cash repayments of debt were $43 million as our long-term debt decreased due to cash flow from operations exceeding capital expenditures of $32 million and dividends of $22 million.
In the First Half of Fiscal 2025, net cash proceeds from debt were $50 million as our long-term debt increased due to share repurchases of $55 million, capital expenditures of $55 million and dividends of $21 million collectively exceeding cash flow from operations.

Liquidity and Capital Resources
We have a long history of generating sufficient cash flows from operations to satisfy our cash requirements for our ongoing capital expenditure needs as well as payment of dividends and repayment of our debt. Thus, we believe our anticipated future cash flows from operating activities will provide (1) sufficient cash over both the short and long term to satisfy our ongoing operating cash requirements, (2) funds to continue to invest in our businesses, including direct to consumer initiatives and information technology projects, (3) additional cash flow to repay debt that may be outstanding and (4) sufficient cash for other strategic initiatives such as acquisitions and share repurchases.
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
We issue standby letters of credit under the U.S. Revolving Credit Agreement. Outstanding letters of credit under the U.S. Revolving Credit Agreement reduce the amount of borrowings available to us when issued and, as of August 1, 2026, January 31, 2026, and August 2, 2025, totaled $6 million, $5 million and $5 million, respectively.
As of August 1, 2026, January 31, 2026, and August 2, 2025, we had $73 million, $116 million and $81 million, respectively, of borrowings outstanding and $240 million, $203 million and $239 million, respectively, in unused availability under the U.S. Revolving Credit Agreement.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we amended the U.S. Revolving Credit Agreement. During the First Half of Fiscal 2026 and as of August 1, 2026, no financial covenant testing was required pursuant to the U.S. Revolving Credit Agreement, as the minimum availability threshold was met at all times. As of August 1, 2026, we were compliant with all applicable covenants related to the U.S. Revolving Credit Agreement.
Operating Lease Commitments:
Refer to Note 4 in our unaudited condensed consolidated financial statements included in this report for additional information about our operating lease commitments as of August 1, 2026.

Dividends:
On September 1, 2026, our Board of Directors approved a cash dividend of $0.70 per share payable on October 30, 2026 to shareholders of record as of the close of business on October 16, 2026. Although we have paid dividends each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends or repurchase shares in the short term subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends.
Share Repurchases:
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the Second Quarter of Fiscal 2026 and First Half of Fiscal 2026, we repurchased no shares of our common stock pursuant to the open market repurchase plan authorization. During the Second Quarter of Fiscal 2025, we repurchased a total of 114,477 shares in open market repurchases at an average price of $40.46 for $5 million under the March 24, 2025 authorization. During the First Half of Fiscal 2025 we repurchased a total of 956,484 shares at an average cost of $57.12 for $55 million, including 842,007 shares of our common stock at an average cost of $59.38 for $50 million under a previous December 10, 2024, Board of Directors authorization of up to $100 million to repurchase shares of our stock.
As of August 1, 2026, $95 million remained under the March 24, 2025, Board of Directors' authorization.
Capital Expenditures:
Capital expenditures of $32 million for the First Half of Fiscal 2026 decreased from $55 million in the First Half of Fiscal 2025 due to decreased capital expenditures related to (1) the opening of food and beverage and retail store locations and (2) the multi-year project to build a new distribution center in Lyons, Georgia.
Capital expenditures do not include SaaS implementation expenditures that were $9 million and $16 million for the First Half of Fiscal 2026 and the First Half of Fiscal 2025, respectively. SaaS implementation costs on the condensed consolidated balance sheets as of August 1, 2026, January 31, 2026, and August 2, 2025, totaled $36 million, $33 million and $35 million and are included in prepaid expenses and other current assets and other assets, net in the condensed consolidated balance sheets. Changes in current and noncurrent SaaS implementation assets are included in prepaid expenses and other current assets and other balance sheet changes, respectively, in the condensed consolidated statements of cash flows.
Other Liquidity Items:
Our contractual obligations as of August 1, 2026, except for the decreased debt outstanding, as discussed above, have not changed materially from the contractual obligations outstanding at January 31, 2026, as disclosed in our Fiscal 2025 Form 10-K. We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2025 Form 10-K. During the Second Quarter of Fiscal 2026, there have not been any significant changes to our critical accounting policies and estimates. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Fiscal 2025 Form 10-K.
SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating segments is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As a result, our quarterly operating results and working capital requirements fluctuate significantly from quarter to quarter. Typically, the demand for products for our larger brands is higher in the spring, summer and holiday seasons and lower in the fall season (the third quarter of our fiscal year). Thus, our third quarter historically has had the lowest net sales and net earnings compared to other quarters. Further, the impact of certain unusual or non-recurring items, economic conditions, our e-commerce flash clearance sales, wholesale product shipments, weather, acquisitions or other factors affecting our operations may vary from one year to the next. Therefore, due to the potential impact of these items, we do not believe that net sales or operating income in the Second Quarter of Fiscal 2026 is indicative of the expected proportion of amounts by quarter for future periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2025 Form 10-K. There have not been any material changes in our exposure to these risks during the Second Quarter of Fiscal 2026 other than our decreased exposure to interest rates resulting from our decreased borrowings relative to January 31, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Company, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act during the Second Quarter of Fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the Second Quarter of Fiscal 2026, we did not make any unregistered sales of equity securities.
(c)We have certain stock incentive plans as described in Note 9 of our Fiscal 2025 Form 10-K, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Second Quarter of Fiscal 2026, we repurchased $1 million of shares from our employees related to the May 2026 vesting of service-based restricted share awards.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value (000s) of Shares That May Yet be Purchased Under the Plans or Programs
May (5/3/26 - 5/30/26)	20,650	$44.62	—	$95,369
June (5/31/26 - 7/4/26)	—	$—	—	$95,369
July (7/5/26 - 8/1/26)	—	$—	—	$95,369
Total	20,650	$44.62	—	$95,369
On March 24, 2025, our Board of Directors authorized us to spend up to $100 million to repurchase shares of our stock with no expiration. No shares were repurchased through open market repurchase programs or this authorization during the Second Quarter of Fiscal 2026. As of August 1, 2026, $95 million remained under the March 24, 2025, Board of Directors' authorization.
ITEM 5. OTHER INFORMATION
(a)On September 1, 2026, Mr. Thomas E. Campbell announced his intention to retire at the end of the current fiscal year. To facilitate an orderly transition of responsibilities, Mr. Campbell will be stepping down from his position as Executive Vice President and Chief Information Officer, effective September 15, 2026, and continuing through his retirement date in a non-executive senior advisory role.
(c)During the Second Quarter of Fiscal 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended (filed as Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended May 2, 2026)
10.1	Oxford Industries, Inc. Amended and Restated Long-Term Stock Incentive Plan*
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.**
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

September 4, 2026	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Authorized Signatory)